Form 10QSB
period 1997-03-31
THANKSGIVING COFFEE CO INC
filed 1997-05-15
CIK 949852

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                     FORM 10-QSB


               /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1997

                                          OR
               / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from ________ to ________


                           Commission File No. 33-960-70-LA


                          THANKSGIVING COFFEE COMPANY, INC.
                         (Exact name of small business issuer
                             as specified in its charter)

                  California                              94-2823626
       (State or other jurisdiction of                  (IRS Employer
        incorporation or organization)              Identification Number)


                    19100 South Harbor Drive
                    Fort Bragg, California                     95437
              (Address of principal executive officers)      (Zip Code)

           Issuer's telephone number, including area code:  (707) 964-0118


                 (Former name, former address and former fiscal year,
                            if changed since last report.)


            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
           1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes \X\                  No \  \


                As of May 13, 1997, there were issued and outstanding
                   1,236,744 shares of common stock of the issuer.






                          THANKSGIVING COFFEE COMPANY, INC.

                                        INDEX



           PART I.   FINANCIAL INFORMATION


           Item 1.   Financial Statements                        Page No.

                     Balance Sheet at March 31, 1997 and
                     December 31, 1996 . . . . . . . . . . . .       1
                     Statements of Income for the Three Months
                     Ended March 31, 1997 and March 31, 1996 .       3

                     Statements of Cash Flows for the Three
                     Months Ended March 31, 1997 and March 31,
                     1996  . . . . . . . . . . . . . . . . . .       4
                     Notes to Financial Statements . . . . . .       6



           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations  . . . . . . . . . . . . . . .       7


           PART II.  OTHER INFORMATION
           Item 1.   Legal Proceedings . . . . . . . . . . . .       9

           Item 2.   Changes in Securities . . . . . . . . . .       9

           Item 3.   Defaults Upon Senior Securities . . . . .       9
           Item 4.   Submission of Matters to a Vote of
                     Security-Holders  . . . . . . . . . . . .       9

           Item 5.   Other Information . . . . . . . . . . . .       9
           Item 6.   Exhibits and Reports on Form 8-K  . . . .       9






                          THANKSGIVING COFFEE COMPANY, INC.

                              Balance Sheet (Unaudited)

                                        ASSETS


                                        March 31, 1997   December 31, 1996
           CURRENT ASSETS
             Cash                              $253,045           $399,037
             Accounts Receivable                459,019            296,006
             Employee Receivable                  7,311              6,031
             Inventory                          545,344            486,797
             Commodities Options
              Account                           105,275                  0
             Other Receivables &
              Prepaids                           78,523            158,664
                                                _______          _________

                  Total Current Assets        1,448,517          1,346,636

           PROPERTY AND EQUIPMENT
             Property Fixtures &
              Equipment                       1,847,190          1,806,155
             Accumulated Depreciation         (926,888)          (891,205)
                                              _________          _________
                  Total Property &
                    Equipment                   920,302            914,950

           OTHER ASSETS
             Deposits And Other Assets           30,175             30,585
             Deferred Futures Contract            9,131                  0
             Intangibles, Net Of
              Amortization                      284,796            293,111
                                                _______            _______
                  Total Other Assets            324,102            323,696
                                                _______            _______

                  Total Assets               $2,692,921         $2,585,182
                                             ==========         ==========













                   See accompanying notes to financial statements.






                          THANKSGIVING COFFEE COMPANY, INC.

                              Balance Sheet (Unaudited)

                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                           March 31, 1997  December 31, 1996
           CURRENT LIABILITIES
             Accounts Payable                 $441,074           $206,417
             Notes Payable - Banks             291,767             50,000
             Notes Payable - Shareholder       105,552             31,038
             Accrued Liabilities                50,512             52,952
                                               _______         __________

                  Total Current
                   Liabilities                 888,905            431,821

           LONG TERM DEBT
             Notes Payable                     145,580            515,080
                                               _______         __________
                  Total Long-Term Debt         145,580            515,080

           OTHER LIABILITIES
             Deferred Options Contract           7,219                  0
             Deferred Income Taxes              51,429             51,429
                                               _______         __________
                  Total Other Liabilities       58,648             51,429
                                               _______         __________

                  Total Liabilities          1,093,133            998,330

           STOCKHOLDERS' EQUITY
             Common Stock - No Par Value
               1,960,000 Shares
               Authorized;
               1,236,744 Shares Issued
               And Outstanding At
               March 31, 1997                  872,829            874,666
             Additional Paid-In Capital         24,600             24,000
             Retained Earnings                 702,360            687,386
                                               _______         __________
                  Total Stockholders'
                    Equity                   1,599,789          1,586,852
                                             _________         __________

                  Total Liabilities And
                    Equity                  $2,692,921         $2,585,182
                                            ==========         ==========




                   See accompanying notes to financial statements.






                          THANKSGIVING COFFEE COMPANY, INC.

                           Statements Of Income (Unaudited)



                                                  Three Months Ended
                                           March 31, 1997     March 31, 1996

             Net Sales                         $1,512,618         $1,034,028

             Cost Of Sales                        771,207            600,483
                                                  _______          _________
                  Gross Profit                    741,411            433,545

           OPERATING EXPENSES
             Selling, General &
              Administation                       687,394            383,756
             Depreciation &
              Amortization                         27,308             22,084
                                                  _______          _________
                  Total Operating
                   Expenses                       714,702            405,840
                                                  _______          _________

                  Operating Income (Loss)          26,709             27,705

           OTHER INCOME (EXPENSE)
             Interest Income                        1,832                907
             Interest Expense                    (14,059)           (19,602)
             Miscellaneous Income                     293                266
                                                 ________          _________
                  Total Other Income
                    (Expense)                    (11,935)           (18,429)
                                                 ________           ________

                  Income Before Taxes              14,774              9,276
                                                  _______           ________
                  Net Income                     $ 14,774            $ 7,151
                                                 ========            =======













                   See accompanying notes to financial statements.


                          THANKSGIVING COFFEE COMPANY, INC.

                         Statements Of Cash Flow (Unaudited)

                                                  Three Months Ended

                                           March 31, 1997     March 31, 1996
           CASH FLOWS FROM OPERATING
           ACTIVITIES
             Net Income                          $ 14,774           $  7,151
             Non Cash Items Included Net
               Loss
                  Depreciation &
                    Amortization                   44,498             27,539
                  (Increase) Decrease In:
                    Short Term
                      Investments                     -                4,094
                    Receivables                 (164,293)             31,645
                    Inventory                    (58,547)            123,617
                    Commodities Options
                      Account                   (105,275)            (4,029)
                    Prepaid Expenses               38,406            (1,570)
                    Deposits                          410                289
                    Deferred Futures
                      Contract                    (9,131)                -
                  Increase (Decrease) In:
                    Accounts Payable              234,657           (63,483)
                    Accrued Liabilities           (2,440)           (37,435)
                    Deferred Options
                      Contract                      7,219               -
                                                  _______           ________
                  Net Cash Provided By
                    Operating Activities              278             87,818
                                                  _______           ________

           CASH FLOWS FROM INVESTING
           ACTIVITIES
             Purchase Of Equipment               (41,035)           (87,842)
             Purchase Of Intangible
               Assets                               (500)               -
             Increase In Stock Offering
               Costs                              (1,837)          (105,196)
                                                _________          _________
             Net Cash Used By Investing
              Activities                         (43,372)          (193,038)
                                                _________          _________

           CASH FLOWS FROM FINANCING
           ACTIVITIES
             Decrease In Notes Receivable          41,735              6,231
             (Repayment) Proceeds Of
               Notes Payable                    (144,633)             58,600
                                               __________           ________
             Net Cash (Used) Provided By
               Financing Activities             (102,898)             64,831
                                               __________           ________


                   See accompanying notes to financial statements.






                          THANKSGIVING COFFEE COMPANY, INC.

                   Statements Of Cash Flow (Unaudited) (continued)

                                                  Three Months Ended

                                           March 31, 1997     March 31, 1996

           Net Decrease In Cash                 (145,992)           (40,389)

           Cash, As Of January 1, 1997
             And 1996                             399,037            128,259
                                                _________           ________
           Cash, As Of March 31, 1997
             And 1996
                                                $ 253,045           $ 87,870
                                                =========           ========




































                   See accompanying notes to financial statements.






                          THANKSGIVING COFFEE COMPANY, INC.
                      Notes to Financial Statements (Unaudited)


          Note 1 - Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments necessary for a fair presentation of the information reported (which consist only of normal recurring adjustments). Historically, fourth quarter sales have accounted for 28% to 35% of the Company's yearly net sales and the fourth quarter is the most profitable quarter; in contrast, the Company historically has experienced net losses during the first and second quarters of the year. Because of the seasonality of the Company's business, the results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the financial statements, including notes thereto, for the fiscal years ended December 31, 1996 and 1995, which are included in the Company's Form 8-K filed immediately prior to this Form 10-QSB.

          At March 31, 1997 there were $291,767 outstanding under the Company's line of credit agreement. The Company was in compliance with each of the covenants required by the agreement for the quarter ended March 31, 1997.






          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Form 10-QSB contains certain forward looking statements, which are subject to certain risks and uncertainties, including but not limited to fluctuations in the availability and costs of green coffee beans, availability of trade credit and other financing sources, competition in the Company's businesses, and other risks identified in the Company's Prospectus dated October 10, 1995.

          On October 10, 1996, the Company completed its public offering of common stock. 235,744 shares were sold for an aggregate of $1,178,720. The Company currently has 1,236,744 shares issued and outstanding, and 1,316 shareholders of record.

          In the quarter ended March 31, 1997 the Company commenced operations of its green bean division, which imports green coffee beans for the Company's use and for resale to other roasters.

          RESULTS OF OPERATIONS

          Net sales for the quarter ended March 31, 1997 were $1,512,618, an increase of 46% over net sales of $1,034,028 for the quarter ended March 31, 1996. This increase in net sales was due to sales through the green bean division and the Company's bakery and cafe operations, which did not exist in the comparable period of 1996.

          Gross profit increased 71%, from $433,595 (41.9% of net sales) in the first quarter of 1996 to $741,411 (49.0% of net sales) in the first quarter of 1997. This increase was a result of reduced green bean costs for the Company and gross profit attributable to the green bean division, offset in part by the Company's retail operations.

          Selling, general and administrative expenses increased 79%, from $383,756 (37% of net sales) in the first quarter of 1996 to $687,394 (45% of net sales) for the first quarter of 1997. Higher selling, general and administration expense reflects hiring of additional management personnel, overhead attributable to the Company's new retail operations, higher mail order sales costs, and new product development expenses.

          LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 1997, the Company had working capital of $253,045. Net cash provided by operating activities was $278 for the three months ended March 31, 1997, compared to $87,818 for the three months ended March 31, 1996. The decrease in net cash provided by operating activities was primarily due to an increase in cash used in the green bean division and to increased accounts payable and increased accounts receivable largely as a result of sales associated with the green bean division and the Company's retail operations.






          Net cash used in investing activities, which primarily consists of expenditures for equipment, was $43,372 for the three months ended March 31, 1997 as compared to $193,038 during the same period last year. This decrease was attributable to the elimination of stock offering costs.

          The Company maintains a revolving line of credit of up to $650,000. The credit agreement contains restrictive loan covenants which if violated could be used as a basis for termination of the agreement. For the quarter ended March 31, 1997, the Company was in compliance with or had received waivers for each of these covenants. There were borrowings of $291,767 outstanding under the credit agreement at March 31, 1997. The credit agreement expires June 10, 1997 but the Company expects to be able to extend the agreement or negotiate a new line of credit agreement.

          The Company expects to be able to fund its working capital requirements and expansion plans with a combination of cash flows from operations, normal trade credit, financing arrangements and continued use of lease financing.

          The seasonal availability of green bean coffee in the first quarter of the year and increased sales in the last quarter historically creates a high use of cash and a build-up in inventories in the first quarter, with a corresponding decrease in inventory and increase in cash in the last quarter.






                             PART II - OTHER INFORMATION

          ITEM 1.      LEGAL PROCEEDINGS

          No new legal actions were filed by or against the Company in the quarter ended March 31, 1997.

          ITEM 2.      CHANGES IN SECURITIES

          - Not Applicable -

          ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

          - Not Applicable -

          ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          - Not Applicable -

          ITEM 5.      OTHER INFORMATION

          - Not Applicable -

          ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                  a.   Exhibits

                       3.i. Articles of Incorporation of the Company (filed
                            as Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2, Reg. No. 33-960-70-LA, and incorporated herein by reference)

                       3.ii Bylaws of the Company (filed as Exhibit 3.1 to
                            the Registrant's Registration Statement on Form SB-2, Reg. No. 33-960-70-LA, and incorporated herein by reference)

                  b. No reports on Form 8-K were filed during the period from January 1, 1997 through March 31, 1997.







                                      SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          THANKSGIVING COFFEE COMPANY, INC.

          Name                        Title                    Date



             /s/ Paul Katzeff         Chief Executive Officer  May 15, 1997
          ________________________
             Paul Katzeff



            /s/ Joan Katzeff          President                May 15, 1997
          ________________________
             Joan Katzeff