Form 10QSB
period 1997-06-30
THANKSGIVING COFFEE CO INC
filed 1997-08-14
CIK 949852

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                     FORM 10-QSB


               /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1997

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


                 (Former name, former address and former fiscal year,
                            if changed since last report)


            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
           1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes \X\                  No \  \


               As of August 11, 1997, there were issued and outstanding
                   1,236,744 shares of common stock of the issuer.





                          THANKSGIVING COFFEE COMPANY, INC.

                                        INDEX
                                                                 Page No.

           PART I.   FINANCIAL INFORMATION
             Item 1. Consolidated Financial Statements

                     Consolidated Balance Sheet at June 30,
                     1997 and December 31, 1996  . . . . . . .       1

                     Consolidated Statements of Income for the
                     Three Months Ended June 30, 1997 and
                     June 30, 1996 and for the Six Months
                     Ended June 30, 1997 and June 30, 1996 . .       3
                     Consolidated Statements of Cash Flows for
                     the Six Months Ended June 30, 1997 and
                     June 30, 1996 . . . . . . . . . . . . . .       4

                     Notes to Consolidated Financial
                     Statements  . . . . . . . . . . . . . . .       6
             Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations  . . . . . . . . . . . . . . .       7



           PART II.  OTHER INFORMATION
             Item 1. Legal Proceedings . . . . . . . . . . . .       9

             Item 2. Changes in Securities . . . . . . . . . .       9
             Item 3. Defaults upon Senior Securities . . . . .       9

             Item 4. Submission of Matters to a Vote of
                     Security-Holders  . . . . . . . . . . . .       9

             Item 5. Other Information . . . . . . . . . . . .       9
             Item 6. Exhibits and Reports on Form 8-K  . . . .       9





                          THANKSGIVING COFFEE COMPANY, INC.

                       Consolidated Balance Sheets (Unaudited)

                                        ASSETS

                                          June 30, 1997  December 31, 1996
                                          _____________  _________________

           CURRENT ASSETS
             Cash                             $241,937           $399,038
             Accounts Receivable               517,394            296,006
             Employee Receivable                 8,944              6,031
             Inventory                         852,218            486,797
             Commodities Options
              Account                           85,741                  0
             Other Receivables &
              Prepaids                         190,307            158,664
                                             __________         __________

                  Total Current Assets       1,896,540          1,346,536
           PROPERTY AND EQUIPMENT
             Property Fixtures &
              Equipment                      1,996,592          1,806,155
             Accumulated Depreciation         (965,351)          (891,205)
                                             __________         __________

                  Total Property &
                    Equipment                1,031,241            914,950

           OTHER ASSETS
             Deposits And Other Assets          40,186             30,585
             Deferred Futures Contract               0                  0
             Intangibles, Net Of
              Amortization                     286,998            293,111
                                             __________         __________
                  Total Other Assets           327,184            323,696
                                             __________         __________

                  Total Assets              $3,254,965         $2,585,182
                                            ===========        ===========















                   See accompanying notes to financial statements.





                          THANKSGIVING COFFEE COMPANY, INC.

                       Consolidated Balance Sheets (Unaudited)

                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                               June 30, 1997  Dec. 31, 1996
                                               _____________  _____________
         CURRENT LIABILITIES
             Accounts Payable                     $428,332       $206,417
             Notes Payable - Banks                 593,679         50,000
             Notes Payable - Shareholder            25,312         31,038
             Accrued Liabilities                    85,607         52,952
             Current Portion of Long Term
              Debt                                 172,452         91,414
                                                 _________      _________

               Total Current Liabilities         1,305,382        431,821

         LONG TERM DEBT
             Notes Payable                         527,626        515,080
                                                 _________      _________

               Total Long-Term Debt                527,626        515,080

         OTHER LIABILITIES
             Deferred Options Contract                   0              0
             Deferred Income Taxes                  52,932         51,429
                                                 _________      _________

               Total Other Liabilities              52,932         51,429
                                                 _________      _________

               Total Liabilities                 1,885,940        998,330

         STOCKHOLDERS' EQUITY
             Common Stock - No Par Value
               1,960,000 Shares
               Authorized;
               1,236,744 Shares Issued
               And Outstanding At
               June 30, 1997                       872,829        874,666
             Additional Paid-In Capital             24,600         24,600
             Retained Earnings                     471,597        687,586
                                                 _________      _________

               Total Stockholders' Equity        1,369,025      1,586,852
                                                 _________      _________

               Total Liabilities And
                Stockholders' Equity            $3,254,965     $2,585,182
                                                ==========     ==========


                   See accompanying notes to financial statements.





                          THANKSGIVING COFFEE COMPANY, INC.

                    Consolidated Statements Of Income (Unaudited)


                                 Three Months Ended        Six Months Ended
                                      June 30                   June 30
                                 __________________        ________________

                                 1997         1996         1997        1996

      Net Sales              $1,910,385  $1,044,627   $2,983,806  $2,078,656
      Cost of Sales           1,071,589     523,481    1,512,096   1,123,915
                             __________  __________   __________  __________
          Gross Profit          838,796     521,146    1,471,709     954,741

      OPERATING EXPENSES
        Selling, General &
         Administrative         763,402     399,234    1,493,640     783,039
        Depreciation &           45,608      23,058       72,878      45,143
          Amortization        _________  __________   __________  __________
          Total Operating       809,010     422,292    1,566,517     828,182
          Expenses            _________  __________   __________  __________
          Operating Income       29,786      98,854      (94,808)    126,559

      OTHER INCOME (EXPENSE)
        Interest Income           1,082         844        2,978       1,752
        Interest Expense        (42,470)    (23,628)     (56,529)    (43,231)
        Miscellaneous Income        868         611        2,668         877
                              _________  __________   __________  __________
          Total Other Income
           (Expense)            (40,520)    (22,173)     (50,883)    (40,602)
                              _________  __________   __________  __________
          Income Before Taxes   (10,734)     76,681     (145,691)     85,957
          Taxes Paid (Due)            0      27,715            0      29,840
                              _________  __________   __________  __________

          Net Income (Loss)   $ (10,734)   $ 48,966    $(145,691)  $  56,117
                              =========    ========    =========   =========
















                   See accompanying notes to financial statements.



                          THANKSGIVING COFFEE COMPANY, INC.

                   Consolidated Statements Of Cash Flow (Unaudited)

                                                      Six Months Ended
                                                           June 30
                                                     __________________

                                                      1997        1996
           CASH FLOWS PROVIDED BY OPERATING
           ACTIVITIES
             Net Income (Loss)                     $(145,691) $  56,117
             Non Cash Items Included In Net
               Income (Loss)
               Depreciation & Amortization            72,878     45,143
               (Increase) Decrease In:
                 Short Term Investments                  -          -
                 Receivables                        (224,300)    59,941
                 Inventory                          (365,421)    41,390
                 Commodities Options Account         (85,741)        65
                 Prepaid Expenses                    (31,644)   (13,134)
                 Deposits                                -          -
                 Deferred Futures Contract               -          -
               Increase (Decrease) In:
                 Accounts Payable                    221,915    (42,640)
                 Accrued Liabilities                  34,158      6,970
                 Deferred Options Contract              -          -
                 Short Term Borrowing                543,679       -
                                                     _______    _______
               Net Cash Provided By                   19,833    153,852
                 Operating Activities                _______    _______

           CASH FLOWS FROM INVESTING
           ACTIVITIES
             Purchase Of Equipment                  (189,169)   (93,053)
             Purchase Of Intangible Assets             6,113      6,520
             Increase In Stock Offering
               Costs                                       0   (167,368)
             Adjustment to Retained Earnings         (72,135)         0
                                                     _______    _______
             Net Cash Used By Investing             (255,191)  (253,901)
               Activities                            _______    _______

           CASH FLOWS FROM FINANCING
           ACTIVITIES
             Decrease In Notes Receivable             (9,601)         0
             (Repayment) Proceeds Of Notes            87,858    115,583
               Payable                               _______    _______
             Net Cash (Used) Provided By              78,257    115,583
               Financing Activities                  _______    _______
           Net Increase (Decrease) In Cash          (157,101)    15,534
           Cash, As Of January 1, 1997 And           399,038    128,260
             1996                                    _______    _______
           Cash, As Of June 30, 1997 And           $ 241,937  $ 143,794
             1996                                  =========  =========


                   See accompanying notes to financial statements.





                          THANKSGIVING COFFEE COMPANY, INC.
                Notes to Consolidated Financial Statements (Unaudited)


          Note 1 - Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments necessary for a fair presentation of the information reported (which consist only of normal recurring adjustments). Historically, fourth quarter sales have accounted for 28% to 35% of the Company's yearly net sales and the fourth quarter is the most profitable quarter; in contrast, the Company historically has generally experienced net losses during the first and second quarters of the year. Because of the seasonality of the Company's business, the results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the financial statements, including notes thereto, for the fiscal years ended December 31, 1996 and 1995, which are included in the Company's Form 8-K filed on May 15, 1997.

          At June 30, 1997, there were total borrowings of $1,319,000, including $593,679 outstanding under the Company's line of credit agreement. The Company was in compliance with or had received waivers from each of the covenants required by the agreement for the quarter ended June 30, 1997.

          Revenue and net income for the three months ended March 31, 1997 have been restated and included in the six months ended June 30, 1997 to reflect the correction of a bookkeeping adjustment associated with the Company's Sustainable Harvest subsidiary.





          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Form 10-QSB contains certain forward looking statements, which are subject to risks and uncertainties, including but not limited to fluctuations in the availability and costs of green coffee beans, availability and sufficiency of trade credit and other financing sources, competition in the Company's businesses, delivery disruptions associated with labor disputes, and other risks identified in the Company's Prospectus dated October 10, 1995.

          On October 10, 1996, the Company completed its public offering of common stock. 235,744 shares were sold for an aggregate of $1,178,720. The Company currently has 1,236,744 shares issued and outstanding, and 1,312 shareholders of record.

          In the quarter ended March 31, 1997 the Company commenced operations of its Sustainable Harvest subsidiary, which imports green coffee beans for the Company's use and for resale to other roasters.

          RESULTS OF OPERATIONS

          Three Months Ended June 30, 1997 Compared With Three Months Ended June 30, 1996

          Net sales for the three months ended June 30, 1997 were $1,910,385, an increase of 83% over net sales of $1,044,627 for the three months ended June 30, 1996. This increase was primarily due to sales by the Company's Sustainable Harvest subsidiary and the Company's cafe and bakery, which did not exist in the comparable period in 1996, and to a 16% increase in wholesale and direct consumer sales over comparable sales in the same period of 1996.

          Gross margin (gross profit as a percentage of net sales) declined from 50% for the six months ended June 30, 1997 to 44% in the same period of 1997. This decline in gross margin was primarily a result of the increased proportion of sales represented by relatively lower-margin sales of green coffee beans, offset in part by lower green bean costs to the Company and the operations of the Company's cafe and bakery.

          Selling, general and administrative expenses increased 91%, from $399,234 (38% of net sales) in the three months ended June 30, 1996 to $763,402 (40% of net sales) in the three months ended June 30, 1997. The increase in selling, general and administrative expenses reflects the hiring of additional management personnel following the completion of the offering in the fall of 1996, overhead attributable to the Company's new retail operations, increased promotional activity in support of the Company's major fall marketing efforts, higher mail order sales costs, and new product development expenses.





          Interest expense increased 79%, from $23,628 for the three months ended June 30, 1996 to $42,470 for the three months ended June 30, 1997, as a result of increased borrowing to finance the acquisition of beans. Interest expense represented approximately 2.2% of net sales in both periods.

          As a result of the foregoing factors, the Company incurred a net loss of $10,734 for the three months ended June 30, 1997 compared with net income of $48,966 for the three months ended June 30, 1996.

          Six Months Ended June 30, 1997 Compared With Six Months Ended June 30, 1996

          Net sales for the six months ended June 30, 1997 were $2,983,806, an increase of 44% over net sales of $2,078,656 for the six months ended June 30, 1996. This increase was primarily due to sales by the Company's Sustainable Harvest subsidiary, and the Company's cafe and bakery, which did not exist in the comparable period in 1996, and to a 8% increase in net sales in wholesale and direct consumer sales during the six months ended June 30, 1997 compared to the same period of 1996.

          Gross margin (gross profit as a percentage of net sales) increased from 46% for the six months ended June 30, 1996 to 49% for the six months ended June 30, 1997. This increase was a result of reduced green bean costs for the Company, offset in part by the increased proportion of sales represented by relatively lower-margin sales of green coffee beans.

          Selling, general and administrative expenses increased 91%, from $783,039 (38% of net sales) in the six months ended June 30, 1996 to $1,493,640 (50% of net sales) in the six months ended June 30, 1997. The increase in selling, general and administrative expenses reflects the hiring of additional management personnel following the completion of the offering in the fall of 1996, overhead attributable to the Company's new retail operations, increased promotional activity in support of the Company's major fall marketing efforts, higher mail order sales costs, and new product development expenses.

          As a result of the foregoing factors, the Company incurred a net loss of $145,691 for the six months ended June 30, 1997 compared with net income of $56,117 for the six months ended June 30, 1996.

          LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 1997, the Company had working capital of $591,158.
          Net cash provided by operating activities was $19,833 for the six months ended June 30, 1997, compared to $153,852 for the six months ended June 30, 1996. The decrease in net cash provided by operating activities was primarily due to a seasonal increase in





          cash used in the green bean division and to increased accounts receivable associated with increased sales in all divisions.

          Net cash used in investing activities, which primarily consists of expenditures for equipment, was $255,191 for the six months ended June 30, 1997 as compared to $253,901 during the same period last year.

          The Company maintains a revolving line of credit of up to $650,000. The credit agreement contains restrictive loan covenants which if violated could be used as a basis for termination of the agreement. For the six months ended June 30, 1997, the Company was in compliance with or had received waivers for each of these covenants. There were total borrowings of $1,319,000, including $593,679 outstanding under the credit agreement at June 30, 1997. The credit agreement expired on August 10, 1997 but the Company expects to be able to extend the agreement until August 10, 1998.

          The Company expects to be able to fund its working capital requirements and expansion plans with a combination of cash flows from operations, normal trade credit, financing arrangements and continued use of lease financing. If the Company is not able to renew or replace its credit agreement on comparable terms or at all, the Company's liquidity and results of operations could be adversely affected.

          The seasonal availability of green bean coffee in the first two quarters of the year and increased sales in the last quarter historically creates a high use of cash and a build-up in inventories in the first two quarters, with a corresponding decrease in inventory and increase in cash in the last quarter. Past seasonal patterns are not necessarily indicative of future results. There can be no assurance that sales will increase in future quarters.





                             PART II - OTHER INFORMATION

          ITEM 1. LEGAL PROCEEDINGS

          - Not Applicable -

          ITEM 2. CHANGES IN SECURITIES

          - Not Applicable -

          ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          - Not Applicable -

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          - Not Applicable -

          ITEM 5. OTHER INFORMATION

          - Not Applicable -

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              a.  Exhibits

                  3.i.  Amendment to Bylaws of the Company, dated June 3,
                        1996.

              b.  Forms 8-K.

                        On May 15, 1997, the Company filed a Form 8-K,
                  reporting under Item 5 the following financial statements: Audited Financial Statements and
                  Accompanying Notes for the Company for the fiscal years ended December 31, 1996 and 1995.





                                      SIGNATURES

              In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          THANKSGIVING COFFEE COMPANY, INC.

                 Name                   Title                   Date

           /s/ Paul Katzeff      Chief Executive         August 14, 1997
          __________________     Officer
             Paul Katzeff


           /s/ Joan Katzeff      President               August 14, 1997
          __________________
             Joan Katzeff





                                    EXHIBIT INDEX


           3.i. Amendment to Bylaws of the Company, dated June 3, 1996.





                                     Exhibit 3.i.

                Amendment to Bylaws of the Company, dated June 3, 1996


          An amendment to the Bylaws of the Company was duly adopted by valid action of the Directors and Shareholders by unanimous consent on June 3, 1996, such that Article II, Section 2 of the Bylaws of the Company is amended in its entirety to read as follows:

              Number of Directors. The authorized number of Directors shall be not less than 3, nor more than 5, until changed by amendment of the Bylaws, duly adopted by the Shareholders, amending this Section 2. The exact number of Directors shall be fixed, within the limits specified, by amendment of the next sentence, duly adopted either by the Board of Directors or by the Shareholders, but need not be adopted by both. The exact number of Directors shall be 4 until changed, as provided in this Section 2.