Form 10QSB
period 1997-09-30
THANKSGIVING COFFEE CO INC
filed 1997-11-14
CIK 949852

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                     FORM 10-QSB


               /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

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


                         Yes \X\                  No \  \


              As of November 11, 1997, there were issued and outstanding
                   1,236,744 shares of common stock of the issuer.





                          THANKSGIVING COFFEE COMPANY, INC.

                                        INDEX
                                                                 Page No.

           PART I.   FINANCIAL INFORMATION

             Item 1. Consolidated Financial Statements

                     Consolidated Balance Sheet at
                     September 30, 1997 and December 31, 1996        1

                     Consolidated Statements of Income for the
                     Three Months Ended September 30, 1997 and
                     September 30, 1996 and for the Nine
                     Months Ended September 30, 1997 and
                     September 30, 1996  . . . . . . . . . . .       3
                     Consolidated Statements of Cash Flows for
                     the Nine Months Ended September 30, 1997
                     and September 30, 1996  . . . . . . . . .       4

                     Notes to Consolidated Financial
                     Statements  . . . . . . . . . . . . . . .       5

             Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations  . . . . . . . . . . . . . . .       6


           PART II.  OTHER INFORMATION

             Item 1. Legal Proceedings . . . . . . . . . . . .      10

             Item 2. Changes in Securities . . . . . . . . . .      10

             Item 3. Defaults upon Senior Securities . . . . .      10

             Item 4. Submission of Matters to a Vote of
                     Security-Holders  . . . . . . . . . . . .      10

             Item 5. Other Information . . . . . . . . . . . .      10

             Item 6. Exhibits and Reports on Form 8-K  . . . .      10





                          THANKSGIVING COFFEE COMPANY, INC.

                             Consolidated Balance Sheets

                                        ASSETS

                                    September 30, 1997    December 31, 1996
                                        (unaudited)           (audited)
      CURRENT ASSETS
        Cash                                 $ 85,080             $399,038
        Accounts Receivable                   473,796              296,006
        Employee Receivable                     8,014                6,031
        Inventory                             813,750              486,797
        Commodities Options
         Account                                7,264                    0
        Other Receivables &
         Prepaids                             210,715              158,664
                                            _________            _________

             Total Current Assets           1,598,619            1,346,536

      PROPERTY AND EQUIPMENT
        Property Fixtures &
         Equipment                          2,029,558            1,806,155
        Accumulated Depreciation           (1,005,636)            (891,205)
                                           ___________           __________
             Total Property &
               Equipment                    1,023,922              914,950

      OTHER ASSETS
        Deposits And Other Assets              71,167               30,585
        Intangibles, Net Of
         Amortization                         284,017              293,111
                                           ___________           __________

             Total Other Assets               355,184              323,696
                                           ___________           __________

             Total Assets                  $2,977,726           $2,585,182
                                           ===========          ===========













                   See accompanying notes to financial statements.





                          THANKSGIVING COFFEE COMPANY, INC.

                             Consolidated Balance Sheets

                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                          September 30, 1997  December 31, 1996
                                             (unaudited)          (audited)
      CURRENT LIABILITIES
        Accounts Payable                         $522,680           $206,417
        Notes Payable - Banks                     601,635             50,000
        Notes Payable - Shareholder               108,548             31,038
        Accrued Liabilities                        47,383             52,952
        Current Portion of Long Term
           Debt                                   133,406             91,414
                                                _________           ________

             Total Current Liabilities          1,413,651            431,821

      LONG TERM DEBT
        Notes Payable                             433,348            515,080
                                                _________           ________

             Total Long-Term Debt                 433,348            515,080

      OTHER LIABILITIES
        Deferred Income Taxes                      51,429             51,429
                                                _________           ________

             Total Other Liabilities               51,429             51,429
                                                _________           ________

             Total Liabilities                  1,898,428            998,330

      STOCKHOLDERS' EQUITY
        Common Stock - No Par Value
          1,960,000 Shares
          Authorized;
          1,236,744 Shares Issued
          And Outstanding At
          September 30, 1997                      872,829            874,666
        Additional Paid-In Capital                 24,600             24,600
        Retained Earnings                         181,868            687,586
                                                _________          _________

             Total Stockholders' Equity         1,079,297          1,586,852
                                                _________          _________

             Total Liabilities And             $2,977,726         $2,585,182
              Stockholders' Equity             ==========         ==========


                   See accompanying notes to financial statements.


                          THANKSGIVING COFFEE COMPANY, INC.

                    Consolidated Statements Of Income (Unaudited)



                                    Three Months Ended      Nine Months Ended
                                       September 30            September 30

                                     1997        1996       1997        1996

      Net Sales                $1,607,749  $1,046,384 $4,591,555  $3,125,039
      Cost of Sales               997,129     556,928  2,509,225   1,680,744
                                _________   _________  _________   _________
          Gross Profit            610,621     489,555  2,082,330   1,444,295

      OPERATING EXPENSES
        Selling, General &
         Administrative           836,492     437,434  2,330,132   1,230,129
        Depreciation &
          Amortization             33,219      24,550    106,097      69,693
                                _________   _________  _________   _________
          Total Operating
          Expenses                869,711     461,984  2,436,228   1,299,822
                                _________   _________  _________   _________
          Operating Income       (259,090)     27,571   (353,898)    144,473

      OTHER INCOME (EXPENSE)
        Interest Income            (1,703)      4,090      1,275       5,844
        Interest Expense          (39,605)    (26,952)   (96,134)    (60,527)
        Miscellaneous Income        4,430       3,750      7,099       4,627
                                _________   _________  _________   _________
          Total Other Income
           (Expense)              (36,877)    (19,112)   (87,761)    (50,056)
                                _________   _________  _________   _________
          Income (Loss) Before
          Taxes                  (295,968)      8,459   (441,659)     94,417
          Tax Refund (Expense)      6,239      (6,633)     6,239     (36,473)
                                _________   _________   ________   _________

          Net Income (Loss)   $  (289,729) $    1,828 $ (435,420) $   57,944
                               ==========   =========  =========   =========














                   See accompanying notes to financial statements.


                          THANKSGIVING COFFEE COMPANY, INC.

                   Consolidated Statements Of Cash Flow (Unaudited)

                                                       Nine Months Ended
                                                          September 30
                                                        1997       1996
           CASH FLOWS PROVIDED BY OPERATING
           ACTIVITIES
             Net Income (Loss)                     $(435,420) $  57,944
             Non Cash Items Included In Net
               Income (Loss)
               Depreciation & Amortization           123,525     86,123
               (Increase) Decrease In:
                 Short Term Investments                  -          -
                 Receivables                        (179,773)    85,529
                 Inventory                          (326,953)  (119,753)
                 Commodities Options Account          (7,264)    (4,029)
                 Prepaid Expenses                    (52,051)    (8,207)
                 Deposits                            (40,582)     5,894
                 Deferred Futures Contract               -          -
               Increase (Decrease) In:
                 Accounts Payable                    316,263    (92,441)
                 Accrued Liabilities                  (5,569)    15,445
                 Deferred Options Contract              -          -
                 Short Term Borrowing                671,137   (382,047)
                                                    ________   ________

               Net Cash Provided (Used) By            63,313   (355,543)
                 Operating Activities               ________   ________

           CASH FLOWS FROM INVESTING
           ACTIVITIES
             Purchase Of Equipment                  (223,403)  (256,042)
             Purchase Of Intangible Assets             6,113          0
             Increase In Stock Offering
               Costs                                       0  1,040,806
             Adjustment to Retained Earnings         (72,135)      (962)
                                                   _________  _________

             Net Cash Provided (Used) By            (289,425)   783,801
               Investing Activities                _________  _________

           CASH FLOWS FROM FINANCING
           ACTIVITIES
             (Increase) Decrease In Notes
               Receivable                            (10,001)         0
             (Repayment) Proceeds Of Notes           (77,844)    78,391
               Payable                             _________  _________

             Net Cash Provided (Used) By             (87,845)    78,391
               Financing Activities                _________  _________
           Net Increase (Decrease) In Cash          (313,958)   506,649

           Cash, As Of January 1, 1997 And           399,038    128,259
             1996                                  _________  _________

           Cash, As Of September 30, 1997          $  85,080  $ 634,908
             And 1996                              =========  =========



                   See accompanying notes to financial statements.





                          THANKSGIVING COFFEE COMPANY, INC.
                Notes to Consolidated Financial Statements (Unaudited)


          Note 1 - Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments necessary for a fair presentation of the information reported (which consist only of normal recurring adjustments). Historically, fourth quarter sales have accounted for 28% to 35% of the Company's yearly net sales and the fourth quarter is the most profitable quarter; in contrast, the Company historically has generally experienced net losses during the first and second quarters of the year. Because of the seasonality of the Company's business, the results of operations for the three months and nine months ended
          September 30, 1997 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the financial statements, including notes thereto, for the fiscal years ended December 31, 1996 and 1995, which are included in the Company's Form 8-K filed on May 15, 1997.

          At September 30, 1997, there were total borrowings of $1,276,937, including $601,635 outstanding under the Company's line of credit agreement. The Company's line of credit agreement was renewed during the reporting period and is now due to expire on August 10, 1998.





          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

          On October 10, 1996, the Company completed its public offering of common stock. 235,744 shares were sold for an aggregate of $1,178,720. The Company currently has 1,236,744 shares issued and outstanding.

          RESULTS OF OPERATIONS

          Three Months Ended September 30, 1997 Compared With Three Months Ended September 30, 1996

          Net sales for the three months ended September 30, 1997 were $1,607,749, an increase of 54% over net sales of $1,046,384 for the three months ended September 30, 1996. This increase was primarily due to sales by the Company's cafe/bakery and Sustainable Harvest subsidiary, which did not exist in the comparable period in 1996, and to a 14% increase in wholesale and direct consumer sales over comparable sales in the three months ended September 30, 1996.

          Gross margin (gross profit as a percentage of net sales) declined from 47% for the three months ended September 30, 1997 to 38% in the same period of 1997. Gross margins declined by approximately 5% as a result of higher costs of specialty green beans (primarily organics, Asian and African coffee beans), which were unhedged and purchased on the spot market, to meet increased green bean demand. The higher costs could not be offset by corresponding retail and wholesale price increases. Gross margin also declined as a result of one-time accounting adjustments of $54,000 for formerly posted commodity gains and $19,000 in inventory values, which added to cost of sales and thereby reduced gross margin by approximately 4%. Management expects that gross margins will increase in the fourth quarter of 1997 and the first quarter of 1998 due to the availability of lower-cost green beans for which the Company has already contracted.

          Selling, general and administrative expenses increased 91%, from $437,434 (42% of net sales) in the three months ended September
          30, 1996 to $836,492 (52% of net sales) in the three months ended September 30, 1997. The increase in selling, general and administrative expenses reflects the hiring of additional management personnel following the completion of the offering in the fall of 1996, overhead attributable to the Company's new retail and grean bean operations, increased promotional activity in support of the Company's major fall marketing efforts, higher mail order sales costs, and new product development expenses.





          Sales growth required additional equipment purchases which increased depreciation for the three months ended September 30, 1997 by $8,669 over the comparable period of 1996.

          Interest expense increased 47%, from $26,952 for the three months ended September 30, 1996 to $39,605 for the three months ended September 30, 1997, as a result of increased borrowing to finance the acquisition of beans. Interest expense as a percentage of net sales declined slightly from 2.3% for the three months ended September 30, 1996 to 2.1% for the three months ended September 30, 1997.

          Because the Company incurred a loss for the three months ended September 30, 1997, it did not incur any tax expense. The Company received a non-recurring tax refund of $6,239 during the three months ended September 30, 1997 for overpayment in prior periods.

          As a result of the foregoing factors, the Company incurred a net loss of $289,729 for the three months ended September 30, 1997 compared with net income of $1,826 for the three months ended September 30, 1996.

          Nine Months Ended September 30, 1997 Compared With Nine Months Ended September 30, 1996

          Net sales for the nine months ended September 30, 1997 were $4,951,555, an increase of 47% over net sales of $3,125,039 for the nine months ended September 30, 1996. This increase was primarily due to sales by the Company's cafe/bakery and Sustainable Harvest subsidiary, which did not exist in the comparable period in 1996, and to a 10% increase in wholesale and direct consumer sales over comparable sales in the nine months ended September 30, 1996.

          Gross margin (gross profit as a percentage of net sales) decreased from 46% for the nine months ended September 30, 1996 to 45% for the nine months ended September 30, 1997. This decrease was primarily due to an increased proportion of sales represented by relatively lower-margin sales of green coffee beans to other roasters.

          Selling, general and administrative expenses increased 87%, from $1,299,822 (42% of net sales) in the nine months ended
          September 30, 1996 to $2,436,228 (49% of net sales) in the nine months ended September 30, 1997. The increase in selling, general and administrative expenses reflects the hiring of additional management personnel following the completion of the offering in the fall of 1996, overhead attributable to the Company's new retail operations and green bean division, increased promotional activity in support of the Company's major fall marketing efforts, higher mail order sales costs, and new product development expenses. Sales growth required additional fixed asset purchases which increased depreciation for the nine months ended September 30, 1997 by $36,404 as compared to the comparable period in 1996.





          Because the Company incurred a loss in each of the three-month periods in the nine months ending September 30, 1997, it did not incur any tax expense. The Company received a non-recurring tax refund of $6,239 during the three months ended September 30, 1997 for overpayment in prior periods.

          As a result of the foregoing factors, the Company incurred a net loss of $435,420 for the nine months ended September 30, 1997 compared with net income of $57,944 for the nine months ended September 30, 1996.

          LIQUIDITY AND CAPITAL RESOURCES

          At September 30, 1997, the Company had working capital of $184,968. Net cash provided by operating activities was $63,313 for the nine months ended September 30, 1997, compared to $(355,543) for the nine months ended September 30, 1996. The increase in net cash provided by operating activities was primarily due to increased short-term borrowings under the Company's line of credit. Accounts payable and inventory increased by $316,263 and $326,953, respectively, during the nine months ended September 30, 1997, primarily as a result of increased sales. In the corresponding period in 1996, accounts payable decreased by $92,441 and inventory increased by $119,753.

          Net cash used in investing activities, which primarily consists of expenditures for equipment to service new accounts and sales growth, was $289,425 for the nine months ended September 30, 1997 as compared to $783,801 in cash provided by investing activities during the same period last year. Net cash provided by investing activities for the nine months ended September 30, 1996 was primarily attributable to receipts from the Company's public offering of common stock, offset in part by equipment purchases of $256,042.

          The Company maintains a revolving line of credit of up to $650,000. The credit agreement was renewed during the reporting period for a one-year term and will expire on August 10, 1998. Borrowings under the line of credit are secured by the Company's accounts receivable, inventory, equipment, fixtures and improvements. The terms of this facility contain certain limitations and covenant restrictions, including limits on the incurrence of additional indebtedness, which if violated could be used as a basis for termination of the agreement. There were total borrowings of $1,276,937, including $601,635 outstanding under the credit agreement at September 30, 1997.

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

          The seasonal availability of green bean coffee in the first two quarters of the year and increased sales in the last quarter





          historically creates a high use of cash and a build-up in inventories in the first two quarters, with a corresponding decrease in inventory and increase in cash in the last quarter. Past seasonal patterns are not necessarily indicative of future results. There can be no assurance that sales will increase in future quarters.





                             PART II - OTHER INFORMATION

          ITEM 1. LEGAL PROCEEDINGS

          - Not Applicable -

          ITEM 2. CHANGES IN SECURITIES

          - Not Applicable -

          ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          - Not Applicable -

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              At the Company's Annual Meeting of Shareholders held on September 26, 1997, its shareholders voted upon the following proposals:

          Proposal No. 1 - Election of Four Directors:

                                            Shares Against
                             Shares For      or Withheld     Abstentions
           Roy Doughty         994,095           600             800
           Joan Katzeff        994,095           600             800
           Paul Katzeff        994,095           600             800
           Larry Leigon        994,095           600             800

          Proposal No. 2 - Ratification of Sallmann, Yang and Alameda, An Accountancy Corporation, as Independent Public Accountants for the Company.

             Shares For    Shares Against    Abstentions
               995,195            0              300


          ITEM 5. OTHER INFORMATION

          - Not Applicable -

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              a.  Exhibits

                  10.i. Business Loan Agreement dated as of September 5, 1995, by and between Company and Wells Fargo Bank, N.A., as amended on August 11, 1997.

                  27.i.   Financial Data Schedule (electronic only).

              b.  Forms 8-K.

                        No reports on Form 8-K were filed during the period
                  from July 1, 1997 through September 30, 1997.





                                      SIGNATURES

              In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          THANKSGIVING COFFEE COMPANY, INC.

                 Name                   Title                   Date

           /s/ Paul Katzeff      Chief Executive         November 14, 1997
          __________________     Officer
             Paul Katzeff


           /s/ Joan Katzeff      President               November 14, 1997
          __________________
             Joan Katzeff





                                    EXHIBIT INDEX

          10.i. Business Loan Agreement dated as of September 5, 1995 by and between Company and Wells Fargo Bank, N.A., as amended on August 11, 1997.

          27.i.   Financial Data Schedule (electronic only).