Form 10KSB
period 1997-12-31
THANKSGIVING COFFEE CO INC
filed 1998-03-31
CIK 949852

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB


              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


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


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        State issuer's revenues for its most recent fiscal year: $6,222,128

        State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: $1,320,938 as of February 6, 1998.

        As of December 31, 1997, there were issued and outstanding 1,236,744 shares of common stock of the issuer.

                       DOCUMENTS INCORPORATED BY REFERENCE

        List hereunder the documents if incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated: None.

                        THANKSGIVING COFFEE COMPANY, INC.

                                      INDEX


                                                                                    Page No.
PART I.

  Item 1.      Description of Business......................................           1

  Item 2.      Description of Property......................................           9

  Item 3.      Legal Proceedings..............................................         10

  Item 4.      Submission of Matters to a Vote of
               Security Holders...............................................         10

PART II.

  Item 5.      Market for Common Equity and Related
               Stockholder Matters............................................         10

  Item 6.      Management's Discussion and Analysis or
               Plan of Operation..............................................         11

  Item 7.      Financial Statements...........................................         15

  Item 8.      Changes in and Disagreements With
               Accountants on Accounting and Financial
               Disclosure.....................................................         15

PART III.

  Item 9.      Directors and Executive Officers of the
               Registrant.....................................................         15

  Item 10.     Executive Compensation.........................................         17

  Item 11.     Security Ownership of Management and
               Certain Others.................................................         17

  Item 12.     Certain Relationships and Related
               Transactions...................................................         18

  Item 13.     Exhibits and Reports on Form 8-K...............................         19

                                     PART I

ITEM 1: BUSINESS

FORWARD LOOKING INFORMATION

     Certain information in this Form 10-KSB, including planned expansions into new and existing markets and trends in the operations of Thanksgiving Coffee Company, Inc. (the "Company"), may be perceived to be forward looking statements. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green coffee beans, increased competition within the Company's businesses, the management challenges of rapid growth, variances from budgeted sales mix and growth rate, consumer acceptance of the Company's new products, inability to secure adequate capital to fund its operating losses and working capital requirements, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement its business plan, weather and other risks identified herein. The Company does not undertake to update any forward looking statement that may be made from time to time by or on its behalf.

GENERAL

     For more than twenty-five years, Thanksgiving Coffee Company, Inc. (the "Company") has purchased, roasted and marketed high quality coffee beans to the specialty coffee market. The Company buys green coffee beans through Sustainable Harvest, Inc.("Sustainable Harvest"), a supplier of shade grown, arabica coffee beans which was a wholly-owned subsidiary of the Company in fiscal 1997, and through six other importers. At the end of fiscal 1997, the Company sold Sustainable Harvest but has an agreement to purchase beans from Sustainable Harvest for five years. See "Green Bean Coffee Supply and Availability."

     The Company was incorporated as a California corporation on May 10, 1982. Prior to that time, the Company was operated as a partnership.

     The Company retails over 100 varieties of its coffee and tea through its own distribution system in the Northern California market. In other parts of the nation the Company distributes either direct to retailers or through brokers. The Company also markets directly to consumers through both the print and electronic media. It publishes a mail order catalogue which features most of the Company's coffee and tea products, in addition to complementary products and accessories of third parties. The same product offerings are made on the Company's web site on the internet. The Company also markets its coffee and tea products in its retail bakery (the "Bakery"), located on the north Mendocino coast of California. At the end of February 1998, the Company closed its retail coffee shop (the "Cafe"), which had previously marketed the Company's coffee and tea products.

     In October 1996, the Company completed its offering of shares of Common Stock. During the subsequent twelve months, the Company added a division director and two fulfillment clerks to the direct marketing department, hired a new controller, increased its sales staff by five in its direct sales division and by one in its national sales distribution and added a designer responsible for graphic art, web site design and maintenance, and marketing. As of December 31, 1997, 1,341 shareholders held shares of the Company's Common Stock which represents approximately 21% of the outstanding shares.

SOCIAL RESPONSIBILITY

     It has been the hallmark of the Company to not only provide an excellent cup of quality coffee but also procure, roast, package and market its products in a fair manner to all its customers. The Company's motto, "Not Just a Cup, but a Just Cup,"(TM) reflects the Company's commitment to local coffee growers in developing nations. It donates $0.15 per package of selected organic coffees for the benefit of local coffee co-operatives to help diversify their economies and improve their economic future.

     The clear cutting of the rain forests to provide land for sun- grown coffee has destroyed the habitat of neo-tropical song birds. To assist the preservation of this bird habitat in coffee growing nations and to support the promotion of public awareness of this destruction, the Company provides cash rebates to the American Birding Association. It provides a $0.15 rebate for every Song Bird coffee package sold and a $0.15 rebate for every pound of bulk Song Bird coffee sold.

     The Company also contributes coffee, money and employee time to a number of causes aligned with its commitment to social and environmental responsibility.

PRODUCTS

     COFFEE. The Company roasts a wide variety of whole bean caffeinated, decaffeinated, flavored, blended and unblended coffees. With the exception of its high-caffeinated coffees, the Company roasts only high quality arabica beans with a focus on organics and shade grown beans. Arabica beans are grown at high altitudes where the cooler climate results in slow growth and high quality. Packages have been custom-designed for retailers' particular products. Currently, the Company is producing custom products for the American Birding Association under an exclusive ten-year contract and private-label products for over 100 retail and serving accounts, in addition to its full line of classic specialty and estate coffees from over 20 countries.

     TEA. The Company's Royal Gardens Tea Company ("Royal Gardens") division currently offers eleven traditional teas from China, India, Sri Lanka and Japan. Royal Gardens packages its tea in gauze fabric bags which can expand to accommodate whole leaf teas and allow proper infusion, unlike most teas which are packaged in paper bags. Since the ability of paper to expand on immersion is limited compared to gauze fabric, paper tea bags contain crushed leaves of lower quality teas. The Company believes that Royal Gardens tea is the only tea product that is packaged in fabric tea bags, and that this distinction is a competitive advantage for the Company.

        Supplies of tea are secured from traditional sources which are readily available in the marketplace. Royal Gardens is a founding member of the American Premium Tea Institute.

     COMPLEMENTARY PRODUCTS. The Company sells a wide variety of complementary coffee and tea products and accessories, such as coffee and espresso makers, grinders, thermal carafes, books, T- shirts, mugs, CD's and chocolate covered espresso beans. The Company's complementary products are purchased in quantities for its mail order catalog and can be discontinued if no longer available.

     The Company sells its coffees and teas through a multi-channel distribution network consisting of wholesale operations, a Company- owned Bakery and direct marketing operations. The Company offers its complementary products through its Bakery and direct mail operations. The Company generally provides its wholesale customers with brewing, grinding and related equipment (leased from manufacturers) and product displays (designed and manufactured by the Company) at no charge if predetermined sales volumes are reached. The Company believes that its ability to construct its own display fixtures gives it a competitive advantage because supermarkets, which constitute a significant portion of the target market, require custom design fixture programs at low cost, with accelerated delivery times. The Company believes that its major competitors outsource the manufacture of their displays, and that such outsourcing makes it more difficult for competitors to meet the supermarkets' quick delivery requirements.

     In fiscal 1997, coffee and tea sales comprised approximately 95% and 2%, respectively, of the Company's core revenues (exclusive of revenues from the Cafe, Bakery and Sustainable Harvest), with complementary products accounting for approximately 3% of the Company's core revenues.

COFFEE INDUSTRY

     Specialty coffee is one of the fastest growing segments of the coffee industry. According to the Specialty Coffee Association of America, the production of mild arabica coffees, which are the basis of specialty coffee sales, represents approximately $6.7 billion or 47% of the estimated total world coffee trade valued at $14 billion in 1997. In 1997, the U.S. specialty coffee industry purchased over 2.5 million bags of arabica coffees, which represent $396 million or approximately 5% of the world's output. In the United States during the past five years, specialty coffee beverage retailers have become the fastest growing distribution channel in the specialty coffee industry. The industry is expected to continue to be fragmented with only a few specialty coffee companies possessing a nationally distributed brand. Costs of green specialty coffee increased greatly in fiscal 1997 due to the inability of green coffee suppliers to meet the growing world wide demand for coffee, the unfavorable weather conditions in certain growing regions and the limited inventories of high quality and organic coffee beans in the consuming nations.

MARKETING STRATEGY

     The Company's sales and marketing efforts are organized in three different segments:

       1. Wholesale, direct delivery -- This segment includes customers in northern California counties contiguous to the Company plant in Fort Bragg, CA, and serviced by Company trucks. The Company owns or leases trucks and delivers coffee within a 200 mile radius of Fort Bragg, California.

       2. Wholesale, delivery by other means -- This segment includes accounts which are serviced by UPS or other common carriers. Delivery is made to over 500 loyal accounts which span all 50 states of the United States.

       3. Direct Marketing -- This segment includes accounts serviced through catalogue or online programs.

     During fiscal 1997, the Company made a dramatic shift in its blend of product sales. This shift, which is expected to continue through fiscal 1998, is based on the introduction of Song Bird Coffee(TM) to the marketplace. The Company has embarked on a campaign to market coffees to bird lovers under an exclusive ten-year agreement with the American Birding Association ("ABA") to produce and market Song Bird Coffee(TM) worldwide. Song Bird Coffee(TM) is a registered trademark of the American Birding Association ("ABA"), one of America's most active and prestigious birding membership associations with over 19,000 members.

        The Company's strategy of "repositioning" its coffee products by targeting bird lovers instead of coffee lovers is predicated on the fact that migratory birds are in population decline due to loss of habitat, which results from the clearing of shade tree canopy to allow coffee to grow in the sun. The Smithsonian Migratory Bird Center's landmark 1996 study reported that as much as 60% of the migratory bird population of North America has disappeared since 1972, and traced this disappearance to the reduction of forest habitat in Central and South America caused by the "technification" of coffee agriculture. The Company's environmental concerns have meshed perfectly with the birding community, and the Company's marketing efforts have been extremely successful to date. Between April and December 1997, the Company opened over 250 new accounts to exclusively retail Song Bird Coffee(TM).

     In fiscal 1997, the Company pioneered the sale of the Song Bird Coffee(TM) in bird stores, home and garden centers and drug stores. It also began to offer Song Bird Coffee(TM) through more traditional retail venues such as supermarkets, restaurants and cafes, and in its direct marketing catalogue. This effort is intended to increase the awareness of the coffee drinking public and the birding community that production of sun grown coffee on previously forested lands was a major factor in the deterioration of the world's rain forests and habitat of migratory song birds. By educating consumers through packaging and special venue sales, such as bird stores, the Company's aim is the creation of a strong market for shade grown coffees which preserves bird habitat. Support by consumers could influence coffee farms to be replanted to limited or natural shade, and thus, help stop the destruction of the environment before additional losses occur in the song bird population.

        The Company believes that its relationship with the ABA has distinguished the Company's role and image in the marketplace. Since the inception and introduction of Song Bird Coffee(TM), several significant changes in the coffee industry have occurred:

        1. The Specialty Coffee Association of America ("SCAA") has changed its 14-year old mission statement to include the words: "social responsibility", "environmental sensitivity", and "sustainability".

        2. A Second National Conference on Coffee and the Environment, which is co-sponsored by the SCAA and the Smithsonian Migratory Bird Center, will be held on April 17, 1998, in Denver, Colorado. The Company's Chief Executive Officer, Paul Katzeff, is co-chairman of the conference.

        3. The international community of coffee producers has accepted the goal of "sustainability" as the economic direction of choice.

        4. Shade grown coffee now appears on the "offer" lists of most coffee brokers and importers and is offered by a majority of small to mid-size coffee roasters of specialty coffee.

        5. Coffee producing countries, such as Costa Rica, have begun shade replantings on their sun coffee farms to improve the quality of their coffee beans and to benefit from premium prices paid for shade coffee.

     The Company believes these positive developments are attributable in part to the presence of Song Bird Coffee(TM) in the marketplace. The devotion of more of the Company's resources to the production of Song Bird Coffee(TM) has resulted in a corresponding increase in the percentage of the Company's packaged and bulk roasted shade grown and organic coffee varieties, from approximately 30% of sales in fiscal 1996 to just over 33% of sales in fiscal 1997. On an annualized basis, sales of Song Bird Coffee(TM), which was first introduced to the market in April 1997, represented 10% of the Company's packaged and bulk roasted coffee sales in fiscal 1997.

        This rapid shift in the Company's product mix had an adverse impact on the Company's gross margins in fiscal 1997, because cost of sales for shade grown and organic coffee beans generally cost up to 41% more than sun grown coffee. The Company's management recognized this problem late in the fourth quarter of fiscal 1997, and has revised the Company's pricing structure to enable sales to become profitable.

     In fiscal 1997, in addition to its marketing emphasis on shade grown and organic coffee, the Company embarked on an aggressive prospecting campaign to increase the number of names in its direct mail marketing list. This effort required significant cash outlays for purchasing and renting lists, advertising and mailing. In addition, significant outlays were needed for catalogue designing and printing which generated higher sales. As a result, over 25,000 names were added to the Company's mailing list and annual mail order sales volume increased by 40% in fiscal 1997. Sales from the internet catalogue continue to increase with the addition of two new web sites for Song Bird Coffee (TM) and "Zip" coffee.

COMPETITION

     The specialty coffee market is highly competitive, and the Company competes against all sellers of specialty coffee. At the wholesale level, the Company competes with several nationally known premium coffee brands, such as Proctor & Gamble's Millstone label and Nestle's Sarks label, as well as other lesser known brands and store brands. The Company also competes regionally in Northern California with small regional specialty roasters for retail shelf space and with large regional roasters for food service trade. In the direct mail area, the Company competes with established suppliers such as Gevalia, a division of General Foods Corporation, as well as with other direct mail companies, including Starbuck's, a leading independent specialty coffee retailer with a limited wholesale operation.

     The Company competes primarily on the basis of the quality of its products, the superiority of its graphics, and its social and environmental philosophies. While the Company believes it competes favorably with respect to these factors, many of the Company's competitors are larger than the Company and have significantly greater financial, marketing and other resources than the Company, and there can be no assurance that it will be able to compete or maintain or expand sales successfully in the future.

        The Company's philosophy on competition is to lead rather than follow. The Company attempts to cooperate with retailers in introducing novel products which face little or no competition and to place its products in markets where such products have not previously been sold. For example, Song Bird Coffee(TM) is marketed in stores where bird lovers purchase birdseed and bird houses. The Company calls this strategy "repositioning". See "Marketing Strategy."

        Similarly, the Company sells organic coffee in the socially responsible marketplace, repositioning its products as carriers of issues as well as flavor. In fiscal 1997, the Company's coffee products were served and sold by prestigious environmental organizations such as The World Wildlife Fund, Natural Resource Defense Council, Monterey Bay Aquarium, the Cape May Bird Observatory and by several other national institutions where social and environmental action can be achieved through earmarked spending policies.

        The Company cannot guarantee successful competition against more highly funded coffee companies. The Company believes its focus on repositioning and partnering has enabled it to find a niche in the coffee market, however there can be no assurance that the Company's marketing efforts will be successful.

GREEN BEAN COFFEE SUPPLY AND AVAILABILITY

     The Company purchases green beans from a number of importers as well as from farmer representatives and small producer cooperatives. Although most coffee trades in the worldwide commodities markets, coffee of the quality sought by the Company tends to trade on a negotiated basis at a substantial premium or "differential" above commodity coffee pricing, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors, such as weather, politics and economics in the producing countries.

        In addition, in its attempt to reduce the cost risk resulting from market fluctuations in the cost of coffee beans, the Company does from time to time purchase coffee option contracts when it is not able to enter into coffee purchase commitments. Changes in the market value of option contracts are reported by the Company in the period in which the change occurs and are included as part of cost of sales.

     With respect to organic and shade grown coffee, the Company has entered into a five-year agreement with Sustainable Harvest to secure a supply of organic and shade grown coffee beans. Under this agreement, the Company must purchase and Sustainable Harvest must provide a minimum annual amount of beans at a fixed mark-up above cost. This agreement is intended to ensure a supply of organic and shade grown coffee for the Company's production of Song Bird Coffee(TM).

    The Company believes its long-term relationships with coffee bean brokers, including Sustainable Harvest, provide adequate sources of supply of high-quality green beans to meet its needs for the foreseeable future. However, a worldwide supply shortage of the high quality arabica coffees the Company purchases, and a shortage of organic and shade grown beans in particular, could have an adverse impact on the Company. The Company is pursuing long-term contracts with its Nicaraguan, Costa Rican and Mexican producers.

SUMMARY OF RECENT DEVELOPMENTS

     In the fiscal quarter ended March 31, 1997, the Company commenced operations of its wholly-owned subsidiary, Sustainable Harvest, which imports green coffee beans for resale. Sustainable Harvest's operations were intended to provide the Company with a supply of shade coffees that would meet the standards set by the Company's 5-year market plan. Effective December 31, 1997, the

Company sold all the outstanding stock of Sustainable Harvest to Mr. David Griswold, an officer of Sustainable Harvest, and entered into a five-year agreement with Sustainable Harvest for the purchase of organic and shade grown coffee beans. These transactions were intended to establish and secure for the Company a source of supply without the risks associated with the operations a green coffee importing company and without the need for large capital outlays to finance purchases of container loads of coffee, which could impact negatively on the cash flow of the Company. In fiscal 1997, the Company recorded a loss of $29,471 from the sale of Sustainable Harvest.

        The results of the Company's Cafe, which previously retailed the Company's coffee and tea products, did not meet expectations, and accordingly, in an effort to reduce operating costs and overhead, management closed the Cafe effective February 1998.

CUSTOMERS

    In fiscal 1997, no customer accounted for more than 8% of the Company's revenue from coffee sales. However, significant reduction in sales to any of the Company's principal customers, or the loss of one or more major customers, may have an adverse impact on the Company. In fiscal 1997, the Company continued its efforts to expand its customer base and added over 250 new accounts to its wholesale business by introducing Song Bird Coffee(TM) to birding stores, lawn and garden centers and national park gift shops. See "Marketing Strategy."

INTELLECTUAL PROPERTY

     The Company holds various federal registrations in the United States for the following trademarks and service marks: Thanksgiving Coffee Company, Royal Gardens Tea Company, Pony Express, Time Bandits, Grand Slam Coffee, "Not Just a Cup...But a Just Cup," "Many Beans are Picked, Few are Chosen," Mayan Harvest, and Inca Harvest. Federal trademark and service mark registrations must be renewed every 10 years. Some of the Company's registered marks may require renewal in the near future. The Company also has several applications pending for registration of additional trademarks and service marks including the Zapotec Powerline mark. The Company does not hold any patents.

GOVERNMENT REGULATION

     The Company's roasting plant has been certified by the Organic Crop Improvement Association (OCIA). The OCIA has also certified the organic practices of several farms from which the Company receives green beans. The certification criteria of the OCIA, an independent organization, meet the standards promulgated under the

Organic Foods Production Act of 1990 (OFPA). The Company believes that new federal regulations regarding organic and natural food products will not adversely affect the Company because it already adheres to OCIA standards that are as stringent as the new regulations.

EMPLOYEES

     As of December 31, 1997, the Company had approximately fifty-eight full-time employees and seventeen part-time employees. Subsequent to the sale of Sustainable Harvest effective December 31, 1997, and the closing of the Company's Cafe in February 1998, the Company had approximately fifty-four full-time employees and fifteen part-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company has never suffered a work stoppage due to adverse labor conditions with its employees. The Company believes that it maintains good relations with its employees.

ITEM 2: PROPERTIES

     The executive offices of the Company occupy approximately 14,500 square feet at 19100 South Noyo Harbor Drive, Fort Bragg, California 95437, which also includes a warehouse and the capacity for manufacturing operations. The Company leases an additional 1,626 square feet of storage space on the Fort Bragg waterfront. These facilities are currently being leased for a five-year term expiring March 31, 2000, at a rate of approximately $8,500 per month in fiscal 1997 and $8,600 per month in fiscal 1998, from affiliates of the Company, Joan and Paul Katzeff, who are founders, principal shareholders, officers and directors of the Company. The Company has an option to extend this lease for three additional five-year periods. The Company believes this lease represents an arms-length rate and arms-length terms for comparable space in the Fort Bragg area. See Item 12, "Certain Relationships and Related Transactions."

     The Company's Bakery in Mendocino is approximately 1,617 square feet and is leased from an unaffiliated third party. The Company currently pays rent of approximately $2,700 per month for the Bakery pursuant to a ten-year lease that commenced on October 1, 1990. The Bakery has an option to extend its lease through September 30, 2010.

     The Company believes that its current facilities are adequate for its current and expected operations, and that suitable additional space will be available in the Fort Bragg area when and if additional space is required. The Company owns no real property.

     The "month-to-month" lease for the Sustainable Harvest premises has been assumed by the new owner of Sustainable Harvest. The Company is currently in negotiations to sub-lease the Cafe premises to another tenant.

ITEM 3:  LEGAL PROCEEDINGS

     The Company is not currently party to any material pending legal proceeding.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fiscal quarter ending December 31, 1997.

                                            PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     Trades in the Company's Common Stock are made through Mutual Securities, Inc., ("Mutual Securities") in Ukiah, California, an order matching service. No established trading market exists for the Company's Common Stock. The Company's Common Stock is not listed on any exchange nor the NASDAQ system, and the Company does not currently intend to seek such listing in fiscal 1998.

     There were no trades in the Company's Common Stock prior to the second quarter of fiscal 1997. During the second, third and fourth quarters of fiscal 1997, the Company was aware of only 29 trades of the Company's Common Stock totaling 14,700 shares of Common Stock. Since all transactions were individually negotiated between the buyer and seller through Mutual Securities as intermediary, the Company was not informed of the exact purchase price for the Common Stock sold in each of these transactions. The Company, however, was informed by Mutual Securities that the Company's Common Stock traded at $5.25 in the second quarter of fiscal 1997, at $5.00 in the third quarter of fiscal 1997, and at $5.00, $5.125 and $5.25 in the fourth quarter of fiscal 1997.

     The Company has not declared nor paid any cash dividend since its inception. The Company intends to retain all earnings for use in its business and therefore does not anticipate paying any cash dividends in the near future. The Company's bank credit agreement prohibits the payment of cash dividends without the bank's consent.

     As of December 31, 1997, there were 1,341 holders of record of the Common Stock.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of financial condition and results of operations should be read in conjunction with the Company's audited financial statements and notes thereto appearing elsewhere in the Form 10KSB.

     The Company suffered a net loss of approximately $802,868 in fiscal 1997, and the Company's current liabilities exceeded its current assets by $3,944 as of December 31, 1997. Management recognizes that it must address this deterioration in the Company's financial condition during fiscal 1997 to meet future obligations. The Company has therefore developed a business plan to modify its operations to continue operating with available resources. This plan is designed to reduce costs and return the Company to profitability, and calls for downsizing the Company's workforce, increasing roasted coffee prices and introducing new food products at the Company's Bakery. However, there can be no assurance that such business plan will adequately address the circumstances and situations which resulted in the Company's performance in fiscal 1997, or that the Company's efforts to implement its business plan will be successful.

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

     REVENUES. Total revenues increased 43.9% to $6,222,138 for fiscal 1997 compared to $4,323,481 for fiscal 1996. Of this increase approximately 32% was due to sales by Company's Cafe and Bakery, which did not commence operations until the fourth quarter of fiscal 1996, approximately 36% was due to the sales by Sustainable Harvest, which did not exist in fiscal 1996, and approximately 32% increase in wholesale and direct consumer sales over comparable sales in fiscal 1996. The Company sold Sustainable Harvest on December 31, 1997 and closed its Cafe in February 1998.

     GROSS MARGIN. Gross margin (gross profit as a percentage of net sales) declined to 38.9% in fiscal 1997 from 45.9% in fiscal 1996. Gross margins declined primarily due to the lower margins of Sustainable Harvest and the Cafe/Bakery. An increased proportion of relatively lower margin sales represented of organic and shade grown coffees and the higher costs of specialty green beans (primarily organics, shade grown, Asian and African coffee beans) which were unhedged and purchased on the spot market to meet increased green bean demand also contributed to the decline in gross margins. These factors driving the decline in gross margins were partially offset by the realization of a $97,000 gain on coffee options contracts purchased by the Company. The Company does not designate such contracts as a hedge, and accordingly, changes in the market value of option contracts are reported by the Company in the period in which the change occurs and are included as part of cost of sales. See Note 1 to Financial Statements.

        Management expects an increase in gross margins in the first half of fiscal 1998 due to the availability of lower cost green beans for which the Company has already contracted.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1,168,220 or 61.0% from $1,915,632 in fiscal 1996 to $3,083,902 in fiscal 1997. As a percentage of total sales, selling, general and administrative expenses increased from 44.3% in 1996 to 49.6% in fiscal 1997. Of the $1,168,220 increase approximately 24% reflects the hiring of additional management personnel following the completion of the stock offering in the third quarter of fiscal 1996, approximately 34% reflects overhead attributable to the Company's new retail and green bean operations, approximately 4% reflects increased promotional activity in support of the Company's major marketing efforts (including its campaign to build its direct mail marketing list), approximately 10% reflects higher mail order costs, and approximately 8% reflects additional legal, accounting and shareholder related expenses.

        Depreciation and amortization expenses as a percentage of total sales increased to 2.7% in fiscal 1997 from 2.4% in fiscal 1996, due primarily to depreciation for additional equipment related to sales growth, the depreciation of start up costs and leasehold improvements of the retail outlets and the amortization of good will related to the bakery purchase.

        OTHER INCOME. In fiscal 1997, miscellaneous income contains an audit adjustment for $7,675 which relates to the transfer of the Bakery's accounting records from an outside bookkeeping agency to the Company's accounting system. The remaining $10,029 booked in miscellaneous income relates to a variety of events, but about $8,000 relates to freight that the Company charged a third party to make deliveries in the same geography as the Company's routes in Northern California.

        LOSS ON SALE OF SUBSIDIARY. The sale of Sustainable Harvest resulted in a loss of $29,471.

        INTEREST EXPENSE. Interest expense as a percentage of total sales increased to 2.1% for fiscal 1997, from 1.8% for the same time period in fiscal 1996, due primarily to the increase in short-term borrowings.

     NET LOSS. As a result of the foregoing, the net loss for fiscal 1997 amounted to $802,868 or 12.9% of total sales compared to a net income of $25,500 or 0.6% of total sales in fiscal 1996.

1996 COMPARED TO 1995

        REVENUES. Total revenues increased 5.2% to $4,323,481 for fiscal 1996 compared to $4,111,224 for fiscal 1995.

        GROSS MARGIN. Gross Margin (gross profit as a percentage of net sales) increased to 45.9% in fiscal 1996 from 39.3% in fiscal 1995. Gross margins increased as a result of lower costs of specialty green beans.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $288,081 or 17.7% from $1,627,551 in fiscal 1995 to $1,953,632 in fiscal 1996. As a percentage of total sales, selling, general and administrative expenses increased from 39.6% in fiscal 1995 to 44.3% in fiscal 1996.

        Depreciation and amortization expenses as a percentage of total sales increased to 2.4% in fiscal 1996 from 2.1% in fiscal 1995, due primarily to depreciation for additional equipment related to sales growth.

        INTEREST EXPENSE. Interest expense as a percentage of total sales decreased slightly to 1.8% for fiscal 1996, from 1.9% for fiscal 1995.

        NET GAIN. As a result of the foregoing, the net gain for fiscal 1996 amounted to $25,500 or 0.6% of total sales compared to a net loss of $64,063 or 1.6% of total sales in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1997 the Company had $78,391 in cash and short term investments.

     Working capital as of December 31, 1997 totalled a deficiency of $3,944 as compared to working capital of $914,715 at December 31, 1996.

     For fiscal 1997, and for fiscal 1996, cash provided by operating activities showed a deficiency of $626,980 and $66,674, respectively.

     Net cash used in 1997 for investing activities, which primarily consisted of expenditures for equipment to service new accounts and sales growth, was $232,979 as compared to cash provided in 1996 of $411,431. Net cash provided by investing activities in 1996 was primarily attributable to receipts from the Company's public offering of stock, offset in part by cash used to purchase equipment for $333,297, to purchase intangible assets for

$299,882 and to an increase in prepaid stock offering costs of $234,404.

     Net cash provided by financing activities in 1997, which consisted primarily of proceeds from notes payable, was $507,794 compared to net cash used in 1996 of $73,979. Net cash provided by investing activities in 1997 consisted of a $555,059 net increase of notes payable offset by a $47,265 net increase of notes receivable. In 1996, cash used for financing activities consisted of the net $32,243 reduction of notes payable and the $41,736 increase of notes receivable.

        The Company maintains a revolving line of credit of up to $650,000. The credit agreement was renewed in the third quarter of fiscal 1997 for a one-year term and will expire on August 10, 1998. Borrowings under the line of credit are secured by the Company's accounts receivable, inventory, equipment, fixtures and improvements. The terms of this facility contain certain limitations of additional indebtedness, which if violated could be used as a basis for termination of the agreement. There were total borrowings of $1,109,507, including $601,636, outstanding under the credit agreement at December 31, 1997.

     The Company is dependent on successfully executing its business plan to achieve profitable operations, obtaining additional sources of borrowings (including normal trade credit), and securing favorable financing arrangements (including lease financing) to finance its immediate working capital needs. There can be no assurance that the Company will be successful in this regard. If the Company is not able to renew or replace its credit agreement on comparable terms or at all, the Company may be unable to fund its working capital requirements and the Company's business could be adversely affected.

YEAR 2000

     The Company has substantially completed the implementation of an established third party package of integrated financial applications to replace most of its existing management information systems. The new applications are Year 2000 compliant. The Company does not expect any material adverse impact on the Company's results from operations in connection with Year 2000 compliance. In fiscal 1997, the Company expended approximately $5,000 to modify its software to operate correctly for the year 2000.

SEASONALITY AND OTHER FACTORS AFFECTING PERFORMANCE

         The Company's business is seasonal in nature. The seasonal availability of green bean coffee in the first two quarters of the