Form 10KSB/A
period 1997-12-31
THANKSGIVING COFFEE CO INC
filed 1998-03-31
CIK 949852

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

SEASONALITY AND OTHER FACTORS AFFECTING PERFORMANCE

         The Company's business is seasonal in nature. The seasonal availability of green bean coffee in the first two quarters of the year and increased sales in the last quarter historically creates a high use of cash and a build up in inventories in the first two quarters, with a corresponding decrease in inventory and increase in cash in the last quarter. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Furthermore, past seasonal patterns are not necessarily indicative of future results. The Company's future results of operations and earnings could also be significantly affected by other factors, such as changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green coffee beans, increased competition within the Company's businesses, the management challenges of rapid growth, variances from budgeted sales mix and growth rate, consumer acceptance of the Company's new products, inability to secure adequate capital to fund its operating losses and working capital requirements, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement its business plan and weather. There can be no assurance that sales will increase in future quarters.

INDEMNIFICATION MATTERS

     The Company's Bylaws provide that the Company may indemnify its directors, officers, employees and other agents to the fullest extent permitted by California law. The Company believes that indemnification under its Bylaws also permits the Company to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether California law would permit indemnification. The Company maintains such liability insurance for its directors and certain officers and employees.

    At present, there is no pending litigation or proceeding involving any director, office, employee or agent of the Company where indemnification would be required or permitted. The Company is not aware of any pending or threatened litigation or proceeding that might result in a claim for such indemnification.


ITEM 7:  FINANCIAL STATEMENTS

        Information in response to this item is set forth in the Financial Statements beginning on page F-1 of this filing.


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS

        The directors, nominees, key employees and executive officers of the Company and their ages as of the date of this Form 10-KSB are as follows:


Name                                Age     Position with the Company
----                                ---     -------------------------
Paul Katzeff                        60      Chief Executive Officer & Director
Joan Katzeff                        49      President and Director
Roy Doughty                         48      Director
Larry Leigon                        50      Director


Paul Katzeff, a co-founder of the Company, has served as Roastmaster, Chief Executive Officer and a Director since its incorporation on May 10, 1982. Mr. Katzeff is a co-founder of the Specialty Coffee Association of America (S.C.A.A.) and served as its Chairman in 1985. He has served as an elected Board member of the S.C.A.A. since 1994, and served as Chairman of the Environmental Committee of the Board in 1994. Mr. Katzeff will co- chair the Second Annual Sustainable Coffee Conference to be held April 17, 1998 and is an advisory Board member of Coffee Kids, a non-profit organization concerned with social and environmental issues as they relate to the coffee industry. Mr. Katzeff and Mrs. Katzeff are husband and wife. Mr. Katzeff holds a Bachelors degree in Agriculture from Cornell University and a Masters degree in Social Work from Adelphi University.

Joan Katzeff, a co-founder of the Company, has served as President, Chief Financial Officer and a Director of the Company since its incorporation on May 10, 1982. Her experience in the Company's early years included production, delivery and bookkeeping. Mrs. Katzeff now has planning and administrative responsibilities in operations, marketing and public relations.

Roy Doughty has served as a Director of the Company since September 1997, and as an outside consultant to the Company since February 1994. Since 1992, Mr. Doughty has served as a Principal of Global Insights, a consulting firm devoted to assisting value-centered businesses. He was the co-founder of the Spirituality and Worklife Project and has created and delivered programs for the Center for Ethics and Social Policy, the Center for Eco-literacy, the California School of Integral Studies, the California School of Professional Psychology and the Social Investment Forum.

Larry Leigon has served as a Director of the Company since

September 1997, and as an outside consultant to the Company since February 1994. Since November 1993, he has served as a Principal of Global Insights. From 1985 to 1993, Mr. Leigon was the president of Ariel Winery, the world's first exclusive nonalcoholic winery. His experience at Ariel included creating a whole new category of product, taking it from research and development to worldwide distribution in 20 countries. He is listed in Who's Who in Leading American Executives and is also cited in The Successful Business Plan: Secrets and Strategies of the PSI's Business Library.

The authorized number of directors is five. Currently there are four directors. All directors will hold office until the next annual meeting of shareholders and until their successors have been elected and qualified, unless they earlier resign or are removed from office. Committees of the Board may be appointed by resolution passed by a majority of the directors. The Company does not presently have any standing audit, nominating or compensation committee, or any committee performing similar functions. The executive officers of the Company are elected annually by the Board of Directors and serve at the discretion of the Board.

ITEM 10:  EXECUTIVE COMPENSATION

        The following table provides certain information concerning the compensation paid to the Company's Chief Executive for fiscal 1995, 1996 and 1997. All other Named Executive Officers received less than $100,000 in fiscal 1997.

SUMMARY COMPENSATION TABLE


                                                                   Securities
Name and Principal                  Year     Salary       Bonus    Underlying
Position                                      ($)          ($)      Options
                                    ----    -------       -----    ----------
Paul Katzeff                        1997    $75,000         -           -
Chief Executive Officer             1996    $75,000         -           -
and Director                        1995    $60,485         -           -


STOCK OPTION GRANTS

     The Company did not grant stock options to any of the Named Executive Officers during fiscal 1997.

COMPENSATION OF DIRECTORS

Members of the Board of Directors who are not also employees of the Company do not receive any additional compensation for service on the Board.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 1997, (i) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than five per cent of the Company's Common Stock, (ii) by each of the named executive officers, (iii) by each of the Company's directors and nominees, and (iv) by all directors and executive officers as a group. The Company believes that the person and entities named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.


                                         Shares
Name and Address of                   Beneficially
Beneficial Owner                          Owned                 Percentage
----------------                          -----                 ----------
Joan and Paul Katzeff(1)                979,000(1)                 79.16%
(Joan Katzeff, President)
(Paul Katzeff, CEO)
c/o Thanksgiving Coffee Co., Inc.
POB 1918
Fort Bragg, CA 95437

Ray Doughty                                 200                     0.02%
Director
c/o Thanksgiving Coffee Co., Inc.
POB 1918
Fort Bragg, CA 95437

Larry Leigon                                  0                     0.00%
Director
c/o Thanksgiving Coffee Co., Inc.
POB 1918
Fort Bragg, CA 95437

All directors and
executive officers as a
group (4 persons)                       979,200                    79.18%


(1) Shares are originally issued, restricted and jointly owned by Joan Katzeff and Paul Katzeff.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In December 1997, the Company sold all outstanding shares of its wholly-owned subsidiary, Sustainable Harvest, to Mr. David Griswold. Under the terms of the agreement, the Company is required to purchase a certain quantity of green coffee beans per year for a five-year period commencing December 31, 1997, at a fixed mark-up over "landed coffee costs".

     The Company leases its corporate headquarters, warehouse and waterfront facilities from Joan and Paul Katzeff, who are affiliates of the Company (the "Katzeffs"). The lease provided for monthly payments of $8,500 in fiscal 1997, and the Company is also responsible for all real estate taxes, insurance and maintenance costs related to the facilities. See Note 11 of "Notes to Financial Statements".

     As of December 31, 1997, the Company held a note payable to the Katzeffs in the amount of $66,000, payable in monthly interest installments at a rate of 12% per annum, with the balance payable on demand after June 30, 1996. See Note 6 of the "Notes to Financial Statements".

     As of December 31, 1997, the Company also held a note payable to the Katzeffs in the amount of $17,452, payable in quarterly installments of $3,229 including interest at an annual rate of 10%, with the balance due on July 17, 1999. See Note 6 of the "Notes to Financial Statements".

     Global Insights, of which Messrs. Doughty and Leigon, both directors of the Company, are principals, is party to two consulting agreements for fiscal 1998. The first is a one-year agreement commencing January 1, 1998 for the provision of specific business functions. Under this agreement, Global Insights is entitled to a fee of $36,000. The second agreement is an eleven-month agreement commencing February 1, 1998 for the provision of shareholder relation services. Global Insights received an aggregate of $72,000 during fiscal 1997 for similar services.

     The Company carries insurance indemnifying its directors and certain officers and certain employees against certain liabilities by reason of their status or service as directors or officers or employees of the Company. See Item 10, Executive Compensation -- Indemnification Matter."

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        3.1    Restated Articles of Incorporation of the Company.+
        3.2    By laws of the Company.+
               3.2.1 Amendment No. 1 to Bylaws of the Company, dated
                     June 3, 1996.++
        10.1 Business Loan Agreement dated as of September 5, 1995 by and between the Company and Wells Fargo Bank, N.A., as amended on August 11,1997.+++
        10.2   Lease Agreements for the Company's Fort Bragg facilities.
               10.2.1 Extension of Term and Further Amendment to Lease Agreement dated April 1, 1992.
               10.2.2        Further Amendment to Lease Agreement dated
                             July 1, 1992.+
               10.2.3        Third Amendment to Lease Agreement dated July
                             1, 1994.+
               10.2.4        Exercise Option to Extend Lease Agreement
                             April 1, 1995.+
        10.3   Lease Agreement for the Company's Bakery in Mendocino.
        10.4   Sample Coffee Purchase Agreement.+
        10.5 Promissory Note issued by the Company to Joan and Paul Katzeff dated as of April 17, 1996.
        10.6 Promissory Note issued by the Company to Joan and Paul Katzeff dated as of December 30, 1990.
        10.7 Stock Purchase Agreement between the Company, Sustainable Harvest, Inc. and David Griswold as of December 31,
               1997.!
        10.8   Summary Plan Description of the Company's Profit Sharing
               Plan.*
        21.1   Subsidiaries of the Company.
        27.1   Financial Data Schedule.

(b)     Reports on 8-K

        None.
------------------------
+ Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No 33-96070-LA).
++ Incorporated by reference to the exhibits to the Company's Form 10-QSB for the quarter ended June 30,1997.
+++ Incorporated by reference to the exhibits to the Company's Form 10-QSB for the quarter ended September 30, 1997.

*       Management contract or compensatory plan or arrangement.

! Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Company's Application Requesting Confidential Treatment under Rule 24-b2 of the Securities Exchange Act of 1934, as amended, filed on March 31, 1998.

                                   SIGNATURES

               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.


          Name                               Title                              Date
 /s/ Paul Katzeff                       Chief Executive                    March 31, 1998
-------------------------------         Officer (Principal
  Paul Katzeff                          Executive Officer)
                                        and Director


 /s/ Joan Katzeff                       President, Chief                   March 31, 1998
-------------------------------         Financial Officer
   Joan Katzeff                         (Principal
                                        Financial Officer)
                                        and Director


 /s/ Roger Edwards                      Controller                          March 31, 1998
-------------------------------         (Principal
    Roger Edwards                       Accounting
                                        Officer)


 /s/ Roy Doughty                        Director                           March 31, 1998
-------------------------------
   Roy Doughty

 /s/ Larry Leigon                       Director                           March 31, 1998
-------------------------------
   Larry Leigon

To The Board of Directors
Thanksgiving Coffee Company, Inc.
Fort Bragg, California


We have audited the accompanying balance sheets of Thanksgiving Coffee Company, Inc. (a California Corporation) as of December 31, 1997 and 1996 and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Thanksgiving Coffee Company, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


SALLMANN, YANG & ALAMEDA
An Accountancy Corporation



/s/ Kathleen M. Alameda
-------------------------------
Kathleen M. Alameda
Certified Public Accountant





March 26, 1998

                        THANKSGIVING COFFEE COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                     ASSETS


                                            1997               1996
                                         -----------        -----------
CURRENT ASSETS
    CASH                                 $    46,872        $   399,037
    SHORT TERM INVESTMENTS                    31,519                  0
    ACCOUNTS RECEIVABLE                      417,221            296,006
    NOTE RECEIVABLE                           56,973             41,735
    EMPLOYEE RECEIVABLE                        6,041              6,032
    INVENTORY                                513,303            486,797
    PREPAID EXPENSES                         144,983             84,517
    DEFERRED TAX ASSET                        35,398             32,412
                                         -----------        -----------
      TOTAL CURRENT ASSETS                 1,252,310          1,346,536
                                         -----------        -----------
PROPERTY AND EQUIPMENT
    PROPERTY AND EQUIPMENT                 2,045,464          1,806,155
    ACCUMULATED DEPRECIATION              (1,049,873)          (891,205)
                                         -----------        -----------
      TOTAL PROPERTY AND EQUIPMENT           995,591            914,950
                                         -----------        -----------
OTHER ASSETS
    DEPOSITS AND OTHER ASSETS                 35,329             30,585
    NOTE RECEIVABLE - GRISWOLD                32,027                  0
    INTANGIBLES LESS AMORTIZATION            281,192            293,111
                                         -----------        -----------
      TOTAL OTHER ASSETS                     348,548            323,696
                                         -----------        -----------
TOTAL ASSETS                             $ 2,596,449        $ 2,585,182
                                         ===========        ===========


                 SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT

                        THANKSGIVING COFFEE COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                             LIABILITIES AND EQUITY


                                               1997               1996
                                           -----------        -----------
CURRENT LIABILITIES
    ACCOUNTS PAYABLE                       $   426,810        $   206,417
    NOTES PAYABLE - BANKS                      621,636             50,000
    NOTES PAYABLE - SHAREHOLDER                 24,625             31,038
    CURRENT PORTION OF NOTES PAYABLE           108,459             91,414
    ACCRUED LIABILITIES                         74,724             52,952
                                           -----------        -----------
      TOTAL CURRENT LIABILITIES              1,256,254            431,821
                                           -----------        -----------
LONG-TERM LIABILITIES
    NOTES PAYABLE                              429,044            438,000
    NOTES PAYABLE - SHAREHOLDER                 58,827             77,080
    DEFERRED INCOME TAXES                       66,535             51,429
                                           -----------        -----------
      TOTAL-LONG TERM LIABILITIES              554,406            566,509
                                           -----------        -----------
      TOTAL LIABILITIES                      1,810,660            998,330
                                           -----------        -----------
STOCKHOLDERS' EQUITY
    COMMON STOCK - NO PAR VALUE
        1,960,000 SHARES AUTHORIZED,
        1,237,384 SHARES ISSUED, AND
        1,236,744 SHARES OUTSTANDING           872,816            874,666
    ADDITIONAL PAID IN CAPITAL                  24,600             24,600
    UNREALIZED GAIN ON INVESTMENTS               3,656                  0
    RETAINED EARNINGS                         (115,283)           687,586
                                           -----------        -----------
    TOTAL STOCKHOLDERS' EQUITY                 785,789          1,586,852
                                           -----------        -----------
TOTAL LIABILITIES AND EQUITY               $ 2,596,449        $ 2,585,182
                                           ===========        ===========


                 SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT

                       THANKSGIVING COFFEE COMPANY, INC.

                         CONSOLIDATED INCOME STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                            1997               1996               1995
                                         -----------        -----------        -----------
REVENUES
    NET SALES                            $ 6,222,138        $ 4,323,481        $ 4,111,224
    COST OF SALES                          3,800,149          2,337,648          2,496,296
                                         -----------        -----------        -----------
      GROSS PROFIT                         2,421,989          1,985,833          1,614,928
                                         -----------        -----------        -----------
OPERATING EXPENSES
    SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES              2,918,498          1,810,684          1,540,006
    DEPRECIATION AND AMORTIZATION            165,404            104,948             87,545
                                         -----------        -----------        -----------
      TOTAL OPERATING EXPENSES             3,083,902          1,915,632          1,627,551
                                         -----------        -----------        -----------
      OPERATING (LOSS) INCOME               (661,913)            70,201            (12,623)
                                         -----------        -----------        -----------
OTHER INCOME (EXPENSE)
    INTEREST INCOME                            5,357             10,080              8,447
    INTEREST EXPENSE                        (132,666)           (77,658)           (78,974)
    GAIN (LOSS) ON SALE OF ASSETS             11,785               (394)              (313)
    LOSS ON SALE OF SUBSIDIARY               (29,471)                 0                  0
    CASUALTY LOSS                               (746)                 0                  0
    MISCELLANEOUS INCOME                      17,704              5,797             15,401
                                         -----------        -----------        -----------
      TOTAL OTHER INCOME (EXPENSE)          (128,037)           (62,175)           (55,439)
                                         -----------        -----------        -----------
(LOSS) INCOME BEFORE TAXES                  (789,950)             8,026            (68,062)

PROVISION FOR INCOME TAXES                   (12,919)            17,474              3,999
                                         -----------        -----------        -----------
NET (LOSS) INCOME                        $  (802,869)       $    25,500        $   (64,063)
                                         ===========        ===========        ===========


                 SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT

                       THANKSGIVING COFFEE COMPANY, INC.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                        DECEMBER 31, 1997, 1996 AND 1995


                                         1997             1996            1995
                                       ---------        ---------       ---------
RETAINED EARNINGS
    RETAINED EARNINGS, BEGINNING       $ 687,586        $ 662,086       $ 726,149
    NET (LOSS) INCOME                   (802,869)          25,500         (64,063)
                                       ---------        ---------       ---------
      RETAINED EARNINGS, ENDING        $(115,283)       $ 687,586       $ 662,086
                                       =========        =========       =========


                 SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT

                              THANKSGIVING COFFEE COMPANY, INC.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                     1997               1996               1995
                                                 -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET (LOSS) INCOME                              $  (802,869)       $    25,500        $   (64,063)
  NON CASH ITEMS INCLUDED IN NET LOSS
    DEPRECIATION AND AMORTIZATION                    177,848            126,761            108,115
    (GAIN) LOSS ON DISPOSAL OF ASSETS                (11,785)               394                314

    (INCREASE) DECREASE IN:
      SHORT TERM INVESTMENTS                         (31,519)             4,094              3,941
      RECEIVABLES                                   (121,225)           115,075              8,445
      INVENTORY                                      (26,506)            (2,493)           (56,181)
      PREPAID EXPENSES                               (63,452)           (57,090)           (33,240)
      DEPOSITS AND OTHER ASSETS                       (4,744)             2,464              1,742
    INCREASE (DECREASE) IN:
      ACCOUNTS PAYABLE                               220,394           (260,005)           189,229
      ACCRUED LIABILITIES                             21,772            (14,820)            18,468
      INCOME TAXES PAYABLE                                 0                  0             (5,800)
      DEFERRED INCOME TAXES                           15,106             (6,554)            31,659
                                                 -----------        -----------        -----------
        NET CASH (USED) PROVIDED BY
          OPERATING ACTIVITIES                      (626,980)           (66,674)            02,629
                                                 -----------        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  DECREASE IN STOCKHOLDER RECEIVABLE                       0              6,231             18,310
  PURCHASE OF EQUIPMENT                             (251,994)          (333,297)          (117,701)
  PROCEEDS FROM SALE OF EQUIPMENT                     22,000                300                  0
  PURCHASE OF INTANGIBLE ASSETS                       (4,791)          (299,882)                 0
  INCREASE IN PREPAID STOCK OFFERING COSTS                 0           (234,404)          (201,556)
  PROCEEDS FROM SALE OF COMMON STOCK                     150          1,273,445                  0
  REPURCHASE OF COMMON STOCK                          (2,000)                 0                  0
  UNREALIZED GAIN (LOSS) ON INVESTMENTS                3,656               (962)               962
                                                 -----------        -----------        -----------
      NET CASH (USED) PROVIDED BY
        INVESTING ACTIVITIES                        (232,979)           411,431           (299,985)
                                                 -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  INCREASE IN NOTES RECEIVABLE                       (89,000)           (41,736)                 0
  PROCEEDS FROM NOTES RECEIVABLE                      41,735                  0             71,182
  PROCEEDS FROM NOTES PAYABLE                        719,901            454,375                  0
  REPAYMENT OF NOTES PAYABLE                        (164,842)          (486,618)           (52,016)
                                                 -----------        -----------        -----------
      NET CASH PROVIDED (USED) BY
        FINANCING ACTIVITIES                         507,794            (73,979)            19,166
                                                 -----------        -----------        -----------
NET (DECREASE) INCREASE IN CASH                     (352,165)           270,778            (78,190)

CASH, AS OF JANUARY 1, 1997, 1996
  AND 1995                                           399,037            128,259            206,449
                                                 -----------        -----------        -----------
CASH, AS OF DECEMBER 31, 1997, 1996
AND 1995                                         $    46,872        $   399,037        $   128,259
                                                 ===========        ===========        ===========


                 SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT

                        THANKSGIVING COFFEE COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


Note 1.       Summary of Significant Accounting Policies

              Description of Business
              Thanksgiving Coffee Company, Inc. (The Company), is a corporation that purchases and roasts high-quality whole bean coffees and sells them to restaurants, grocery stores and other retail outlets. These products are sold primarily through its own distribution network in the Northern California area. Distributors and retailers do not have the right to return products. Additionally, the Company produces and sells a line of high-quality tea products under the trademark of Royal Gardens Tea Company. The Company also sells coffee, tea and related specialty products through mail order on a national basis. The Company also sells sandwiches, pastries, coffee and tea through a cafe located in Fort Bragg and a bakery located in Mendocino, where they prepare the pastries. In 1997, the Company purchased and sold a subsidiary, a wholesale purchaser and distributor of coffee beans located in Emeryville.

              Basis of Presentation
              The Company has prepared the financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles. The Company grants credit to customers in the retail industry throughout the country. Consequently, the Company's ability to collect the amounts due from customers is affected by economic fluctuations in the retail industry.

              Inventories
              Inventories are stated at the lower of cost or market (first-in, first-out).

              Property and Equipment
              Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided on the straight-line and 150% declining balance methods over estimated useful lives generally ranging from five to twelve years.

              Leasehold improvements are carried at cost and are amortized over the shorter of their estimated useful lives or the related lease term (including options), generally ranging from five to thirty-nine years.

              The portion of depreciation and amortization expenses related to production facilities is included in cost of sales.

              Expenditures for major renewals that extend useful lives of property, fixtures and improvements are capitalized.

              Expenditures for maintenance and repairs are charged to expense as incurred.

              For income tax purposes, depreciation is computed using the accelerated cost recovery system and the modified cost recovery system.


                 SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT

                        THANKSGIVING COFFEE COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995



Note 1.       Summary of Significant Accounting Policies (continued)

              Investments in Unconsolidated Companies
              On January 1, 1997, the Company acquired the assets and liabilities of Sustainable Harvest, Inc., in a business combination accounted for as a purchase. The Company subsequently sold the subsidiary at a loss of $29,471 on November 1, 1997. The Company has a note receivable of $89,000 reflected on the books as a result of the sale. The results of operations of Sustainable Harvest are included in the accompanying financial statements.

              On October 31, 1996, the Company acquired the assets of Mendocino Bakery, Inc. in a business combination accounted for as a purchase.

              Profit Sharing Plan
              The Company has a profit sharing plan covering substantially all of its employees. Benefits are based upon years of service and the employee's compensation during the employment period. No contributions to the profit sharing plan were made for the years ended December 31, 1997, 1996 and 1995.

              Futures Contracts
              The Company may, from time to time, enter into exchange traded coffee futures contracts with the objective of minimizing cost risk due to market fluctuations. The Company does not designate futures contracts as a hedge as it applies to accounting principles and practices designated in Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts. Accordingly, changes in the market value of futures contracts are reported by the Company in the period in which the change occurs and are included as a component of stockholders' equity.

              Compensated Absences
              Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors.

              Advertising
              The Company expenses costs of advertising the first time the advertising takes place, except direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of mail order catalog costs, typically mailed to customers who have specifically responded to this type of advertising. The mail order department documents whether orders come from catalogs or other sources when processing orders. Catalog costs are amortized over the period from the catalog mailing until the next catalog is issued.

                       THANKSGIVING COFFEE COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995




Note 1.       Summary of Significant Accounting Policies (continued)

              Use of Estimates
              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


Note 2.       Accounts Receivable

              Accounts receivable consist of the following:


                                               1997             1996
                                            ---------        ---------
Accounts receivable                         $ 439,564        $ 306,506
Less: Allowance for doubtful accounts         (22,343)         (10,500)
                                            ---------        ---------
Accounts receivable, net                    $ 417,221        $ 296,006
                                            =========        =========

              The Company uses the allowance method for uncollectible accounts. Bad debt expense for the years ended December 31, 1997, 1996 and 1995 was $14,226, $56,176 and $18,747, respectively.


Note 3.       Inventory

              Inventory consists of the following:


                                      1997           1996
                                    --------       --------
Coffee:
  Unroasted                         $163,810       $179,691
  Roasted                            183,906        133,070
Tea                                   32,867         32,405

Packaging, supplies and other
  merchandise held for sale          132,720        141,631
                                    --------       --------

      Total inventory               $513,303       $486,797
                                    ========       ========

                       THANKSGIVING COFFEE COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


Note 4.       Property and Equipment

              Property and equipment consists of the following:


                                              1997               1996
                                          -----------        -----------
 Equipment and fixtures                   $ 1,125,832        $ 1,036,180
 Furniture and equipment                      205,114            191,125
 Leasehold improvements                       363,075            347,593
 Transportation equipment                      50,053             47,714
 Property held under capital leases           301,390            183,543
                                          -----------        -----------
 Total property and equipment               2,045,464          1,806,155
 Accumulated depreciation                  (1,049,873)          (891,205)
                                          -----------        -----------

Net property and equipment                $   995,591        $   914,950
                                          ===========        ===========


Note 5.       Intangible Assets

              Intangible assets represent the costs associated with the acquired divisions over the fair value of their net assets at date of acquisition. The detail of the intangible assets are as follows:


                                  1997             1996
                               ---------        ---------
Goodwill                       $ 198,000        $ 198,000
Leasehold value                   67,000           67,000
Start-up costs                    34,882           34,882
Organizational costs              28,565           28,565
Trademark                          1,877              900
                               ---------        ---------
Total intangible assets          330,324          329,347
Accumulated amortization         (49,132)         (36,236)
                               ---------        ---------
Net intangible assets          $ 281,192        $ 293,111
                               =========        =========

                       THANKSGIVING COFFEE COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995




Note 6.       Notes Payable and Long-Term Debt


Notes Payable                                                                            1997           1996
                                                                                       --------       --------


              Revolving bank line of credit to Wells Fargo Bank with interest payable monthly at 1% over prime rate (9.5% and 9.25%,
              respectively). Expires August 10, 1998 and June 10, 1997,
              respectively. For 1997 and 1996 the maximum amount available on the line is $650,000 and $650,000, respectively. The line of credit is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, fixtures and
              improvements                                                             $601,636       $      0



              Note payable to Wells Fargo Bank, payable in monthly installments of $4,167 plus interest at 1.5% over prime rate. Final payment is due on July 15, 1999. The note is secured by all accounts
              receivable, inventory, equipment, fixtures and improvements                93,174        129,167

              Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996. The shareholders have subordinated this note to all notes payable including Wells Fargo
              Bank as described above                                                    66,000         80,000

              Note payable to majority shareholders, Paul and Joan Katzeff payable in quarterly installments of $3,229 including interest at
              10%, with balance due on July 17, 1999. The shareholders have subordinated this note to all notes payable including Wells Fargo
              Bank as described above                                                    17,452         28,118

                               THANKSGIVING COFFEE COMPANY, INC.

                                 NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1997, 1996 AND 1995


Note 6.       Notes Payable and Long-Term Debt (continued)


Notes Payable                                                                            1997           1996
                                                                                       --------       --------
              Note payable to Laoma Yaski for the purchase of Mendocino Bakery, payable in monthly installments of $6,594, including interest at
              10%, secured by property and equipment at the bakery, final
              payment due in August 2003                                               $246,021       $295,604

              Obligations Under Capital Lease

              Note payable to Nations Credit, payable in monthly installments of
              $833, including interest at 16.17%, secured by equipment, final
              payment due in January 2000                                                18,218         24,681

              Note payable to Colonial Pacific, payable in monthly installments of $313, including interest at 17.44%, secured by equipment, final
              payment due in November 1998                                                3,353          6,249

              Note payable to Commerce Security Bank, payable in monthly installments of $591, including interest at 17.24%, secured by
              equipment, final payment due in February 1998                               1,289          7,554

              Note payable to Commerce Security Bank, payable in monthly installments of $401, including interest at 19.44%, secured by
              equipment, final payment due in September 1998                              3,410          7,149

              Note payable to Manifest Group, payable in monthly installments of
              $1,030, including interest at 15.315%, secured by equipment, final
              payment due in January 2001                                                30,225         37,352

              Note payable to Imperial Capital, payable in monthly installments of $840, including interest at 17.263%, secured by equipment,
              final payment due in January 2001                                          23,970         29,392

                        THANKSGIVING COFFEE COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995



Note 6.  Notes Payable and Long-Term Debt (continued)


Obligations Under Capital Lease                                                           1997               1996
                                                                                      -----------        -----------
Note payable to Granite Financial, payable in monthly installments of $1,139 including interest at 16.61%, secured by equipment, final payment due in June
2001                                                                                  $    35,515        $    42,266

Note payable to Imperial Bakery/Cafe, payable in monthly installments of $259 including interest at 19.00%, secured by equipment, final payment due in
December 1999                                                                               5,142                  0

Note payable to Oakmont/Heritage Pacific, payable in monthly installments of
$1,297 including interest at 14.00%, secured by equipment, final payment due in
February 2002                                                                              48,938                  0

Note payable to Oakmont/Heritage Pacific, payable in monthly installments of
$910 including interest at 15.53%, secured by equipment, final payment due in
February 2002                                                                              33,348                  0

Note payable to Centerpoint, payable
in monthly installments of $517 including interest at 19.23%, secured by
equipment, final payment due in March 2001                                                 14,900                  0
                                                                                      -----------        -----------
                                                                                        1,242,591            687,532
Less current portion                                                                     (754,720)          (172,452)
                                                                                      -----------        -----------
Total Long-term debt                                                                  $   487,871        $   515,080
                                                                                      ===========        ===========


All of the above notes payable are personally guaranteed by the Company's majority shareholders.

                        THANKSGIVING COFFEE COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


Note 6.       Notes Payable and Long-Term Debt (continued)

              Interest paid as of December 31, 1997, 1996 and 1995 was $122,881, $77,658 and $78,974, respectively.

              Maturities of notes payable and long-term debt are as follows:


                1998...........  $   601,636 (Line of Credit)
                1998...........      153,084 (Notes Payable)
                1999...........      225,624
                2000...........       95,609
                2001...........       73,695
                2002...........       48,453
                Thereafter.....       44,490
                                  -----------
                                  $ 1,242,591
                                  ===========


              Based on current borrowing rates, the fair value of the notes and capital leases payable approximates their carrying amounts.


Note 7.       Income Taxes

              The components of the provision for income taxes for the years ended December 31, 1997, 1996 and 1995 are as follows:


                           1997           1996            1995
                         --------       --------        --------
Federal - current......  $      0       $  1,016        $ (9,239)
Federal - deferred.....     3,380        (10,739)         10,505
State - current........       800            800             800
State - deferred.......     8,739         (8,551)         (6,065)
                         --------       --------        --------
Total Income Taxes.....  $ 12,919       $(17,474)       $ (3,999)
                         ========       ========        ========


                The Company computes income taxes using the asset and liability method under which deferred income taxes are provided for temporary differences between the financial basis of the Company's assets and liabilities. As of December 31, 1997, 1996 and 1995, deferred tax liabilities recognized for taxable temporary differences total $66,535, $51,429 and $57,983, respectively. Deferred tax assets recognized for deductible temporary differences and loss carryforwards total $35,398, $32,412 and $19,674, respectively. The Company has a federal contribution carryforward of $39,784 and a state contribution carryforward of $20,729, expiring in 5 years, which may be used to offset taxable income in the future. The Company has a California manufacturer's credit carryforward of $19,714 which may be used to offset California income taxes in the future.

                        THANKSGIVING COFFEE COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


Note 7.       Income Taxes (continued)

              Income taxes paid as of December 31, 1997, 1996 and 1995 were $0, $11,063 and $800, respectively.

Note 8.       Operating Leases

              The Company leases its delivery fleet, other vehicles and some office equipment under non-cancelable operating leases with terms ranging from three to five years.

              Minimum annual lease payments due under these agreements are as follows:


                        1998...........................  $    61,388
                        1999...........................       53,964
                        2000...........................       46,819
                        2001...........................       23,058
                        2002...........................        3,099
                                                         -----------
                                                         $   188,328
                                                         ===========


              Total annual lease payments were $49,472, $28,632 and $38,089 as of December 31, 1997, 1996 and 1995, respectively.


Note 9.       Common Stock


                                  Number of          No Par
                                   Shares            Value
                                 ----------        ----------
Balance, January 1, 1995......      981,000        $   37,181
Issuance of stock.............            0                 0
                                 ----------        ----------
Balance, December 31, 1995....      981,000            37,181
Issuance of stock.............      256,039           837,485
                                 ----------        ----------
Balance, December 31, 1996....    1,237,039           874,666
Issuance of stock.............          345               150
Repurchase of stock...........         (640)           (2,000)
                                 ----------        ----------
Balance, December 31, 1997....    1,236,744        $  872,816
                                 ==========        ==========

             Note: 981,000 shares originally issued are restricted.

                        THANKSGIVING COFFEE COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

Note 10.      Stock Option Purchase Plan

              Under the terms of its stock option purchase plan, options to purchase shares of the Company's common stock are granted at a price of $5 per share. Options may be exercised until the year 2000. Following is a summary of transactions:


                                         Shares Under Option
                                       ----------------------
                                         1997           1996
                                       -------        -------
Outstanding, beginning of year          26,000         32,000
Shares exercised during the year        (6,000)        (6,000)
                                       -------        -------
Outstanding, end of year                20,000         26,000
                                       =======        =======


              The related compensation expense for December 31, 1997, 1996 and 1995 is $13,500, $13,500, and $0, respectively.


Note 11.      Long-Term Lease

              The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company's majority shareholders). The lease provides for monthly rental payments of $8,500 and the Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The lease provides for periodic cost of living increases during the term of the lease, including the option periods. The Company exercised the first of four five-year options on March 31, 1995.

              Any deferred amounts are due based upon available cash flow as determined by the Company's management or upon demand of the Company's majority shareholders.

              Rental expense under the above lease was $102,000, $102,000, and $94,500 as of December 31, 1997, 1996 and 1995, respectively.

              The Company has made substantial leasehold improvements (Note 4) and intends to exercise all options under the terms of this lease.

              The Company leases a restaurant establishment in Mendocino. The lease provides for monthly rental payments of $2,375 and the lease term expires in September 2010.

                        THANKSGIVING COFFEE COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


Note 11.      Long-Term Lease (continued)

              The Company leases retail space in Fort Bragg used as an espresso bar/cafe during 1997. The lease provides for monthly rental payments of $730, and the lease expires in January 2001, with an option to renew for another five years. The lease also provides for periodic cost of living increases during the term of the lease, including the option periods. In February 1998, the cafe business was terminated. The Company plans to sublease this facility.

              Minimum future rental payments for all leases are as follows:


                1998                            $   139,260
                1999                                139,260
                2000                                 62,760
                2001                                 29,230
                2002 and Thereafter                 249,375
                                                -----------
                                                $   619,885
                                                ===========


Note 12.      Related-Party Transactions

              The Company has an interest only note payable due on demand and a principal and interest note payable to Paul and Joan Katzeff at December 31, 1997, 1996 and 1995 (See Note 6, above). The Company also leases properties from its stockholders (See Note 11, above).

              The summary of these related-party transactions for the years ended December 31, 1997, 1996 and 1995 follows:


                                 1997           1996           1995
                               --------       --------       --------
        Interest expense       $ 11,343       $ 11,858       $ 10,167
        Rent expense           $102,000       $102,000       $ 94,500


Note 13.      Earnings Per Share

              Earnings per share amounts are based on the weighted average number of common stock shares outstanding. There were no common stock equivalents to be considered. Earnings per share for the years ended December 31, 1997, 1996 and 1995 were $(.65), $.02, and $(.07), respectively.

                        THANKSGIVING COFFEE COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

Note 14.      Commitments

              Under the terms of an agreement with the subsidiary sold during the year, the Company is required to purchase coffee beans each year for the next five years ending December 31, 2002 at a predetermined price per pound over landed coffee costs.

              The Company purchased a bakery from Laoma Yaski in 1996 for $350,000. The Company agreed to pay an additional $25,000 to Laoma Yaski upon the seven year anniversary of the purchase provided she does not own, manage or operate a bakery within 250 miles of Mendocino, California.

              Under the terms of an agreement with a past officer of the Company, the Company may purchase 9,000 options under the following terms:


                                     Number
                                   Of Shares             Total
                                   ---------             -----
                        1998        3,000              $ 9,000
                        1999        3,000                9,750
                        2000        3,000                3,500


              A remaining 13,000 options may be exercised or sold at any time at the discretion of the past officer subject to the Company's first right of refusal.


Note 15.      Contingency

              As shown in the accompanying financial statements, the Company incurred a net loss of $802,869 during the year ended December 31, 1997, and as of that date, the Company's current liabilities exceeded its current assets by $3,944. These factors, as well as the losses during the first two months of 1998 created trends that needed to be addressed regarding the Company's ability to meet future obligations. Management developed a business plan to reverse these trends in 1998 which includes increasing revenue through increased wholesale coffee prices for Thanksgiving Coffee Company, commencement of pizza sales for the bakery and subleasing the cafe retail space. Management has decreased expenses by closing the cafe division, selling Sustainable Harvest, and downsizing the workforce. The future prosperity of the Company is dependent upon the plan's success. The financial statements do not include any adjustments that might be necessary if the Company is not successful with the implementation of the business plan.