Form 10QSB
period 1998-03-31
THANKSGIVING COFFEE CO INC
filed 1998-05-15
CIK 949852

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                     FORM 10-QSB


               /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1998

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


                         Yes \X\                  No \  \


                As of May 13, 1998, there were issued and outstanding
                   1,236,744 shares of common stock of the issuer.

                          THANKSGIVING COFFEE COMPANY, INC.

                                        INDEX



           PART I.   FINANCIAL INFORMATION

           Item 1.   Financial Statements                        Page No.

                     Balance Sheet at March 31, 1998 and
                     December 31, 1997 . . . . . . . . . . . .       1
                     Statements of Income for the Three Months
                     Ended March 31, 1998 and March 31, 1997 .       3

                     Statements of Cash Flows for the Three
                     Months Ended March 31, 1998 and March 31,
                     1997  . . . . . . . . . . . . . . . . . .       4
                     Notes to Financial Statements . . . . . .       6

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations  . . . . . . . . . . . . . . .       7


           PART II.  OTHER INFORMATION

           Item 1.   Legal Proceedings . . . . . . . . . . . .      10

           Item 2.   Changes in Securities . . . . . . . . . .      10

           Item 3.   Defaults Upon Senior Securities . . . . .      10

           Item 4.   Submission of Matters to a Vote of
                     Security-Holders  . . . . . . . . . . . .      10

           Item 5.   Other Information . . . . . . . . . . . .      10

           Item 6.   Exhibits and Reports on Form 8-K  . . . .      10

                          THANKSGIVING COFFEE COMPANY, INC.

                                    Balance Sheet

                                        ASSETS


                                      March 31, 1998    December 31, 1997
                                         (unaudited)        (audited)
           CURRENT ASSETS
             Cash                          $133,256             $46,872
             Short Term Investments           5,805              31,519
             Accounts Receivable            381,570             417,221
             Employee Receivable              5,610               6,041
             Inventory                      409,286             513,303
             Other Receivables &
              Prepaids                      168,358             237,354
                                         __________          __________

                  Total Current
                    Assets                1,103,885           1,252,310

           PROPERTY AND EQUIPMENT
             Property Fixtures &
              Equipment                   2,057,991           2,045,464
             Accumulated Depreciation    (1,088,682)         (1,049,873)
                                         __________          __________
                  Total Property &
                    Equipment               969,309             995,591

           OTHER ASSETS
             Deposits And Other
              Assets                         76,858              67,356
             Intangibles, Net Of
              Amortization                  271,868             281,192
                                         __________          __________
                  Total Other Assets        348,726             348,548
                                         __________          __________

                  Total Assets           $2,421,920          $2,596,449
                                         ==========          ==========












                   See accompanying notes to financial statements.





                          THANKSGIVING COFFEE COMPANY, INC.

                                    Balance Sheet

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                           March 31, 1998  December 31,1997
                                            (unaudited)        (audited)

           CURRENT LIABILITIES
             Accounts Payable                 $522,925           $426,810
             Notes Payable - Banks             621,636            621,636
             Loan Payable - Shareholder         51,795             24,625
             Accrued Liabilities               103,023             74,724
             Current Portion of Long-          115,000            108,459
               Term Debt                    __________         __________
                  Total Current
                   Liabilities               1,414,379          1,256,254

           LONG-TERM LIABILITIES
             Notes Payable - Long-Term         390,496            429,044
             Notes Payable - Shareholder        12,707             58,827
                                            __________         __________

                  Total Long-Term Debt         403,203            487,871
           OTHER LIABILITIES
             Deferred Income Taxes              66,535             66,535
                                            __________         __________

                  Total Other Liabilities       66,535             66,535
                                            __________         __________
                  Total Liabilities          1,884,117          1,810,660

           STOCKHOLDERS' EQUITY
             Common Stock - No Par Value
               1,960,000 Shares
               Authorized;
               1,236,744 Shares Issued
               And Outstanding At
               March 31, 1998                  872,816            872,816
             Additional Paid-In Capital         24,600             24,600
             Unrealized Gain on
               Investments                           0              3,656
             Retained Earnings                (359,613)          (115,283)
                                            __________         __________

                  Total Stockholders'
                    Equity                     537,803            785,789
                                            __________         __________
                  Total Liabilities And
                    Equity                  $2,421,920         $2,596,449
                                            ==========         ==========


                   See accompanying notes to financial statements.






                          THANKSGIVING COFFEE COMPANY, INC.

                           Statements Of Income (Unaudited)


                                                  Three Months Ended
                                           March 31, 1998     March 31, 1997

             Net Sales                      $1,348,033         $1,512,618

             Cost Of Sales                     859,450            771,207
                                            __________         __________
                  Gross Profit                 488,583            741,411

           OPERATING EXPENSES
             Selling, General &
              Administration                   650,863            687,394
             Depreciation &
              Amortization                      42,660             27,308
                                            __________         __________
                  Total Operating
                   Expenses                    693,523            714,702
                                            __________         __________

                  Operating Income (Loss)     (204,940)            26,709

           OTHER INCOME (EXPENSE)
             Interest Income                         0              1,832
             Interest Expense                  (32,475)           (14,059)
             Miscellaneous Income               (7,077)               292
                                            __________         __________
                  Total Other Income
                    (Expense)                  (39,552)           (11,935)
                                            __________         __________

                  Income (Loss) Before
                   Taxes                      (244,492)            14,774
                                            __________         __________
                  Taxes                            162                  0

                  Net Income (Loss)         $ (244,330)        $   14,774
                                            ==========         ==========










                   See accompanying notes to financial statements.






                          THANKSGIVING COFFEE COMPANY, INC.

                         Statements Of Cash Flow (Unaudited)

                                                  Three Months Ended
                                           March 31, 1998     March 31, 1997
           CASH FLOWS FROM OPERATING
           ACTIVITIES
             Net Income                     $ (244,330)         $  14,774
             Non Cash Items Included Net
               Loss
                  Depreciation &
                    Amortization                46,302             44,498
                  (Increase) Decrease In:
                    Short Term
                      Investments               25,714           (105,275)
                    Receivables                 33,082           (164,293)
                    Inventory                  104,017            (58,547)
                    Deferred Futures
                      Contracts                      0             (9,131)
                    Prepaid Expenses/
                      Other Receivables         65,278             38,406
                    Deposits/Other Assets       (9,501)               410
                  Increase (Decrease) In:
                    Accounts Payable            96,115            234,657
                    Accrued Liabilities         28,299             (2,440)
                    Deferred Options
                      Contract                       0              7,219
                                            __________          _________
                  Net Cash Provided By
                   Operating Activities        144,976                278
                                            __________          _________

           CASH FLOWS FROM INVESTING
           ACTIVITIES
             Purchase Of Equipment             (22,528)           (41,035)
             Purchase Of Intangible
               Assets                               (0)              (500)
             Unrealized Gain (Loss) on
              Investments                       (3,656)                 0
             Increase In Stock Offering
               Costs                                (0)            (1,837)
                                            __________          _________

             Net Cash Used By Investing
              Activities                       (26,184)           (43,372)
                                            __________          _________






                   See accompanying notes to financial statements.






                          THANKSGIVING COFFEE COMPANY, INC.

                   Statements Of Cash Flow (Unaudited) (continued)


                                                  Three Months Ended
                                           March 31, 1998     March 31, 1997

           CASH FLOWS FROM FINANCING
           ACTIVITIES
             Decrease In Notes Receivable            0             41,735
             (Repayment) Proceeds Of
               Notes Payable                   (32,408)          (144,633)
                                            __________          _________
             Net Cash Used By
               Financing Activities            (32,408)          (102,898)
                                            __________          _________

           Net Increase (Decrease) In           86,384           (145,992)
            Cash

           Cash, As Of January 1, 1998          46,872            399,037
             And 1997                       __________          _________

           Cash, As Of March 31, 1998
             And 1997                       $  133,256          $ 253,045
                                            ==========          =========


























                   See accompanying notes to financial statements.






                          THANKSGIVING COFFEE COMPANY, INC.
                      Notes to Financial Statements (Unaudited)


          Note 1 - Basis of Presentation

          The accompanying audited and unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments necessary for a fair presentation of the information reported (which consist only of normal recurring adjustments). Because the Company's sales have fluctuated significantly from quarter to quarter due to the holiday season and due to a variety of other factors, the results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the financial statements, including notes thereto, for the fiscal years ended December 31, 1997 and 1996, which are included in the Company's Form 10-K for the year ended December 31, 1997 filed on March 31, 1998.

          At March 31, 1998 there were total borrowings of $1,191,634, including $601,636 outstanding under the Company's line of credit agreement. The Company's line of credit agreement is due to expire on August 10, 1998.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Form 10-QSB contains certain forward looking statements, which are subject to certain risks and uncertainties, including but not limited to fluctuations in the availability and costs of green coffee beans, availability and sufficiency of trade credit and other financing sources, competition in the Company's businesses, inability to secure adequate capital to fund its operating losses and working capital requirements, inability to successfully implement its business plan, and other risks identified in the Company's Form 10-K for the year ended December 31, 1997.

          On October 10, 1996, the Company completed its public offering of common stock. 235,744 shares were sold for an aggregate of $1,178,720. The Company currently has 1,236,744 shares issued and outstanding.

          In the three months ended March 31, 1998 the Company closed its retail coffee shop in Fort Bragg, California, which had previously marketed the Company's coffee and tea products. The coffee shop did not meet management's performance expectations and was sublet to an [unrelated] third-party as of May 8, 1998. The sublessee operates a cafe which sells the Company's coffee products.

          In 1997, the Company embarked on a campaign to market coffees to bird lovers under an exclusive five-year agreement with the American Birding Association to produce and market Song Bird Coffee (TM) worldwide.

          RESULTS OF OPERATIONS

          Net sales for the three months ended March 31, 1998 were $1,348,033, a decrease of 11% from net sales of $1,512,618 for the three months ended March 31, 1997. This decrease in net sales was primarily due to the fact that net sales for the three months ended March 31, 1997 includes $167,218 in bean sales by the Company's former green bean subsidiary, Sustainable Harvest, Inc. ("Sustainable Harvest"). Net sales for the three months ended March 31, 1998 do not include any such bean sales as Sustainable Harvest was sold by the Company on December 31, 1997.

          Gross margin (gross profit as a percentage of net sales) declined from 49% for the three months ended March 31, 1997 to 36% in the same period of 1998. This decrease is the result of an absence of gross margin contributions by the Company's former Sustainable Harvest subsidiary in the three months ended March 31, 1998 due to the sale of the Sustainable Harvest on December 31, 1997; of an accounting change effective October 1, 1997 to record labor expenses for the Company's retail bakery (the "Bakery") as part of cost of sales, rather than as part of selling, general and administrative expenses; and the absence in the three months ended March 31, 1998 of approximately $63,000 in commodity gains which were posted and decreased cost of sales for the same period in 1997. The Company's core gross margins (exclusive of revenues from the Cafe, which was closed at the end of February 1998, Sustainable Harvest, which was sold as of December 31, 1997, and the Bakery) declined from 47% for the three months ended
          March 31, 1997 to 40% in the same period of 1998, due primarily to higher costs of certain specialty green beans (including organic, shade grown, Asian and African beans). Management expects that gross margins will increase in the three months ended June 30, 1998 and September 30, 1998, as compared to gross margin in the three months ended March 31, 1998, due to the availability of lower-cost green beans for which the Company has already contracted, as well as unit price increases in organic, shade grown and other selected varieties of coffees. However, there can be no assurance that the Company will be successful in implementing price increases without losses in sales volume or gross margin.

          Selling, general and administrative expenses decreased 5%, from $687,394 (45% of net sales) in the three months ended March 31, 1997 to $650,863 (48% of net sales) for the three months ended March 31, 1998. The decrease in selling, general and administration expense reflects the result of an accounting change effective October 1, 1997 to record labor expenses for the Bakery as part of cost of sales, rather than as part of selling, general and administrative expenses, offset in part by a 14% increase in the core selling, general and administrative expenses (exclusive of such expenses for the Cafe and the Bakery), which reflects higher mail order sales costs, new product development expenses, increased depreciation expenses and severance costs associated with the layoff of five employees.

          Interest expense increased from $14,059 for the three months ended March 31, 1997 to $32,475 for the three months ended March 31, 1998, as a result of increased borrowing to finance the Company's operations. Interest expense as a percentage of net sales increased from 0.9% for the three months ended March 31, 1997 to 2.4% for the three months ended March 31, 1998.

          Because the Company incurred a loss for the three months ended March 31, 1998, it did not incur any tax expense. The Company received a non-recurring tax refund of $162 during the three months ended March 31, 1998 for overpayment in prior periods.

          As a result of the foregoing factors, the Company incurred a net loss of $244,492 for the three months ended March 31, 1998 compared with net income of $14,774 for the three months ended March 31, 1997.

          LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 1998, the Company had a working capital deficiency of $310,494. Net cash provided by operating activities was $144,976 for the three months ended March 31, 1998, compared to $278 for the three months ended March 31, 1997. The increase in net cash provided by operating activities was primarily due a decrease in inventory and an increase in accounts payable. Inventory decreased by $104,017, primarily as a result of planned inventory control and management consistent with the Company's budget for 1998, and accounts payable increased by $96,115 during the three months ended March 31, 1998. In the corresponding period in 1997, inventory and accounts payable increased by $58,547 and $234,657, respectively.

          Net cash used in investing activities, which primarily consists of expenditures for equipment to service new accounts and sales growth, was $22,527 for the three months ended March 31, 1998 as compared to $47,035 during the same period last year. This decrease is primarily attributable to a decrease in equipment expenditures, in accordance with management's budget and business plan.

          The Company maintains a revolving line of credit of up to $650,000. Borrowings under the line of credit are secured by the Company's accounts receivable, inventory, equipment, fixtures and improvements. The terms of this facility contain certain limitations and covenant restrictions, including limits on the incurrence of additional indebtedness, which if violated could be used as a basis for termination of the agreement. Under the credit agreement, the lender has no obligation to make advances if, among other things, there has been a material adverse change in the Company's financial condition. There were total borrowings of $1,191,634, including $601,636 outstanding under the credit agreement, as of March 31, 1998. The credit agreement will expire on August 10, 1998, and there can be no assurance that the Company will continue to make advances or that the Company will be able to extend the agreement or negotiate a new line of credit agreement if its financial condition does not improve.

          The Company is dependent on successfully executing its business plan to achieve profitable operations, obtaining additional sources of borrowings (including normal trade credit), and securing favorable financing arrangements (including lease financing) to finance its immediate working capital needs. There can be no assurance that the Company will be successful in this regard. If the Company is not able to renew or replace its credit agreement on comparable terms or at all, the Company may be unable to fund its working capital requirements and the Company's business could be materially and adversely affected.

          The seasonal increase in sales in the last quarter historically creates a high use of cash and a build-up in inventories in the third quarter, with a corresponding decrease in inventory and increase in cash in the last quarter. Past seasonal patterns are not necessarily indicative of future results. There can be no assurance that sales will increase in future quarters.

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

          - Not Applicable -

          ITEM 5.      OTHER INFORMATION

          - Not Applicable -

          ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                  a.   Exhibits

                       10.9 Consulting Agreement between the Company and Global Insights, effective as of January 1, 1998.

                       10.10 Consulting Agreement between the Company and Global Insights, dated January 26, 1998.

                       27.1      Financial Data Schedule (electronic only).

                  b.   Forms 8-K

                       No reports on Form 8-K were filed during the period from January 1, 1998 through March 31, 1998.

                                      SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          THANKSGIVING COFFEE COMPANY, INC.

          Name                        Title                    Date



            /s/ Paul Katzeff          Chief Executive Officer  May 15, 1998
          ________________________
             Paul Katzeff



            /s/ Joan Katzeff          President                May 15, 1998
          ________________________
             Joan Katzeff

                                    EXHIBIT INDEX



          10.9 Consulting Agreement between the Company and Global Insights, effective as of January 1, 1998.

          10.10 Consulting Agreement between the Company and Global Insights, dated January 26, 1998.

          27.1         Financial Data Schedule (electronic only).