Form 10QSB
period 1998-06-30
THANKSGIVING COFFEE CO INC
filed 1998-08-13
CIK 949852

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                     FORM 10-QSB


               /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1998

                                          OR
               / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to __________


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

                         Yes \X\                       No \ \

               As of August 13, 1998, there were issued and outstanding
                   1,236,744 shares of common stock of the issuer.

                          THANKSGIVING COFFEE COMPANY, INC.

                                        INDEX


          PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements                           Page No.
                    Balance Sheet at June 30, 1998 and
                    December 31, 1997 . . . . . . . . . . . . . . . . . 1

                    Statements of Income for the Three Months
                    Ended June 30, 1998 and June 30, 1997 and for
                    the Six Months Ended June 30, 1998 and
                    June 30, 1997 . . . . . . . . . . . . . . . . . . . 3

                    Statements of Cash Flows for the Six Months
                    Ended June 30, 1998 and June 30, 1997 . . . . . . . 4

                    Notes to Financial Statements . . . . . . . . . . . 6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations  . . . . . . . . . . . . . . . . . . . . 7


          PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . 13

          Item 2.   Changes in Securities . . . . . . . . . . . . . . . 13

          Item 3.   Defaults Upon Senior Securities . . . . . . . . . . 13

          Item 4.   Submission of Matters to a vote of Security-
                    Holders . . . . . . . . . . . . . . . . . . . . . . 13

          Item 5.   Other Information . . . . . . . . . . . . . . . . . 13

          Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . 13

                          THANKSGIVING COFFEE COMPANY, INC.

                                    Balance Sheet

                                        ASSETS

                                       June 30, 1998     December 31, 1997
                                       Unaudited         Audited


           CURRENT ASSETS
              Cash                          $89,193             $46,872
              Short Term Investments            119              31,519
              Accounts Receivable           400,018             417,221

              Note Receivable -
                  Griswold                   19,496              56,973
              Employee Receivable             4,627               6,041
              Inventory                     421,715             513,303

              Other Receivable &             47,072             180,381
                  Prepaids                _________           _________
                  Total Current Assets      982,240           1,252,310


           PROPERTY AND EQUIPMENT
           Property Fixtures &
              Equipment                   2,091,794           2,045,464
              Accumulated                (1,131,305)         (1,049,873)
                  Depreciation            _________           _________
                  Total Property &
                    Equipment               960,489             995,591


           OTHER ASSETS
                  Deposits And Other
                    Assets                   74,195              35,329

                  Note Receivable -
                    Griswold                 32,027              32,027
                  Intangibles, Net Of       268,881             281,192
                    Amortization          _________           _________
                    Total Other Assets      375,103             348,548

                    Total Assets          2,317,832           2,596,449
                                          =========           =========









                   See accompanying notes to financial statements.

                          THANKSGIVING COFFEE COMPANY, INC.

                                    Balance Sheet

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                        June 30, 1998    December 31, 1997
                                        Unaudited        Audited


         CURRENT LIABILITIES
            Accounts Payable                $502,283           $426,810
            Notes Payable - Banks            621,636            621,636
            Loan Payable - Shareholder        63,636             24,625

            Accrued Liabilities              139,854             74,724
            Current Portion of Long-         137,121            108,459
                Term Debt                  _________          _________
                  Total Current
                    Liabilities            1,464,530          1,256,254


         LONG-TERM LIABILITIES
            Notes Payable - Long-Term        336,495            429,044

            Notes Payable - Shareholder            0             58,827
            Deferred Income Taxes                  0             66,535
                                           _________          _________
                Total Long Term
                Liabilities                  336,495            554,406


         STOCKHOLDERS' EQUITY
           Common Stock - No Par Value
              1,960,000 Shares
              Authorized; 1,236,744
              Shares Issued And
              Outstanding At
              March 31, 1998                 872,816            872,816
            Additional Paid-In Capital        24,600             24,600

            Unrealized Gain on
              Investments                          0              3,656
            Retained Earnings               (380,609)          (115,283)
                                           _________          _________


                 Total Stockholders'         516,807            785,789
                   Equity                  _________          _________

                 Total Liab & Equity       2,317,832          2,596,449
                                           =========          =========



                   See accompanying notes to financial statements.

                         THANKSGIVING COFFEE COMPANY, INC.

                          Statements Of Income (Unaudited)


                                  Three Months Ended        Six Months Ended

                                 June 30,     June 30,    June 30,    June 30,
                                   1998         1997        1998        1997

    Net Sales                   1,445,071    1,910,385   2,793,104   2,983,806

    Cost Of Sales                 860,149    1,071,589   1,719,599   1,512,096
                                _________    _________   _________   _________
         Gross Profit             584,922      838,796   1,073,505   1,471,710


    OPERATING EXPENSES

       Selling, General &
         Administration           596,657      763,402   1,247,520   1,493,640
       Depreciation &              40,746       45,608      83,406      72,878
         Amortization           _________    _________   _________   _________
       Total Operating Expenses   637,403      809,010   1,330,926   1,566,518
                                _________    _________   _________   _________

       Operating Income
         (Loss)                   (52,481)      29,786    (257,421)    (94,808)


    OTHER (INCOME) EXPENSE
       Interest (Income)           (1,519)      (1,082)     (1,519)     (2,978)

       Interest Expense            34,768       42,470      67,243      56,529
       Misc. (Income) Expense       1,000         (868)      8,079      (2,668)
                                _________    _________   _________   _________

            Total Other (Income)   34,249       40,520      73,802      50,883
              Expense           _________    _________   _________   _________
            Income (Loss) Before  (86,730)     (10,734)   (331,223)   (145,691)
              Taxes             _________    _________   _________   _________

       Tax Expense (Credit)       (65,735)           0     (65,897)          0
       Net Income (Loss)          (20,995)     (10,734)   (265,325)   (145,691)
                                =========    =========   =========   =========










                   See accompanying notes to financial statements.

                          THANKSGIVING COFFEE COMPANY, INC.

                         Statements Of Cash Flow (Unaudited)

                                                Six Months Ended
                                          June 30, 1998  June 30, 1997
        CASH FLOWS FROM OPERATING
        ACTIVITIES
        Net Income (Loss)                 $  (265,325)   $  (145,691)
        Non Cash Items Included Net
           Income (Loss)
           Depreciation &
           Amortization                        91,911         72,878
           (Increase) Decrease In:
                Short Term
                  Investments                  31,400              0

                Receivables                    18,617       (224,300)
                Inventory                      91,588       (365,421)
                Commodities Options
                  Account                           0        (85,741)
                Prepaid Expenses/
                  Other Receivables           133,308        (31,644)
                Deposits/Other                (38,866)             0
           Increase (Decrease) In:
                Accounts Payable               75,473        221,915
                Accrued Liabilities            65,132         34,158
                Deferred Inc. Taxes           (66,535)             0
                                              _______       ________

             Net Cash Provided By
                Operating Activities          136,703       (523,846)

        CASH FLOWS FROM INVESTING
        ACTIVITIES
           Purchase Of Equipment              (45,500)      (189,169)
           Purchase Of Intangible
             Assets                                 0          6,113
           Proceeds from Sale of
             Equipment                          1,000              0
           Unrealized Gain (Loss) on
             Investments                       (3,656)             0
           Adjustment to Retained                   0        (72,135)
             Earnings                         _______       ________

           Net Cash Used By                   (48,156)      (255,191)
             Investing Activities             _______       ________






                   See accompanying notes to financial statements.

                          THANKSGIVING COFFEE COMPANY, INC.

                   Statements Of Cash Flow (Unaudited) (continued)

                                                  Six Months Ended

                                          June 30, 1998    June 30, 1997

        CASH FLOWS FROM FINANCING
        ACTIVITIES

           (Repayment) Proceeds of
             Notes Payable                    (83,703)        631,537
           (Increase) Decrease of
             Notes Receivable                  37,477          (9,601)
                                             ________        ________
           Net Cash Used By
             Financing Activities             (46,226)        621,936
                                             ________        ________

           Net Increase (Decrease) In
             Cash                              42,321        (157,101)
           Cash, As Of January 1, 1998         46,872         399,038
             And 1997                        ________       _________

           Cash, As Of June 30, 1998        $  89,193      $  241,397
             And 1997                        ========       =========




























                   See accompanying notes to financial statements.

                           THANKSGIVING COFFEE COMPANY, INC.

                       Notes to Financial Statements (Unaudited)


             Note 1 - Basis of Presentation

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments necessary for a fair presentation of the information reported (which consists only of normal recurring adjustments). Because the Company's sales have fluctuated significantly from quarter to quarter due to the holiday season and due to a variety of other factors, the results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the financial statements, including notes thereto, for the fiscal years ended December 31, 1997 and 1996, which are included in the Company's Form 10-K for the year ended December 31, 1997 filed on March 31, 1998.

             At June 30, 1998 there were total borrowings of $1,158,888, including an outstanding balance of $601,636 under the Company's line of credit agreement with Wells Fargo & Company ("Wells Fargo") which expired on August 10, 1998. The Company is currently in negotiations with Wells Fargo regarding this outstanding balance. In connection with these negotiations, the Company expects that Wells Fargo will convert the outstanding balance into a term loan with a term of five years. However, there can be no assurances that these negotiations will be successful and the outstanding balance will be so converted. As the credit agreement has expired, Wells Fargo has the option, at any time, to demand payment of the outstanding balance which would have an immediate material and adverse impact on the Company's business.

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

             This Form 10-QSB contains certain forward looking statements, which are subject to certain risks and uncertainties, including but not limited to fluctuations in the availability and costs of green coffee beans, availability and sufficiency of trade credit and other financing sources, competition in the Company's businesses, inability to secure adequate capital to fund its operating losses and working capital requirements, inability to successfully implement its business plan, inability to successfully complete the negotiations with Wells Fargo regarding the outstanding balance on the credit line and other risks identified in the Company's Form 10-K for the year ended December 31, 1997.

             On October 10, 1996, the Company completed its public offering of common stock. 235,744 shares were sold for an aggregate of $1,118,720. The Company currently has 1,236,744 shares issued and outstanding.

             In April of 1998, the Company discontinued its organic rebate program in which 15 cents per unit of certain organic coffees was donated to certain nonprofit organizations and cooperatives. As a result of discontinuing this program, the Company has realized and will continue to realize an additional 15 cents of revenue on each unit of these coffees that is sold. At the end of June 30, 1998, $12,334 in cash remained in the rebate bank account. The monies are expected to be distributed by the end of fiscal 1998.

             The Company continues to sublease its retail coffee shop in Fort Bragg, California (the "Cafe") to a third party which sells the Company's coffee and tea products.

             In March of 1998, the Company acquired a new roaster in accordance with its business plan. The roaster will provide the Company with additional roasting capacity which the Company believes will lead to increased operating efficiency.


             RESULTS OF OPERATIONS

             Three Months Ended June 30, 1998 Compared With Three Months Ended June 30, 1997

             Consolidated net sales for the three months ended June 30, 1998 were $1,445,071, a decrease of 24% from net sales of $1,910,385 for the same period in 1997. This decrease in net sales was primarily due to the fact that net sales for the three months ended June 30, 1997 included coffee bean sales by the Company's former green bean subsidiary, Sustainable Harvest, Inc. ("Sustainable Harvest") and retail sales by the Cafe. Net sales for the three months ended June 30, 1998 do not include any such bean sales as Sustainable Harvest was sold by the Company on December 31, 1997, and the Cafe discontinued operations at the end February, 1998. The Company's core sales (exclusive of the sales from Sustainable Harvest, the Cafe and the Company's retail bakery -- the "Bakery") grew 7% for the three months ended June 30, 1998 compared to the same period in 1997.

             Gross margin (gross profit as a percentage of net sales) declined from 44% for the three months ended June 30, 1997 to 40% in the same period in 1998. This decrease is in part due to an accounting change effective October 1, 1997 to record labor expenses for the Bakery as part of cost of sales, rather than as part of selling, general and administrative expenses. In addition, in the three months ended June 30, 1997 the Company posted approximately $84,000 in commodity gains which decreased the cost of the sales and thereby increased the gross margin for that period. The Company's core gross margins (exclusive of the Bakery, the Cafe and Sustainable Harvest) declined from 55% for the three months ended June 30, 1997 to 42% in the same period of 1998, due primarily to higher costs of certain specialty green beans (including organic, shade grown, Asian and African beans) and the absence of commodity gains posted in 1997. Management expects its gross margins to improve through the end of the year due to the availability of lower-cost green beans for which the Company has already contracted, as well as unit price increases in organic, shade grown and other selected varieties of coffees that began in March of 1998 and will continue to be phased in through September of 1998. However, there can be no assurance that the Company will be successful in implementing price increases without losses in sales volume or gross margin.

             Selling, general and administrative expenses decreased 22%, from $763,402 (40% of net sales) in the three months ended June 30, 1997 to $596,657 (41% of net sales) for the same period in 1998. The decrease in selling, general and administration expense is primarily due to: an accounting change effective October 1, 1997 to record labor expenses for the Bakery as part of cost of sales, rather than as part of selling, general and administrative expenses; the Company having no expenses for the Cafe and Sustainable Harvest in the three months ended June 30, 1998; and a decrease in mail order expenses. Core selling, general and administrative expenses (exclusive of the Bakery, the Cafe and Sustainable Harvest) decreased 1% in the three months ended June 30, 1998 compared to the same period in 1997 mainly due to lower mail order expenses and decreases in total wages.

             Depreciation and amortization expense decreased 11% from $45,608 for the three months ended June 30, 1997 to $40,746 for the same period in 1998 as a result of differences in the timing of recording depreciation and amortization expense between the first and second quarters of fiscal 1997 as compared to the first and second quarters of fiscal 1998.

             Interest expense decreased 18% from $42,470 for the three months ended June 30, 1997 to $33,415 for the same period in 1998, as a result of differences in the timing of recording interest between the first and second quarters of fiscal 1997 as compared to the first and second quarters of fiscal 1998. Interest expense as a percentage of net sales increased from 2.2% for the three months ended June 30, 1997 to 2.4% for the three months ended June 30, 1998.

             Because the Company incurred a loss for the three months ended June 30, 1998, it did not incur any tax expense. The Company recorded a favorable nonrecurring tax credit adjustment of $65,735 during the three months ended June 30, 1998 to compensate for tax accruals in prior periods that were deemed unnecessary by management since the Company has sufficient tax loss carry forwards to offset taxable income in the foreseeable future.

             As a result of the foregoing factors, the Company incurred a net loss of $20,995 for the three months ended June 30, 1998 compared with a net loss of $10,734 for the three months ended June 30, 1997.

             Six Months Ended June 30, 1998 Compared With Six Months Ended June 30, 1997.

             Consolidated net sales for the six months ended June 30, 1998 were $2,793,104, a decrease of 6% over net sales of $2,983,806 for the same period in 1997. This decrease was primarily due to the fact that net sales for the six months ended June 30, 1998 do not include any sales from Sustainable Harvest and sales from the Cafe for only the first two months of fiscal 1998. The Company's core net sales (exclusive of the Bakery, the Cafe and Sustainable Harvest) grew 11% for the six months ended June 30, 1998 compared to the same period in 1997.

             Gross margin (gross profit as a percentage of net sales) decreased from 49% for the six months ended June 30, 1997 to 38% for the same period in 1998. This decrease is in part due to an accounting change effective October 1, 1997 to record labor expenses for the Bakery and the Cafe as part of cost of sales, rather than as part of selling, general and administrative expenses. In addition, in the six months ended June 30, 1997 the Company posted approximately $151,000 in commodity gains which decreased the cost of the sales and thereby increased the gross margin for that period. The Company's core gross margins (exclusive of revenues from the Bakery, the Cafe and Sustainable Harvest) declined from 51% for the six months ended June 30, 1997 to 41% in the same period of 1998, due primarily to higher costs of certain specialty green beans (including organic, shade grown, Asian and African beans) and the absence of the commodity gains posted in 1997.

             Selling, general and administrative expenses decreased 16% from $1,493,640 (50% of net sales) in the six months ended June 30, 1997 to $1,247,520 (45% of net sales) in the six months ended June 30, 1998. The decrease in selling, general and administration expense is primarily due to: an accounting change effective October 1, 1997 to record labor expenses for the Bakery and the Cafe as part of cost of sales, rather than as part of selling, general and administrative expenses; the Company having no expenses associated with Sustainable Harvest for the six months ended June 30, 1998 and expenses associated with the Cafe for only the first two months of fiscal 1998; and decreasing mail order expenses. Core selling, general and administrative expenses (exclusive of the Bakery, the Cafe and Sustainable Harvest) increased 4% in the six months ended June 30, 1998 compared to the same period in fiscal 1997 due to higher prepaid amortized mail order expenses.

             Depreciation and amortization expense increased 14% from $72,878 for the six months ended June 30, 1997 to $83,406 for the same period in 1998 as a result of equipment purchases in the intervening period.

             Interest expense increased 19% from $56,529 for the six months ended June 30, 1997 to $67,243 for the six months ended June 30, 1998, as a result of higher borrowings. Interest expense as a percentage of net sales increased from 1.9% for the six months ended June 30, 1997 to 2.4% for the six months ended June 30, 1998.

             Because the Company incurred a loss for the six months ended June 30, 1998, it did not incur any tax expense. The Company recorded a favorable nonrecurring tax credit of $65,735 during the six months ended June 30, 1998 to adjust for tax accruals in prior periods that were deemed unnecessary by management since the Company has sufficient tax loss carry forwards to offset taxable income in the foreseeable future.

             As a result of the foregoing factors, the Company incurred a net loss of $265,325 for the six months ended June 30, 1998 compared with a net loss of $145,691 for the six months ended June 30, 1997.

             LIQUIDITY AND CAPITAL RESOURCES

             At June 30, 1998, the Company had a working capital deficiency of $482,290. Net cash provided by operating activities was $136,703 for the six months ended June 30, 1998, compared to $523,846 used by operating activities for the six months ended June 30, 1997. The increase in net cash provided by operating activities was primarily due to decreases in inventory and prepaid expenses and increases in accounts payable and accrued liabilities offset by a decrease in deferred income taxes. Inventory decreased by $91,588, prepaid expenses by $133,308 during the six months ended
             June 30, 1998; accounts payable increased by $75,473, accrued liabilities by $65,132, and deferred income taxes decreased by $66,535 during the same period. In the corresponding six month period in fiscal 1997, accounts receivable, inventory and accounts payable increased by $224,300, $365,421 and $221,915 respectively.

             Net cash used in investing activities, which primarily consists of expenditures for equipment to service new accounts and sales growth, was $45,500 for the six months ended June 30, 1998 as compared to $189,169 during the same period in fiscal 1997. This decrease is primarily attributable to a decrease in equipment expenditures in accordance with management's budget and business plan.

             Included in net cash used by financing activities during the six months ended June 30, 1998 was $83,703 net repayment of notes payables primarily for equipment capital leases; in the same period for fiscal 1997 the Company received net proceeds of $631,537 from notes payable.

             At June 30, 1998 the Company had total borrowings of $1,158,888, including an outstanding balance of $601,636 under the Company's $650,000 line of credit with Wells Fargo which expired on August 10, 1998. Borrowings under the line of credit are secured by the Company's accounts receivable, inventory, equipment, fixtures and improvements. The terms of this facility contain certain limitations and covenant restrictions, including limits on the incurrence of additional indebtedness. The Company is currently in negotiations with Wells Fargo regarding the outstanding balance of the line of credit. In connection with these negotiations, the Company expects that Wells Fargo will convert the outstanding balance into a term loan with a term of five years. However, there can be no assurances that these negotiations will be successful and the outstanding balance will be so converted. As the credit agreement has expired, Wells Fargo has the option, at any time, to demand payment of the outstanding balance which would have an immediate material and adverse impact on the Company's business.

             The Company is dependent on successfully executing its business plan to achieve profitable operations, obtaining additional sources of borrowings (including normal trade credit), and securing favorable financing arrangements (including lease financing) to finance its immediate working capital needs. There can be no assurance that the Company will be successful in this regard. If the Company is not able to convert its credit agreement to a term loan or renew or replace such agreement on comparable terms or at all, the Company may be unable to fund its working capital requirements and the Company's business would be materially and adversely affected.

             The seasonal availability of green bean coffee in the first quarter of the year and increased sales in the last quarter historically creates a high use of cash and a buildup in inventories in the first quarter, with a corresponding decrease in inventory and increase in cash in the last quarter. Past seasonal patterns are not necessarily indicative of future results. There can be no assurance that sales will increase in future quarters.

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

             - Not Applicable -

             ITEM 5. OTHER INFORMATION

             - Not Applicable -

             ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                     a.  Exhibits

                         27.1        Financial Data Schedule (electronic
                                     only).

                     b.  Form 8-K

             No reports on Form 8-K were filed during the period from March 31, 1998 through June 30, 1998.

                                       SIGNATURES

                     In accordance with the requirements of the Exchange
             Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             THANKSGIVING COFFEE COMPANY, INC.

             Name                    Title               Date



             /s/ Paul Katzeff  Chief Executive Officer   August 13, 1998
             ________________
                 Paul Katzeff



             /s/ Joan Katzeff  President                 August 13, 1998
             ________________
                 Joan Katzeff

                                     EXHIBIT INDEX



             27.1        Financial Data Schedule (electronic only).