Form 10QSB
period 1998-09-30
THANKSGIVING COFFEE CO INC
filed 1998-11-13
CIK 949852

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                     FORM 10-QSB


               /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 1998

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

                         Yes \X\                       No \ \

             As of November 12, 1998, there were issued and outstanding
                  1,236,744 shares of common stock of the issuer.

		Transition Small Business Disclosure Format (check one):

        		 Yes \ \                       No \X\

                          THANKSGIVING COFFEE COMPANY, INC.

                                        INDEX


          PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements                           Page No.
                    Balance Sheet at September 30, 1998 and
                    December 31, 1997 . . . . . . . . . . . . . . . . . 1

                    Statements of Income for the Three Months
                    Ended September 30, 1998 and September 30,
		    1997 and for the Nine Months Ended
		    September 30, 1998 and September 30, 1997 . . . . . 3

                    Statements of Cash Flows for the Nine Months
                    Ended September 30, 1998 and September 30, 1997 . . 4

                    Notes to Financial Statements . . . . . . . . . . . 6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations  . . . . . . . . . . . . . . . . . . . . 7


          PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . 12

          Item 2.   Changes in Securities . . . . . . . . . . . . . . . 12

          Item 3.   Defaults Upon Senior Securities . . . . . . . . . . 12

          Item 4.   Submission of Matters to a vote of Security-
                    Holders . . . . . . . . . . . . . . . . . . . . . . 12

          Item 5.   Other Information . . . . . . . . . . . . . . . . . 12

          Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . 12

                          THANKSGIVING COFFEE COMPANY, INC.

                                    Balance Sheet

                                        ASSETS

                                      Sept. 30, 1998    December 31, 1997
                                      Unaudited         Audited


           CURRENT ASSETS
              Cash                          $59,041             $46,872
              Short Term Investments          5,130              31,519
              Accounts Receivable           387,220             417,221
              Note Receivable -
                  Griswold                   10,000              56,973
              Employee Receivable             5,304               6,041
              Inventory                     422,847             513,303
              Other Receivable &             46,563             180,381
                Prepaids                  _________           _________

                  Total Current Assets      936,105           1,252,310


           PROPERTY AND EQUIPMENT
              Property Fixtures &
                Equipment                 2,096,329           2,045,464
              Accumulated Depreciation   (1,175,170)         (1,049,873)
                                          _________           _________
                  Total Property &
                    Equipment               921,159             995,591


           OTHER ASSETS
              Deposits And Other
                Assets                       73,531              35,329
              Note Receivable -
                  Griswold                   32,027              32,027
              Intangibles, Net Of           264,703             281,192
                Amortization              _________           _________

                  Total Other Assets        370,261             348,548

                  Total Assets            2,227,525           2,596,449
                                          =========           =========

                          THANKSGIVING COFFEE COMPANY, INC.

                                    Balance Sheet

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                        Sept. 30, 1998   December 31, 1997
                                        Unaudited        Audited


         CURRENT LIABILITIES
            Accounts Payable                $426,449           $426,810
            Notes Payable - Banks            621,636            621,636
            Loan Payable - Shareholder        60,884             24,625
            Accrued Liabilities              112,912             74,724
            Current Portion of Long-         139,873            108,459
              Term Debt                    _________          _________

                Total Current
                Liabilities                1,361,754          1,256,254


         LONG-TERM LIABILITIES
            Notes Payable - Long-Term        300,006            429,044
            Notes Payable - Shareholder            0             58,827
            Deferred Income Taxes                  0             66,535
                                           _________          _________
                Total Long Term
                Liabilities                  300,006            554,406


         STOCKHOLDERS' EQUITY
           Common Stock - No Par Value
              1,960,000 Shares
              Authorized; 1,236,744
              Shares Issued And
              Outstanding At
              September 30, 1998             872,816            872,816
            Additional Paid-In Capital        24,600             24,600
            Unrealized Gain on
              Investments                          0              3,656
            Retained Earnings               (331,651)          (115,283)
                                           _________          _________


                Total Stockholders'          565,765            785,789
                  Equity                   _________          _________

                Total Liabilities &        2,227,525          2,596,449
                  Equity                   =========          =========

                         THANKSGIVING COFFEE COMPANY, INC.

                          Statements Of Income (Unaudited)


                                  Three Months Ended        Nine Months Ended

                                Sept. 30,    Sept. 30,    Sept. 30,  Sept. 30,
                                  1998         1997         1998       1997

    Net Sales                   1,377,239    1,607,749   4,170,343   4,591,555

    Cost Of Sales                 779,638      997,128   2,499,237   2,509,225
                                _________    _________   _________   _________
         Gross Profit             597,601      610,621   1,671,106   2,082,330


    OPERATING EXPENSES

       Selling, General &
         Administration           475,641      836,492   1,723,161   2,330,131
       Depreciation &              42,676       33,219     126,082     106,097
         Amortization           _________    _________   _________   _________

       Total Operating Expenses   518,317      869,711   1,849,243   2,436,228
                                _________    _________   _________   _________
       Operating Income
         (Loss)                    79,284     (259,090)   (178,137)   (353,898)


    OTHER (INCOME) EXPENSE
       Interest (Income)             (281)       1,703      (1,800)     (1,275)
       Interest Expense            29,311       39,605      96,553      96,135
       Misc. (Income) Expense       1,296       (4,430)      9,375      (7,099)
                                _________    _________   _________   _________

            Total Other (Income)   30,326       36,878     104,128      87,761
              Expense           _________    _________   _________   _________

            Income (Loss) Before   48,958     (295,968)   (282,265)   (441,659)
              Taxes             _________    _________   _________   _________

       Tax Expense (Credit)             0       (6,239)    (65,897)     (6,239)
       Net Income (Loss)           48,958     (289,729)   (216,368)   (435,420)
                                =========    =========   =========   =========

                          THANKSGIVING COFFEE COMPANY, INC.

                         Statements Of Cash Flow (Unaudited)

                                                Nine Months Ended
                                          Sept. 30, 1998  Sept. 30, 1997
        CASH FLOWS FROM OPERATING
        ACTIVITIES
        Net Income (Loss)                 $  (216,368)     $  (435,420)
        Non Cash Items Included Net
           Income (Loss)
           Depreciation &
           Amortization                       139,955          123,525
           (Increase) Decrease In:
                Receivables                    30,738         (179,773)
                Inventory                      90,456         (326,953)
                Commodities Options
                  Account                      26,389           (7,264)
                Prepaid Expenses/
                  Other Receivables           133,817          (52,051)
                Deposits/Other                (38,200)         (40,582)
           Increase (Decrease) In:
                Accounts Payable                 (361)         316,263
                Accrued Liabilities            38,188           (5,569)
                Deferred Inc. Taxes           (66,535)               0
                                              _______         ________
           Net Cash Provided By
             Operating Activities             138,079         (607,824)

        CASH FLOWS FROM INVESTING
        ACTIVITIES
           Purchase Of Equipment              (50,034)        (223,403)
           Purchase Of Intangible
             Assets                                 0            6,113
           Proceeds from Sale of
             Equipment                          1,000                0
           Unrealized Gain (Loss) on
             Investments                       (3,656)               0
           Adjustment to Retained                   0          (72,135)
             Earnings                         _______         ________

           Net Cash Used By                   (52,690)        (289,425)
             Investing Activities             _______         ________

	CASH FLOWS FROM FINANCING
	ACTIVITIES
	   (Repayment) Proceeds of	     (120,192)         593,293
	   (Increase) Decrease of              46,973	       (10,002)
					     ________          _______
	   Net Cash Used By                   (73,219)         583,291
					     ========          =======

                          THANKSGIVING COFFEE COMPANY, INC.

                   Statements Of Cash Flow (Unaudited) (continued)

                                                  Nine Months Ended
                                          Sept. 30, 1998    Sept. 30, 1997

           Net Increase (Decrease) In
             Cash                              12,169        (313,958)

           Cash, As Of January 1, 1998         46,872         399,038
             And 1997                        ________       _________

           Cash, As Of June 30, 1998        $  59,041      $   85,080
             And 1997                        ========       =========

                           THANKSGIVING COFFEE COMPANY, INC.

                       Notes to Financial Statements (Unaudited)


             Note 1 - Basis of Presentation

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments necessary for a fair presentation of the information reported (which consists only of normal recurring adjustments). Because the Company's sales have fluctuated significantly from quarter to quarter due to the holiday season and due to a variety of other factors, the results of operations for the nine months ended
	     September 30, 1998 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the financial statements, including notes thereto, for the fiscal years ended December 31, 1997 and 1996, which are included in the Company's Form 10-K for the year ended December 31, 1997.

	     At September 30, 1998 there were total borrowings of $1,122,399, including an outstanding balance of $601,636 plus accrued interest under the Company's line of credit agreement with Wells Fargo & Company ("Wells Fargo"). This agreement is due to expire on December 10, 1998. If the Company is not able to renew, replace or extend its line of credit on comparable terms or at all, the Company may be unable to fund its working capital requirements and the Company's business would be materially and adversely affected.

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

             This Form 10-QSB contains certain forward looking statements, which are subject to certain risks and uncertainties, including but not limited to fluctuations in the availability and costs of green coffee beans, availability and sufficiency of trade credit and other financing sources, competition in the Company's businesses, inability to secure adequate capital to fund its operations and working capital requirements, inability to successfully implement its business plan, inability to successfully extend the credit line with Wells Fargo and other risks identified in the Company's Form 10-K for the year ended December 31, 1997.

	     On October 10, 1996, the Company completed its public offering of common stock. 235,744 shares were sold for an aggregate of $1,118,720. The Company currently has 1,236,744 shares issued and outstanding.

	     The Company continues to sublease its retail coffee shop in Fort Bragg, California (the "Cafe") to a third party which sells the Company's coffee products. The sublease is due to expire in January, 2001.


             RESULTS OF OPERATIONS

             Three Months Ended September 30, 1998 Compared With Three Months Ended September 30, 1997

             Consolidated net sales for the three months ended September 30, 1998 were $1,377,239, a decrease of 14% from net sales of $1,607,749 for the same period in 1997. This decrease in net sales was primarily due to the fact that net sales for the three months ended September 30, 1997 included coffee bean sales by the Company's former green bean subsidiary, Sustainable Harvest, Inc. ("Sustainable Harvest") and retail sales by the Cafe. Net sales for the three months ended September 30, 1998 do not include any such bean sales as Sustainable Harvest was sold by the Company on December 31, 1997, and the Cafe discontinued operations at the end February, 1998. Mail order sales in the three months ended September 30, 1998 decreased compared to the same period in 1997 due to the decrease in direct mailings to customers which was a cost-cutting measure implemented by the Company.

	     The Company's core sales (exclusive of the sales from Sustainable Harvest, the Cafe and the Company's retail bakery -
	     - the "Bakery") grew 5% or over $200,000 for the three months ended September 30, 1998 compared to the same period in 1997. The Bakery's sales grew 4% or approximately $40,000 during the nine months ended September 30, 1998.

	     Gross margin (gross profit as a percentage of net sales) increased from 38% for the three months ended September 30, 1997 to 43% in the same period in 1998. This increase is in part due to an accounting change effective October 1, 1997 to record labor expenses for the Bakery as part of cost of sales, rather than as part of selling, general and administrative expenses. In addition, in the three months ended September 30, 1998 the Company completed the implementation of unit price increases in organic, shade grown and other selected varieties of coffees that began in March of 1998.

	     The Company's core gross margins (exclusive of the Bakery, the Cafe and Sustainable Harvest) increased from 39% for the three months ended September 30, 1997 to 46% in the same period of 1998, due primarily to lower costs of certain specialty green beans (including organic, shade grown, and Asian beans) and price increases implemented in its shade and non organic coffee lines. Management expects its gross margins to improve through the end of the year due to the availability of lower-cost green beans for which the Company has already contracted, as well as the continuation of the effect of unit price increases mentioned above. However, there can be no assurance that the Company will be successful in implementing price increases without losses in sales volume or gross margin.

	     Selling, general and administrative expenses decreased 43%, from $836,492 (52% of net sales) in the three months ended September 30, 1997 to $475,641 (35% of net sales) for the same period in 1998. The decrease in selling, general and administration expense is primarily due to the following factors: an accounting change effective October 1, 1997 to record labor expenses (of approximately $75,000 for the three months ended September 30, 1998) for the Bakery as part of cost of sales, rather than as part of selling, general and administrative expenses; the Company having no expenses for the Cafe and Sustainable Harvest in the three months ended September 30, 1998 (such expenses being approximately $65,000 and $40,000 respectively in the three months ended September 30, 1997); and a decrease in mail order expenses because of the elimination of a new catalogue and corresponding mailing expenses.

	     Core selling, general and administrative expenses (exclusive of the Bakery, the Cafe and Sustainable Harvest) decreased 27% or $150,000 in the three months ended September 30, 1998 compared to the same period in 1997 mainly due to lower mail order expenses and decreases in total wages.

	     Depreciation and amortization expense increased 28% from $33,219 for the three months ended September 30, 1997 to $42,676 for the same period in 1998 as a result of higher fixed assets.

	     Interest expense decreased 26% from $39,605 for the three months ended September 30, 1997 to $29,311 for the same period in 1998, as a result of paying down old leases. Interest expense as a percentage of net sales decreased from 2.5% for the three months ended September 30, 1997 to 2.1% for the three months ended September 30, 1998.

	     Even though the Company incurred a gain for the three months ended September 30, 1998, it did not incur any tax expense. Management deemed the recording of any tax liability as unnecessary since the Company has sufficient tax loss carry forwards to offset taxable income in the foreseeable future.

	     As a result of the foregoing factors, the Company incurred a net profit of $48,958 for the three months ended September 30, 1998 compared with a net loss of $289,729 for the three months ended September 30, 1997.

	     Nine Months Ended September 30, 1998 Compared With Nine Months Ended September 30, 1997.

	     Consolidated net sales for the nine months ended September 30, 1998 were $4,170,343, a decrease of 9% compared to net sales of $4,591,555 for the same period in 1997. This decrease was primarily due to the fact that net sales for the nine months ended September 30, 1998 do not include any sales from Sustainable Harvest and only sales for the first two months of fiscal 1998 for the Cafe. The Company's core net sales (exclusive of the Bakery, the Cafe and Sustainable Harvest) grew 6% for the nine months ended September 30, 1998 compared to the same period in 1997. The net sales of the Bakery grew 12% or approximately $60,000 during the nine month period ended September 30, 1998.

	     Gross margin (gross profit as a percentage of net sales) decreased from 45% for the nine months ended September 30, 1997 to 40% for the same period in 1998. This decrease is in part due to an accounting change effective October 1, 1997 to record labor expenses for the Bakery and the Cafe as part of cost of sales, rather than as part of selling, general and administrative expenses.

	     The Company's core gross margins (exclusive of revenues from the Bakery, the Cafe and Sustainable Harvest) declined from 46% for the nine months ended September 30, 1997 to 43% in the same period of 1998, due primarily to higher costs of certain specialty green beans (including organic, shade grown, Asian and African beans).

	     Selling, general and administrative expenses decreased 26% from $2,330,131 (51% of net sales) in the nine months ended September 30, 1997 to $1,723,161 (41% of net sales) in the nine months ended September 30, 1998. The decrease in selling, general and administration expense is primarily due to the following factors: an accounting change effective October 1, 1997 to record labor expenses (of approximating $300,000 for the ninth months ending September 30, 1998) for the Bakery and the Cafe as part of cost of sales, rather than as part of selling, general and administrative expenses; the Company having no expenses associated with Sustainable Harvest for the nine months ended September 30, 1998 (such expenses being approximately $141,000 for the twelve months ended December 31,
	     1997) and expenses for the Cafe for only the first two months of fiscal 1998(a decline of $65,000 from the twelve months ended December 31, 1997); and decreasing mail order expenses.

	     Core selling, general and administrative expenses (exclusive of the Bakery, the Cafe and Sustainable Harvest) decreased 7% or $117,000 in the nine months ended September 30, 1998 compared to the same period in fiscal 1997 because of lower amounts in most of the expense categories.

	     Depreciation and amortization expense increased 19% from $106,097 for the nine months ended September 30, 1997 to $126,082 for the same period in 1998 as a result of equipment purchases in the intervening period.

	     Interest expense remained stable from $96,135 for the nine months ended September 30, 1997 to $96,553 for the nine months ended September 30, 1998, as a result of borrowings staying approximately the same. Interest expense as a percentage of net sales increased from 2.1% for the nine months ended September 30, 1997 to 2.3% for the nine months ended
	     September 30, 1998.

	     Because the Company incurred a loss for the nine months ended September 30, 1998, it did not incur any tax expense.

	     As a result of the foregoing factors, the Company incurred a net loss of $216,368 for the nine months ended September 30, 1998 compared with a net loss of $435,420 for the nine months ended September 30, 1997.

             LIQUIDITY AND CAPITAL RESOURCES

             At September 30, 1998, the Company had a working capital deficiency of $425,649. Net cash provided by operating activities was $138,079 for the nine months ended September 30, 1998, compared to $607,824 used by operating activities for the nine months ended September 30, 1997. The increase in net cash provided by operating activities during the nine months ended September 30, 1998 was primarily due to the sale of Sustainable Harvest which resulted in the following: a decrease in inventory of $90,456 compared to the same period in 1997; a decrease in prepaid expenses of $133,817 compared to the same period in 1998 because of lower mail order expenses; and an increase in accrued liabilities of $38,188 compared to the same period in 1997. As compared to September 30, 1997, accounts receivable, inventory and accounts payable increased by $179,773, $326,953 and $316,263 respectively as of September 30, 1998.

	     Net cash used in investing activities, which primarily consisted of the roaster and one delivery van replacement, was $50,234 for the nine months ended September 30, 1998 as compared to $223,403 during the same period in fiscal 1997. This decrease is primarily attributable to a decrease in equipment expenditures in accordance with management's budget and business plan.

	     Included in net cash used by financing activities during the nine months ended September 30, 1998 was $120,192 net repayment of notes payables primarily for equipment capital leases; in the same period for fiscal 1997 the Company received net proceeds of $593,293 from notes payable.

	     At September 30, 1998 the Company had total borrowings of $1,122,399, including an outstanding balance of $601,636 under the Company's line of credit with Wells Fargo which extends to December 10, 1998. Borrowings under the line of credit are secured by the Company's accounts receivable, inventory, equipment, fixtures and improvements. The terms of this facility contain certain limitations and covenant restrictions, including limits on the incurrence of additional indebtedness, which if violated could be used as a basis for termination of the agreement.

	     The Company is dependent on successfully executing its business plan to achieve profitable operations, obtaining additional sources of borrowings (including normal trade credit), and securing favorable financing arrangements (including lease financing) to finance its immediate working capital needs. There can be no assurance that the Company will be successful in this regard. If the Company is not able to renew, replace or extend its line of credit on comparable terms or at all, the Company may be unable to fund its working capital requirements and the Company's business would be materially and adversely affected.

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

             - Not Applicable -

             ITEM 3. DEFAULTS UPON SENIOR SECURITIES

             - Not Applicable -

             ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             	At the Company's Annual Meeting of Shareholders held on
	     October 9, 1998, its shareholders voted upon the following proposals:

	     Proposal No. 1 - Election of Four Directors:

             	                  	   Shares Against
                	    Shares For      or Withheld      Abstentions
	     Roy Doughty      994,460               0             0
	     Joan Katzeff     994,460           1,000             0
	     Paul Katzeff     994,460           1,000             0
	     Larry Leigon     994,460               0             0

	     Proposal No. 2 - Ratification of Sallmann, Yang and Alameda, An Accountancy Corporation, as Independent Public Accountants for the Company.

		    Shares For      Shares Against      Abstentions
		     994,150               0                 0

             ITEM 5. OTHER INFORMATION

             - Not Applicable -

             ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                     a.  Exhibits

                         27.1        Financial Data Schedule (electronic
                                     only).

                     b.  Form 8-K

             No reports on Form 8-K were filed during the period from June 30, 1998 through September 30, 1998.

                                       SIGNATURES

                     In accordance with the requirements of the Exchange
             Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             THANKSGIVING COFFEE COMPANY, INC.

             Name                    Title                     Date



             /s/ Paul Katzeff  Chief Executive Officer   November 12, 1998
             ________________
               Paul Katzeff



             /s/ Joan Katzeff  President                 November 12, 1998
             ________________
               Joan Katzeff

                                     EXHIBIT INDEX



             27.1        Financial Data Schedule (electronic only).