Form 10KSB
period 1998-12-31
THANKSGIVING COFFEE CO INC
filed 1999-03-31
CIK 949852

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-KSB

      (Mark One)
      /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1998

                               OR

      / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to ________


                Commission File No. 33-960-70-LA


                THANKSGIVING COFFEE COMPANY, INC.
         (Name of small business issuer in its charter)

            California                              94-2823626
  (State or other jurisdiction of                  (IRS Employer
  incorporation or organization)              Identification Number)

                    19100 South Harbor Drive
                  Fort Bragg, California  95437
       (Address of principal executive officers)(Zip Code)

           Issuer's telephone number:  (707) 964-0118

    Securities registered under Section 12(b) of the Exchange Act:

Title of each class              Name of each exchange on which registered
______________________________            ______________________________
______________________________            ______________________________

    Securities registered under Section 12(g) of the Exchange Act:
  _________________________________________________________________
                          (Title of class)
  _________________________________________________________________
                          (Title of class)

        Check whether the issuer (1) filed all reports required
to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes \X\  No \ \

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.  \X\

        State issuer's revenues for its most recent fiscal year:
$5,653,357

        State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $1,278,720 as of February 28, 1999.

        As of February 28, 1999, there were 1,236,744 shares outstanding of common stock of the issuer.

               DOCUMENTS INCORPORATED BY REFERENCE

        List hereunder the documents if incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated: None.

                THANKSGIVING COFFEE COMPANY, INC.

                              INDEX
                                                             Page No.
PART I.

Item 1.  Description of Business. . . . . . . . . . . . . .      4
Item 2.  Description of Property. . . . . . . . . . . . . .     13
Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . .     13
Item 4.  Submission of Matters to a Vote of Security
 	 Holders. . . . . . . . . . . . . . . . . . . . . .     13

PART II.

Item 5.  Market for Common Equity and Related Stockholder
	 Matters. . . . . . . . . . . . . . . . . . . . . .     13
Item 6.  Management's Discussion and Analysis or Plan
	 of Operation . . . . . . . . . . . . . . . . . . .     14
Item 7.  Financial Statements . . . . . . . . . . . . . . .     20
Item 8.  Changes in and Disagreements With Accountants
	 on Accounting and Financial Disclosure . . . . . .     20

PART III.

Item 9.  Directors and Executive Officers of the
         Registrant. . . . . . . . . . . . . . . . . . . . .    20
Item 10. Executive Compensation. . . . . . . . . . . . . . .    21
Item 11. Security Ownership of Management and Certain
         Others. . . . . . . . . . . . . . . . . . . . . . .    22
Item 12. Certain Relationships and Related Transactions. . .    23
Item 13. Exhibits and Reports on Form 8-K. . . . . . . . . .    24

                             PART I

ITEM 1  BUSINESS

FORWARD LOOKING INFORMATION

        Certain information in this Form 10-KSB, including planned expansions into new and existing markets and trends in the operations of Thanksgiving Coffee Company, Inc. (the "Company"), may be perceived to be forward looking statements. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green coffee beans, increased competition within the Company's businesses, variances from budgeted sales mix and growth rate, consumer acceptance of the Company's new products, inability to secure adequate capital to fund its operating expenses and working capital requirements, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement its business plan, natural disasters, civil unrest in countries which produce coffee and tea, weather and other risks identified herein. The Company does not undertake to update any forward looking statement that may be made from time to time by or on its behalf.

GENERAL

        For more than twenty-five years, the Company has purchased and roasted high quality coffee beans and marketed them to the specialty coffee market. The Company buys green coffee beans through Sustainable Harvest, Inc.("Sustainable Harvest"), a supplier of shade grown, arabica coffee beans which was a wholly-owned subsidiary of the Company in fiscal 1997, and through six main importers. At the end of fiscal 1997, the Company sold Sustainable Harvest and entered into an agreement to purchase beans from Sustainable Harvest for five years commencing December 1997. See "Green Bean Coffee Supply and Availability."

        The Company was incorporated as a California corporation on May 10, 1982. Prior to that time, the Company was operated as a partnership.

        The Company retails over 100 varieties of its coffee and tea through its own distribution system in the Northern California market. In other parts of the nation the Company distributes either direct to retailers or through brokers and distributors. The Company also markets directly to consumers through both the print and electronic media. It publishes a mail order catalogue which features most of the Company's coffee and tea products, in addition to complementary products and accessories of third parties. The same product offerings are
made on the Company's web site on the internet.   The Company
also markets its coffee and tea products in its retail bakery (the "Bakery"), located in Mendocino, California. At the end of February 1998, the Company closed its retail coffee shop (the "Cafe"), which had previously marketed the Company's coffee and tea products.  The
Company sub-leases the Cafe premises to a third party.

        In October 1996, the Company completed its offering of shares of Common Stock. As of December 31, 1998, 1,323 non-affiliated shareholders held shares of the Company's Common Stock which represents approximately 19% of the outstanding shares.

SOCIAL RESPONSIBILITY

        It has been the philosophy of the Company to not only provide an excellent cup of quality coffee but also procure, roast, package and market its products in a fair manner to all its customers and suppliers. The Company's motto, "Not Just a Cup, but a Just Cup,"(TM) reflects the Company's commitment to local coffee growers in developing nations

        The clear cutting of the rain forests to provide land for sun-grown coffee has destroyed the habitat of neo-tropical song birds. The Company provides cash rebates to the American Birding Association (the "ABA") which supports the promotion of public awareness of this destruction. The Company provides a $0.15 rebate for every Song Bird coffee package and every pound of bulk Song Bird coffee sold.

        The Company also contributes coffee, money and employee time to a number of causes aligned with its commitment to social and environmental responsibility.

PRODUCTS

        COFFEE. The Company roasts a wide variety of whole bean caffeinated, decaffeinated, flavored, blended and unblended coffees. With the exception of its high-caffeinated coffees, the Company roasts only high quality arabica beans with a focus on organics and shade grown beans. Arabica beans are grown at high altitudes where the cooler climate results in slow growth and high quality. Packages have been custom-designed for retailers' particular products. Currently, the Company is producing custom products for the ABA under an exclusive ten-year contract and private-label products for over 100 retail and serving accounts, in addition to its full line of classic specialty and estate coffees from over 20 countries.

        TEA.  The Company's Royal Gardens Tea Company ("Royal
Gardens") division currently offers eleven traditional teas from

China, India, Sri Lanka and Japan. Royal Gardens packages its tea in gauze fabric bags which can expand to accommodate whole leaf teas and allow proper infusion, unlike most teas which are packaged in paper bags. Since the ability of paper to expand on immersion is limited compared to gauze fabric, paper tea bags contain crushed leaves of often lower quality teas. The Company believes that Royal Gardens tea is the only tea product that is packaged in fabric tea bags, and that this distinction is a competitive advantage for the Company. Royal Gardens Tea Company is a founding member of the American Premium Tea Institute.

        COMPLEMENTARY PRODUCTS. The Company sells a wide variety of complementary coffee and tea products and accessories, such as coffee and espresso makers, grinders, thermal carafes, books, T-shirts, mugs, CD's and chocolate covered espresso beans. The Company's complementary products are purchased in quantities for its mail order catalog.

        The Company sells its coffees and teas through a multi-channel distribution network consisting of wholesale operations, a Company-owned Bakery and direct marketing operations. The Company offers its complementary products through its Bakery and direct mail operations. The Company generally provides its wholesale customers with brewing, grinding and related equipment (leased from manufacturers) and product displays (designed and manufactured by the Company) at no charge if predetermined sales volumes are reached. The Company believes that its ability to construct its own display fixtures gives it a competitive advantage because supermarkets, which constitute a significant portion of the target market, require custom design fixture programs at low cost, with accelerated delivery times.

        In fiscal 1998, coffee and tea sales comprised approximately 97% and 1%, respectively, of the Company's core revenues (exclusive of revenues from the Cafe and Bakery), with complementary products accounting for approximately 2% of the Company's core revenues.

COFFEE INDUSTRY

        Specialty coffee is one of the fastest growing segments of the coffee industry. According to the Specialty Coffee Association of America, the production of mild arabica coffees, which are the basis of specialty coffee sales, represents approximately $6.7 billion or 47% of the estimated total world coffee trade valued at $14 billion in 1997. In 1997, the U.S. specialty coffee industry purchased over 2.5 million bags of arabica coffees, which represent $396 million or approximately 5% of the world's output. The industry is expected to continue to be fragmented with only a few specialty coffee companies possessing a nationally distributed brand. Costs of green specialty coffee increased greatly in fiscal 1997 due to the inability of green coffee suppliers to meet the growing world wide demand for coffee, the unfavorable weather conditions in certain growing regions and the limited inventories of high quality and organic coffee beans in the consuming nations. Green beans prices decreased significantly in fiscal 1998. The Company's cost of green beans in 1998 decreased 17% as compared to its cost in 1997.

        There has been a trend of increased public awareness of the environmental issues associated with clear cutting of rain forests to provide land for sun-grown coffee. Recent changes in the coffee industry have included:

        1.   The  Specialty Coffee Association of America
        ("SCAA")  has  changed its  14-year  old  mission
        statement   to   include   the   words:   "social
        responsibility", "environmental sensitivity", and
        "sustainability".

        2.    The   international  community  of   coffee
        producers    has    accepted    the    goal    of
        "sustainability"  as  the economic  direction  of
        choice.   The  country of Nicaragua has  embraced
        the policy of shade in its coffee plantations as public policy.

        3. A Second National Conference on Coffee and the
        Environment, which is co-sponsored  by  the  SCAA
        and  the  Smithsonian Migratory Bird Center,  was
        held  in  April  1998, in Denver, Colorado.   The
        Company's Chief Executive Officer, Paul Katzeff, was co-chairman of the conference.

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

MARKETING STRATEGY

        The Company's sales and marketing efforts are currently organized in four different segments:

        1. Wholesale, direct delivery - This segment includes customers in northern California counties contiguous to the Company plant in Fort Bragg, California, and serviced by Company trucks. The Company owns or leases trucks and delivers coffee within a 200 mile radius of Fort Bragg.

        2. Wholesale, delivery by other means - This segment includes accounts which are serviced by UPS or other common carriers. Delivery is made to over 500 accounts which span all 50 states of the United States.

        3. Direct Marketing - This segment includes accounts serviced through catalogue or online programs.

        4. Retail - This segment consists of sales through the Company's Bakery. However, the Company is actively pursuing the sale of the Bakery and has listed the business with a real estate agent.

        During fiscal 1998, the Company continued its shift in its blend of product sales. The Company's plan for fiscal 1998 was based on the continued growth of Song Bird Coffee(TM) sales to the marketplace. The Company has embarked on a campaign to market coffees to bird lovers under an exclusive ten-year agreement with the ABA to produce and market Song Bird Coffee worldwide. Song Bird Coffee is a registered trademark of the ABA, one of America's most active and prestigious birding membership associations with over 19,000 members.

        The Company's strategy of "repositioning" its coffee products by targeting bird lovers instead of coffee lovers is predicated on the fact that migratory birds are in population decline due to loss of habitat, which results from the clearing of shade tree canopy to allow coffee to grow in the sun. The Smithsonian Migratory Bird Center's landmark 1996 study reported that as much as 60% of the migratory bird population of North America has disappeared since 1972, and traced this disappearance to the reduction of forest habitat in Central and South America caused by the "technification" of coffee agriculture. The Company's environmental concerns have meshed perfectly with the birding community, and the Company's marketing efforts have been extremely successful to date. In 1998, the Company opened 128 new accounts with bird stores to retail Song Bird Coffee.

        In fiscal 1997, the Company pioneered the sale of the Song Bird Coffee in bird stores, home and garden centers and drug stores. It also began to offer Song Bird Coffee through more traditional retail venues such as supermarkets, restaurants and cafes, and in its direct marketing catalogue. This effort is intended to increase the awareness of the coffee drinking public and the birding community that production of sun grown coffee on previously forested lands was a major factor in the deterioration of the world's rain forests and habitat of migratory song birds. By educating consumers through packaging and special venue sales, such as bird stores, the Company's aim is the creation of a strong market for shade grown coffees which preserves bird habitat. Support by consumers could influence coffee farms to replant limited or natural shade, and thus, help stop the destruction of the environment before additional losses occur in the song bird population.

        The Company believes that its relationship with the ABA and its marketing of Song Bird Coffee have distinguished the Company's role and image in the marketplace. The devotion of more of the Company's resources to the production of Song Bird Coffee and an increased public awareness of the environmental effects of coffee growing has resulted in a corresponding increase in the sales of the Company's packaged and bulk roasted shade grown and organic coffee varieties, from approximately 30% of sales in fiscal 1996 to just over 33% of sales in 1997 to 40% in 1998. Song Bird Coffee sales have grown to represent 6% of the Company's packaged and bulk roasted coffee sales in fiscal 1997 and 10% in 1998. Song Bird Coffee was not sold in fiscal 1996.

COMPETITION

        The specialty coffee market is highly competitive, and the Company competes against all sellers of specialty coffee. At the wholesale level, the Company competes with several nationally known premium coffee brands, such as Proctor & Gamble's Millstone label and Nestle's Sarks label, as well as other lesser known brands and store brands. The Company also competes regionally in Northern California with small regional specialty roasters for retail shelf space and with large regional roasters for food service trade. In the direct mail area, the Company competes with established suppliers such as Gevalia, a division of General Foods Corporation, as well as with other direct mail companies, including Starbuck's, a leading independent specialty coffee retailer and wholesaler.

        The Company competes primarily on the basis of the quality of its products, its graphics, and its social and environmental philosophies. While the Company believes it competes favorably with respect to these factors, many of the Company's competitors are larger than the Company and have significantly greater financial, marketing and other resources than the Company, and there can be no assurance that it will be able to compete or maintain or expand sales successfully in the future.

        The Company's philosophy on competition is to lead rather than follow. The Company attempts to cooperate with retailers in introducing novel products which face little or no competition and to place its products in markets where such products have not previously been sold. For example, Song Bird Coffee is marketed in stores where bird lovers purchase birdseed and bird houses. The Company calls this strategy "repositioning". See "Marketing Strategy."

        Similarly, the Company sells organic coffee in the socially responsible marketplace, repositioning its products as carriers of issues as well as flavor. In fiscal 1998, the Company's coffee products were served and sold by prestigious environmental organizations such as The World Wildlife Fund,

Natural Resource Defense Council, Monterey Bay Aquarium, the Cape
May Bird Observatory and by several other national institutions.

        The Company cannot guarantee successful competition against other coffee companies. The Company believes its focus on repositioning and partnering has enabled it to find a niche in the coffee market, however there can be no assurance that the Company's marketing efforts will be successful.

        The Company also experiences competition in connection with sale of tea. The Company's product generally is sold in specialty retailers and gift shops where there is competition from a variety of companies such as Tazo, Republic of Tea, Stash and Bigelow. The Company competes primarily on the basis of the quality of the tea, the use of gauze fabric bags, and the packaging. While the Company believes it competes favorably with respect to these factors, many of the Company's competitors are larger than the Company and have significantly greater financial, marketing and other resources than the Company, and there can be no assurance that it will be able to compete or maintain or expand sales successfully in the future.

        The Company also provides complimentary products primarily to its wholesale serving accounts that are ancillary to the coffee business but are necessary to serve coffee. These items include chocolate, syrups, coffee cups, equipment cleaner and the like. These items are provided as a convenience for those accounts and assist in increasing revenue per stop for the Company's distribution system. The Company experiences competition in the sale of these ancillary items from manufacturers or other distributors such as foodservice distributors. There can be no assurance that the Company will be able to compete or maintain or expand sales of these products successfully in the future.

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

        Sustainable Harvest was created by the Company in fiscal 1997 to provide a supply of shade coffees that would meet the standards set by the Company's 5-year market plan. The sale of Sustainable Harvest to its current ownership was intended to establish and secure for the Company a source of supply without the risks associated with the operations of a green coffee importing company and without the need for large capital outlays to finance purchases of container loads of coffee, which would impact negatively on the cash flow of the Company.

        With respect to organic and shade grown coffee, the Company has entered into an agreement with Sustainable Harvest to secure a supply of organic and shade grown coffee beans for five years commencing December 31, 1997. Under this agreement, the Company must purchase and Sustainable Harvest must provide a minimum annual amount of beans at a fixed mark-up above cost. This agreement is intended to ensure a supply of organic and shade grown coffee for the Company's production of Song Bird Coffee.

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

SUMMARY OF RECENT DEVELOPMENTS

        The Company renegotiated its line of credit with Wells Fargo Bank to a note payable with the first year payments based on a ten-year amortization schedule and the second year payments based on an eight year amortization schedule and a balloon payment due at the end of the second year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

        In July 1998, Wylan Enterprises and the Company has entered into a license agreement for the Company to use Wylan images on its coffee products and distribute them through traditional and new venues. The license agreement expires on December 31, 2001. The Company has not yet sold any products pursuant to this agreement.

        The sales results of the Company's Cafe, which previously retailed the Company's coffee and tea products, did not meet expectations, and accordingly, in an effort to reduce operating costs and overhead, management closed the Cafe effective February

1998. The Company has subleased the Cafe premises to a restauranteur.

        The Company is actively pursuing the sale of the Bakery and has listed the business with a real estate agent. See
"Management's Discussion and Analysis of Financial Condition and
Results of Operations."

CUSTOMERS

        In fiscal 1998, no customer accounted for more than 10% of the Company's revenue from coffee sales. However, significant reduction in sales to any of the Company's principal customers, or the loss of one or more major customers, may have an adverse impact on the Company.

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

EMPLOYEES

        As of December 31, 1998, the Company had approximately fifty-five full-time employees and fifteen part-time employees.
None of the Company's employees are covered by a collective bargaining agreement. The Company has never suffered a work stoppage due to adverse labor conditions with its employees. The
Company believes that it maintains good relations with its employees.

ITEM 2  PROPERTIES

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

        The Company's Bakery in Mendocino is approximately 1,617 square feet and is leased from an unaffiliated third party. The Company currently pays rent of approximately $2,815 per month for the Bakery pursuant to a ten-year lease that commenced on October 1, 1990. The Bakery has an option to extend its lease through September 30, 2010.

        The Company believes that its current facilities are adequate for its current and expected operations, and that suitable additional space will be available in the Fort Bragg area when and if additional space is required. The Company owns no real property.

        The Company has sub-leased the Cafe premises to the tenant.

ITEM 3  LEGAL PROCEEDINGS

        The Company is not currently party to any material pending legal proceeding.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter ending December 31, 1998.



                             PART II

ITEM 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

        Trades in the Company's Common Stock are made through Mutual Securities, Inc., ("Mutual Securities") in Ukiah, California, an order matching service. No established trading market exists for the Company's Common Stock. The Company's

Common Stock is not listed on any exchange nor the NASDAQ system, and the Company does not currently intend to seek such listing in fiscal 1999.

        During fiscal 1998, the Company was aware of only four trades of the Company's Common Stock totaling 2,300 shares of Common Stock. Since all transactions were individually negotiated between the buyer and seller through Mutual Securities as intermediary, the Company was not informed of the exact purchase price for the Common Stock sold in each of these transactions. The Company, however, was informed by Mutual Securities that the Company's Common Stock traded at $5 1/8 in the first quarter of fiscal 1998, at $5 in the second quarter of fiscal 1998.

        The Company has not declared nor paid any cash dividend since its inception. The Company intends to retain all earnings for use in its business and therefore does not anticipate paying any cash dividends in the near future. The Company's bank credit agreement prohibits the payment of cash dividends without the bank's consent.

        As of December 31, 1998, there were 1,323 holders of record of the Common Stock.

ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        The following discussion of financial condition and results of operations should be read in conjunction with the Company's audited financial statements and notes thereto appearing elsewhere in the Form 10KSB.

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

        REVENUES. Total revenues decreased $568,781 or 9.1% to $5,653,357 for fiscal 1998 compared to $6,222,138 for fiscal 1997. Of this decrease, approximately $80,000 was due to the closing of the Company's Cafe in February 1998, and, therefore, no sales for the Cafe were recorded thereafter, approximately $700,000 was due to the absence of Sustainable Harvest sales, which were not included since Sustainable was sold on December 31, 1997, and $50,000 was due to a decrease in direct marketing sales over comparable sales in fiscal 1997. This decrease in revenues was offset by a $200,000 increase in wholesale sales and $70,000 increase in Bakery sales.

        GROSS MARGIN. Gross margin (gross profit as a percentage of net sales) increased to 41.2% in fiscal 1998 from 38.9% in fiscal 1997. Gross margins increased mainly due to higher selling prices and lower bean costs in the core coffee company. The Bakery margins improved due to lower labor costs. Management expects an increase in gross margins in the first half of fiscal 1999 as compared to fiscal 1998 due to the availability of lower cost green beans for which the Company has already contracted.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $727,200 or 24.9% from $2,918,498 in fiscal 1997 to $2,191,298 in fiscal
1998. As a percentage of total sales, selling, general and administrative expenses decreased from 46.9% in 1997 to 38.8% in fiscal 1998. Of the $727,200 decrease, approximately $150,000 reflects the reduction of personnel, approximately $350,000 reflects overhead decrease attributable to the Company's restructuring of retail and green bean operations, approximately $150,000 reflects lower mail order costs and approximately $68,000 reflects the decrease of expenses related to legal, accounting and shareholder related expenses.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses as a percentage of total sales increased to 3.1% in fiscal 1998 from 2.7% in fiscal 1997, due primarily to depreciation for additional equipment related and to lower sales in fiscal 1998.

        OTHER INCOME.  Miscellaneous income of $1,452 in fiscal
1998 and $17,704 in fiscal 1997 relates to a variety of immaterial transactions.

        LOSS ON SALE OF SUBSIDIARY.  The sale of Sustainable
Harvest in fiscal 1997 resulted in a loss of $29,471.

        INTEREST EXPENSE. Interest expense declined $15,577 or 11.7% from $132,666 in fiscal 1997 to $117,089 in fiscal 1998.
Interest expense as a percentage of total sales remained the same at 2.1% for fiscal 1998 and 2.1% for the same time period in fiscal 1997.

        INCOME TAX BENEFIT. In 1998, the Company realized a non-recurring timing difference between book and tax depreciation and amortization of $72,239 which resulted from tax loss carry-forwards.

        NET LOSS. As a result of the foregoing, the net loss for fiscal 1998 amounted to $82,707 or 1.5% of total sales compared to a net loss of $802,869 or 12.9% of total sales in fiscal 1997.

1997 COMPARED TO 1996

        REVENUES. Total revenues increased 43.9% to $6,222,138 for fiscal 1997 compared to $4,323,481 for fiscal 1996. High revenue growth was due to additional sales generated from the purchase of the Bakery and Sustainable Harvest and the opening of the Cafe.

        GROSS MARGIN. Gross Margin (gross profit as a percentage of net sales) decreased to 38.9% in fiscal 1997 from 45.9% in fiscal 1996. Gross margins decreased as a result of higher costs for specialty green beans and higher cost of goods sold in the Bakery and Sustainable Harvest.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1,168,270 or 61.0% from $1,810,684 in fiscal 1996 to $2,918,498 in fiscal
1997. As a percentage of total sales, selling, general and administrative expenses increased from 44.3% in fiscal 1996 to 49.6% in fiscal 1997. Higher labor costs for additional sales and management personnel and higher marketing costs for mail order caused the increase.

        Depreciation and amortization expenses as a percentage of total sales increased to 2.1% in fiscal 1997 from 1.8% in fiscal
1996, due primarily to depreciation for additional equipment related to sales growth.

        OTHER INCOME.  Miscellaneous income of $17,704 in fiscal
1997 and $5,796 in fiscal 1996 relate to a variety of different events, none of which is material.

        LOSS ON SALE OF SUBSIDIARY.  The sale of Sustainable
Harvest in fiscal 1997 resulted in a loss of $29,471.

        INTEREST EXPENSE. Interest expense as a percentage of total sales increased to 2.1% for fiscal 1997, from 1.8% for fiscal 1996.

        NET LOSS. As a result of the foregoing, the net loss for fiscal 1997 amounted to $802,5869 or 12.9% of total sales compared to a net gain of $25,500 or 0.6% of total sales in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 1998 the Company had $89,725 in cash and short term investments.

        Working capital as of December 31, 1998 totaled a surplus
of $370,217 as compared to working capital deficiency of  $3,943 at December 31, 1997.

        For fiscal 1998 and for fiscal 1997, cash provided by operating activities showed a positive $207,308 and a deficiency of $626,980, respectively.

        Net cash used in 1998 for investing activities, which primarily consisted of expenditures for equipment to service new accounts and sales growth and for the new roaster, was $72,135 as compared to cash used in 1997 of $232,979 which also primarily consisted of expenditures for equipment.

        Net cash used by financing activities in 1998 was primarily attributable to the $154,804 repayment of notes payable and offset in part by cash provided due to a $56,972 increase of notes receivable. In fiscal 1997 cash provided by financing activities totaled $507,794 which consisted primarily of cash proceeds from an increase of $719,901 in notes payable offset by repayment of notes payable for $164,842 and an increase in notes receivable of $89,000.

        The Company maintained a revolving line of credit of up to $650,000 for the first three quarters of fiscal 1998. The credit agreement was renewed in the fourth quarter of fiscal 1998; however, in January 1999 this agreement was renegotiated and replaced with a two year note payable in the principal amount of $601,636 with a balloon payment due after the end of two years of $441,199.68. In the event that that Company is unable to renegotiate this balloon payment before it becomes due, the Company's business would be adversely affected.

        There were total borrowings of $1,093,299, including $601,636, outstanding under the new note payable at January 6, 1999. Due to the significance of the term agreement on the classification of short and long term debt, management, with the concurrence of the Company's auditors, has deemed the term agreement as a material post balance sheet event and recorded it as of December 31, 1998.

        The Company is dependent on successfully executing its business plan to achieve profitable operations, obtaining additional sources of borrowings (including normal trade credit), and securing favorable financing arrangements (including lease financing) to continue its trend to profitable operations. There can be no assurance that the Company will be successful in this regard. If the Company is not able to meet its credit obligations the Company's business could be adversely affected.

        The Company anticipates that its existing capital resources and cash generated from operations will be sufficient to meet its cash requirement for the next 12 months at its anticipated level of operations.

YEAR 2000

        Currently, many hardware and software systems represent year data with two instead of four digits (e.g. "01" instead of "2001"). This may cause such hardware and software systems to produce erroneous results and/or to malfunction when processing dates after December 31, 1999. As a result, many companies' hardware and software systems may need to be upgraded or replaced in order to correctly process dates after December 31, 1999.

        The Company has reviewed and upgraded its information technology during the past fourteen months. Since November of 1997, it has upgraded its main accounting software at the cost of $6,000 and its LAN software for $4,200 in November of 1998. In January of 1999 the Company reviewed all of its hardware to assure compliance not only for the year 2000 but also for leap year acceptability. This review, which cost $300, did not require any change in equipment. The only information technology that the Company has yet to change is its mail order software. This change is anticipated to be completed in the summer of 1999 at a cost of approximately $3,500. However, there can be no assurance that the Company will be able to complete such change on that schedule. The Company has been informed by its vendors that other information technology such as telephone and alarm systems are either compliant or not date sensitive.

        The Company is in the process of reviewing its non-information technology such as roasters, fillers and sealers with embedded chips. The Company has received verbal acknowledgements from manufacturers for the above that these roasters, fillers and sealers are compliant or not date sensitive.

        The Company's major bank, Wells Fargo, has publicly stated that their systems will be year 2000 compliant.

        The Company has begun to poll its vendors and customers as to their ability to cope with the year 2000 computer and other related issues. The Company anticipates having this vendor/customer program completed by August, 1999, and prepare a contingency plan if its largest vendors and customers cannot be year 2000 compliant. There can be no assurances, however, that the Company will be able to complete such program on that schedule or that any contingency plan will be successful.

        The Company generates alternative power through diesel generators to maintain plant running schedules in the event of power failures. However, accounting system applications would not operate and would have to be recorded manually because of the unfavorable effect of generator power on computers. The Company's ability to run on these generators is directly related to its ability to obtain diesel fuel. Currently, there is no problem in procuring diesel fuel. The Company has received verbal assurances from the local telephone company that telephones would continue to operate.

        The Company expects that most reasonably likely worst case year 2000 compliance scenarios to include failure of the Company's accounting systems and disruptions in the operations of third parties due to their failure to attain year 2000 compliance. Any such failures could impact the Company by causing delays in the: (i) the delivery of coffee and other products to the Company; (ii) the obtaining of customer orders and the delivery of the Company's products; and (iii) the receipt of payments from the Company's customers. The severity of these possible problems would depend on the magnitude of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time.

SEASONALITY AND OTHER FACTORS AFFECTING PERFORMANCE

        The Company's business is seasonal in nature. The seasonal availability of green bean coffee in the first two quarters of the year and increased sales in the last quarter historically creates a high use of cash and a build up in inventories in the first two quarters, with a corresponding decrease in inventory and increase in cash in the last quarter. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Furthermore, past seasonal patterns are not necessarily indicative of future results. The Company's future results of operations and earnings could also be significantly affected by other factors, such as changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green coffee beans, increased competition within the Company's businesses, variances from budgeted sales mix and growth rate, consumer acceptance of the Company's new products, inability to secure adequate capital to fund its operating losses and working capital requirements, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement its business plan, civil unrest in countries that produce coffee and tea, weather and other natural disasters. There can be no assurance that sales will increase in future quarters.

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

ITEM 7  FINANCIAL STATEMENTS

        Information in response to this item is set forth in the Financial Statements beginning on page F-1 of this filing.

ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


                            PART III

ITEM 9  DIRECTORS AND EXECUTIVE OFFICERS

        The directors, nominees, key employees and executive officers of the Company and their ages as of the date of this Form 10-KSB are as follows:

Name               Age   Position with the Company

Paul Katzeff       61    Chief Executive Officer & Director

Joan Katzeff       50    President and Director
Roy Doughty        49    Director
Larry Leigon       51    Director

        Paul Katzeff, a co-founder of the Company, has served as Roastmaster, Chief Executive Officer and a Director since its incorporation on May 10, 1982. Mr. Katzeff is a co-founder of the Specialty Coffee Association of America (S.C.A.A.) and served as its Chairman in 1985. He has served as an elected Board member of the S.C.A.A. since 1994, and served as Chairman of the Environmental Committee of the Board in 1994. Mr. Katzeff will co-chaired the Second Annual Sustainable Coffee Conference held in April of 1998 and is an advisory Board member of Coffee Kids, a non-profit organization concerned with social and environmental
issues as they relate to the coffee industry.   Mr. Katzeff will
be S.C.A.A. President in the year 2000. Mr. Katzeff and Mrs. Katzeff are husband and wife. Mr. Katzeff holds a Bachelors degree in Agriculture from Cornell University and a Masters degree in Social Work from Adelphi University.

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

        Larry Leigon has served as a Director of the Company since September 1997, and as an outside consultant to the Company since February 1994. Since November 1993, he has served as a Principal of Global Insights. From 1985 to 1993, Mr. Leigon was the president of Ariel Winery, the world's first exclusive non-alcoholic winery. His experience at Ariel included creating a whole new category of product, taking it from research and development to worldwide distribution in 20 countries. He is listed in Who's Who in Leading American Executives and is also cited in The Successful Business Plan: Secrets and Strategies of the PSI's Business Library.

        The authorized number of directors is five. Currently there are four directors and one vacancy. All directors will hold office until the next annual meeting of shareholders and until their successors have been elected and qualified, unless they earlier resign or are removed from office. Committees of the Board may be appointed by resolution passed by a majority of the directors. The Company does not presently have any standing audit, nominating or compensation committee, or any committee performing similar functions. The executive officers of the Company are elected annually by the Board of Directors and serve at the discretion of the Board.

ITEM 10 EXECUTIVE COMPENSATION

        The following table provides certain information concerning the compensation paid to the Company's Chief Executive for fiscal 1996, 1997 and 1998. All other Named Executive
Officers received less than $100,000 in fiscal 1998.

SUMMARY COMPENSATION TABLE

Name and Principal    Year    Salary    Bonus   Underlying  Securities
Position                        ($)      ($)    Options

Paul Katzeff          1998    $75,000     -         -            -
Chief Executive
Officer               1997    $75,000     -         -            -
and Director          1996    $75,000     -         -            -

STOCK OPTION GRANTS

        The Company did not grant stock options to any of the Named Executive Officers during fiscal 1998.

COMPENSATION OF DIRECTORS

        Members of the Board of Directors who are not also employees of the Company do not receive any additional compensation for service on the Board.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT

        The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 1998, (i) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than five per cent of the Company's Common Stock, (ii) by each of the named executive officers, (iii) by each of the Company's directors and nominees, and (iv) by all directors and executive officers as a group. The Company believes that the person and entities named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.

Name and Address of               Shares       Percentage
Beneficial Owner               Beneficially
                                  Owned

Joan and Paul Katzeff(1)        979,000(1)       79.16%
(Joan Katzeff, President)
(Paul Katzeff, CEO)
c/o Thanksgiving Coffee Co., Inc.
POB 1918
Fort Bragg, CA 95437

Ray Doughty                         200           0.02%
Director
c/o Thanksgiving Coffee Co., Inc.
POB 1918
Fort Bragg, CA 95437

Larry Leigon
Director
c/o Thanksgiving Coffee Co., Inc.
POB 1918
Fort Bragg, CA 95437

All directors and               979,200          79.18%
executive officers as a
group (4 persons)

        (1) Shares are originally issued, restricted and jointly owned by Joan Katzeff and Paul Katzeff.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In December 1997, the Company sold all outstanding shares of its wholly-owned subsidiary, Sustainable Harvest, to Mr. David Griswold. Under the terms of the agreement, the Company is required to purchase a certain quantity of green coffee beans per year for a five-year period commencing December 31, 1997, at a fixed mark-up over "landed coffee costs".

        The Company leases its corporate headquarters, warehouse and waterfront facilities from Joan and Paul Katzeff, who are affiliates of the Company (the "Katzeffs"). The lease provided for monthly payments of $8,600 in fiscal 1998, and the Company is also responsible for all real estate taxes, insurance and maintenance costs related to the facilities. See Note 12 of "Notes to Financial Statements".

        As of December 31, 1998, the Company held a note payable to the Katzeffs in the amount of $52,000, payable in monthly interest installments at a rate of 12% per annum, with the balance payable on demand after June 30, 1996. See Note 6 of the "Notes to Financial Statements".

        As of December 31, 1998, the Company also held a note payable to the Katzeffs in the amount of $5,877, payable in quarterly installments of $3,229 including interest at an annual rate of 10%, with the balance due on July 17, 1999. See Note 6 of the "Notes to Financial Statements".

        Global Insights, of which Messrs. Doughty and Leigon, both directors of the Company, are principals, is party to a consulting agreement for fiscal 1999. It is a one-year agreement commencing January 1, 1999 for the provision of specific business functions including a provision of shareholder relation services for $72,000 per year. Global Insights received an aggregate of $60,605 during fiscal 1998 for similar services.

        The Company carries insurance indemnifying its directors and certain officers and certain employees against certain liabilities by reason of their status or service as directors or officers or employees of the Company. See Item 10, Executive Compensation - Indemnification Matter."

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1    Restated Articles of Incorporation of the Company.+
3.2    By laws of the Company.+
3.2.1  Amendment No. 1 to Bylaws of the Company, dated June 3,
       1996.++
10.1 Business Loan Agreement dated as of September 5, 1995 by and between the Company and Wells Fargo Bank, N.A., as amended on August 11,1997.+++
10.2 Lease Agreements for the Company's Fort Bragg facilities.++++
10.2.1 Extension of Term and Further Amendment to Lease Agreement dated April 1, 1992.++++
10.2.2 Further Amendment to Lease Agreement dated July 1, 1992.+
10.2.3 Third Amendment to Lease Agreement dated July 1, 1994.+
10.2.4 Exercise Option to Extend Lease Agreement April 1, 1995.+
10.3   Lease Agreement for the Company's Bakery in
       Mendocino.++++
10.4   Sample Coffee Purchase Agreement.+
10.5 Promissory Note issued by the Company to Joan and Paul Katzeff dated as of April 17, 1996.++++
10.6 Promissory Note issued by the Company to Joan and Paul Katzeff dated as of December 30, 1990.++++
10.7 Stock Purchase Agreement between the Company, Sustainable Harvest, Inc. and David Griswold as of December 31, 1997.! !!
10.8   Summary Plan Description of the Company's Profit Sharing
       Plan.!
10.9 Business Loan Agreement dated as of August 13, 1997 by and between the Company and Wells Fargo Bank, N.A.
10.10 Business Loan Agreement dated as of January 6, 1999 by and between the Company and Wells Fargo Bank, N.A.
10.11 Non-exclusive License Agreement dated as of July 14, 1998 by and between the Company and Wyland International, LLC.!!!
24.1   Consent of Sallmann, Yang & Alameda.
27.1   Financial Data Schedule.

(b) Reports on 8-K

   None.
_______________________________________________
+ Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No 33-96070-LA).
++ Incorporated by reference to the exhibits to the Company's Form 10-QSB for the quarter ended June 30,1997.
+++ Incorporated by reference to the exhibits to the Company's Form 10-QSB for the quarter ended September 30, 1997.
++++ Incorporated  by reference to the exhibits to the  Company's
     Form 10-KSB for the year ended December 31, 1997.

!    Incorporated by reference to the exhibits to the Company's
     Form 10-KSB for the year ended December 31, 1998.

!! Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to a Confidential Treatment
     Request under Rule 24-b2 of the Securities Exchange Act of
     1934, as amended, filed on March 31, 1998 which was subsequently granted.

!!! Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to a Confidential Treatment
     Request under Rule 24-b2 of the Securities Exchange Act of
     1934, as amended, filed on March 31, 1999.

                           SIGNATURES

        In accordance with Section 13 or 15(d)of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

       Name                  Title                   Date

 /s/ Paul Katzeff      Chief Executive          March 31, 1999
_________________      Officer (Principal
   Paul Katzeff        Executive Officer)
                       and Director


 /s/ Joan Katzeff      President, Chief         March 31, 1999
_________________      Financial Officer
   Joan Katzeff        (Principal Financial
		       Officer) and Director


 /s/ Roy Doughty       Director                 March 31, 1999
_________________
   Roy Doughty



_________________      Director                 March 31, 1999
   Larry Leigon

                       "Auditor's Report"


To The Board of Directors
Thanksgiving Coffee Company, Inc.
Fort Bragg, California

We have audited the accompanying balance sheets of Thanksgiving Coffee Company, Inc. (a California Corporation) as of December 31, 1998 and 1997 and the related statements of income, retained earnings and cash flows for each of the three years ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Thanksgiving Coffee Company, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years then ended, in conformity with generally accepted accounting principles.

SALLMANN, YANG & ALAMEDA
An Accountancy Corporation




Kathleen M. Alameda
Certified Public Accountant



March 17, 1999

                               F-1
                THANKSGIVING COFFEE COMPANY, INC.
                   CONSOLIDATED BALANCE SHEETS
                DECEMBER 31, 1998 AND 1997 ASSETS


CURRENT ASSETS                      1998                   1997
  CASH                           $   89,725             $   46,872
  SHORT TERM INVESTMENTS                  -                 31,519
  ACCOUNTS RECEIVABLE               412,634                417,221
  NOTE RECEIVABLE - GRISWOLD         10,000                 56,973
  EMPLOYEE RECEIVABLE                 1,968                  4,296
  SHAREHOLDER RECEIVABLE              2,105                  2,105
  INVENTORY                         473,718                513,303
  PREPAID EXPENSES                   39,016                144,983
  DEFERRED TAX ASSET                 40,940                 35,398
				  _________		 _________
       TOTAL CURRENT ASSETS       1,070,106              1,252,310
                                  _________		 _________

    PROPERTY AND EQUIPMENT        2,097,013              2,045,464
    ACCUMULATED DEPRECIATION     (1,210,609)            (1,049,873)
				  _________		 _________
       TOTAL PROPERTY
       AND EQUIPMENT                886,404                995,591
				  _________		 _________

  OTHER ASSETS
    DEPOSITS AND OTHER ASSETS        41,291                 35,329
    NOTE RECEIVABLE - GRISWOLD       22,028                 32,027
    INTANGIBLES LESS AMORTIZATION   264,480                281,192
				  _________		 _________
       TOTAL OTHER ASSETS           327,799                348,548
				  _________		 _________

  TOTAL ASSETS                   $2,284,309             $2,596,449
                                  =========		 =========

                               F-2
                THANKSGIVING COFFEE COMPANY, INC.
                   CONSOLIDATED BALANCE SHEETS
                   DECEMBER 31, 1998 AND 1997
              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES                         1998                    1997
  ACCOUNTS PAYABLE                     $   454,247             $   426,809
  NOTES PAYABLE - BANKS                     75,150                 621,636
  NOTES PAYABLE - SHAREHOLDER               35,876                  24,625
  CURRENT PORTION OF NOTES PAYABLE          97,280                 108,459
  ACCRUED LIABILITIES                       37,336                  74,724
					__________		__________
       TOTAL CURRENT LIABILITIES           699,889               1,256,253
					__________		__________

LONG-TERM DEBT
  NOTES PAYABLE                            862,993                 429,044
  NOTES PAYABLE - SHAREHOLDER               22,000                  58,827
					__________		__________
       TOTAL LONG TERM DEBT                884,993                 487,871
					__________		__________

OTHER LIABILITIES
  DEFERRED INCOME TAXES                          0                  66,535
					__________		__________
       TOTAL OTHER LIABILITIES                   0                  66,535
					__________		__________

       TOTAL LIABILITIES                 1,584,882               1,810,659
					__________		__________
STOCKHOLDERS' EQUITY
  COMMON STOCK - NO PAR VALUE
    1,960,000 SHARES AUTHORIZED,
    1,237,384 SHARES ISSUED, AND
    1,236,744 SHARES OUTSTANDING           872,816                 872,816
  ADDITIONAL PAID IN CAPITAL                24,600                  24,600
  UNREALIZED GAIN ON INVESTMENTS                 0                   3,656
  RETAINED EARNINGS                       (197,989)               (115,282)
					__________		__________
       TOTAL STOCKHOLDERS' EQUITY          699,427                 785,790
					__________		__________

       TOTAL LIABILITIES AND EQUITY    $ 2,584,309             $ 2,596,449
					==========		==========

                               F-3
                THANKSGIVING COFFEE COMPANY, INC.
                 CONSOLIDATED INCOME STATEMENTS
      FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                         1998          1997          1996
INCOME
  NET SALES                           $ 5,653,357   $ 6,222,138   $ 4,323,481
  COST OF SALES                         3,326,747     3,800,149      2,337,64
				       _________     __________    __________
     GROSS PROFIT                       2,326,610     2,421,989     1,985,833
				       __________    __________    __________

  OPERATING EXPENSES
  SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES              2,191,298     2,918,498     1,810,684
DEPRECIATION AND AMORTIZATION             174,910       165,404       104,948
				       __________    __________    __________
     TOTAL OPERATING EXPENSES           2,366,208     3,083,902     1,915,632
				       __________    __________    __________

     OPERATING (LOSS) INCOME              (39,598)     (661,913)       70,201
				       __________    __________    __________

OTHER INCOME (EXPENSE)
  INTEREST INCOME                           1,172         5,357        10,080
  INTEREST EXPENSE                       (117,089)     (132,666)      (77,658)
  GAIN (LOSS) ON SALE OF ASSETS               (83)       11,785          (394)
  LOSS ON SALE OF SUBSIDIARY                    0       (29,471)            0
  CASUALTY LOSS                                 0          (746)            0
  MISCELLANEOUS INCOME                      1,452        17,704         5,797
				       __________    __________    __________
     TOTAL OTHER INCOME (EXPENSE)        (114,548)     (128,037)      (62,175)
				       __________    __________    __________

(LOSS) INCOME BEFORE INCOME TAXES        (154,146)     (789,950)        8,026

INCOME TAX BENEFIT (EXPENSE)               71,439       (12,919)       17,474
				       __________    __________    __________

NET (LOSS) INCOME                     $   (82,707)  $  (802,869)  $    25,500
				       ==========    ==========    ==========

EPS (BASIC)                           $     (0.07)  $     (0.65)  $     (0.02)
				       ==========    ==========    ==========

EPS (DILUTIVE)                        $     (0.07)  $     (0.64)  $     (0.02)
				       ==========    ==========     =========

                               F-4
                THANKSGIVING COFFEE COMPANY, INC.
          CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                DECEMBER 31, 1998, 1997 AND 1996



RETAINED EARNINGS                       1998           1997         1996
  RETAINED EARNINGS, BEGINNING      $ (115,282)   $  687,586   $  662,086
  NET (LOSS) INCOME                    (82,707)     (802,869)      25,500
				     _________     __________    ________
     RETAINED EARNINGS, ENDING      $ (197,989)   $ (115,283)  $  687,586
				     =========     =========    =========

                               F-5
                THANKSGIVING COFFEE COMPANY, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


CASH FLOWS FROM OPERATING             1998         1997          1996
ACTIVITIES:
  NET (LOSS) INCOME               $ (82,707)   $(802,869)   $   25,500
  NON CASH ITEMS INCLUDED IN NET
   (LOSS) INCOME
    DEPRECIATION AND AMORTIZATION   194,295      177,848       126,761
    GAIN (LOSS) ON SALE OF ASSETS        83      (11,785)          394
  CHANGES IN OPERATING ASSETS AND
  LIABILITIES
      SHORT TERM INVESTMENTS         31,519      (31,519)        4,094
      RECEIVABLES                     6,555     (121,225)      115,075
      INVENTORY                      39,585      (26,506)       (2,493)
      PREPAID EXPENSES              105,969      (63,453)      (57,090)
      DEPOSITS AND OTHER ASSETS      (5,962)      (4,744)        2,464
      ACCOUNTS PAYABLE               27,436      220,394      (260,005)
      ACCRUED LIABILITIES           (37,388)      21,772       (14,820)
      DEFERRED INCOME TAXES         (72,077)      15,106        (6,554)
				   ________     ________      ________
    NET CASH (USED) PROVIDED BY
     OPERATING ACTIVITIES           207,308     (626,980)      (66,674)
				   ________     ________      ________

CASH FLOWS FROM INVESTING
ACTIVITIES:
  DECREASE IN STOCKHOLDER                 0            0         6,231
  RECEIVABLE
  PURCHASE OF EQUIPMENT             (73,993)    (251,994)     (333,297)
  PROCEEDS FROM SALE OF EQUIPMENT     5,514       22,000           300
  PURCHASE OF INTANGIBLE ASSETS           0       (4,791)     (299,882)
  INCREASE IN PREPAID STOCK               0            0      (234,404)
  OFFERING COSTS
  PROCEEDS FROM SALE OF COMMON            0          150     1,273,445
   STOCK
  REPURCHASE OF COMMON STOCK              0       (2,000)            0
  UNREALIZED GAIN (LOSS) ON          (3,656)       3,656          (962)
   INVESTMENTS			   ________    _________     _________

    NET CASH (USED) PROVIDED BY
    INVESTING ACTIVITIES            (72,135)    (232,979)      411,431
				   ________    _________     _________

CASH FLOWS FROM FINANCING
ACTIVITIES:
  INCREASE IN NOTES RECEIVABLE            0      (89,000)      (41,736)
  PROCEEDS FROM NOTES RECEIVABLE     56,972       41,735             0
  PROCEEDS FROM NOTES PAYABLE         5,512      719,901       454,375
  REPAYMENT OF NOTES PAYABLE       (154,804)    (164,842)     (486,618)
				   ________     ________      ________

    NET CASH PROVIDED (USED) BY
    FINANCING ACTIVITIES            (92,320)     507,794       (73,979)
NET (DECREASE) INCREASE IN CASH      42,853     (352,165)      270,778

CASH AT BEGINNING OF YEAR            46,872      399,037       128,259
CASH AT END OF YEAR               $  89,725    $  46,872    $  399,037

                Thanksgiving Coffee Company, Inc.

                  Notes to Financial Statements


1.  Summary of Significant Accounting Policies

Description of Business

Thanksgiving Coffee Company, Inc. (The Company), is a corporation that purchases and roasts high-quality whole bean coffees and sells them to restaurants, grocery stores and other retail outlets. These products are sold primarily through its own distribution network in the Northern California area. Distributors and retailers do not have the right to return products. Additionally, the Company produces and sells a line of high-quality tea products under the trademark of Royal Gardens Tea Company. The Company also sells coffee, tea and related specialty products through mail order on a national basis. The Company sells sandwiches, pastries, coffee and tea through a bakery located in Mendocino, California. During 1998 the company subleased a cafe located in Fort Bragg, California. In 1997, the Company purchased and sold a subsidiary, a wholesale purchaser and distributor of coffee beans, located in Emeryville, California.

Basis of Presentation

The Company has prepared the financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles. The Company grants credit to customers in the retail industry throughout the country. Consequently, the Company's ability to collect the amounts due from customers are affected by economic fluctuations in the retail industry.

Inventories

Inventories are stated at the lower of cost or market (first-in, first-out).

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided on the straight-line and 150% declining balance methods over estimated useful lives generally ranging from five to twelve years.

Leasehold improvements are carried at cost and are amortized over the shorter of their estimated useful lives or the related lease term (including options), generally ranging from five to thirty-nine and one-half years.

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

Investments in Unconsolidated Companies

On   January  1,  1997,  the  Company  acquired  the  assets  and
liabilities   of  Sustainable  Harvest,  Inc.,  in   a   business
combination accounted for as a purchase. The Company subsequently sold the subsidiary at a loss of $29,471 on November 1, 1997. The Company has a note receivable reflected on the books as a result of the sale, with a balance of $32,028 as of December 31, 1998. The results of operations of Sustainable Harvest are included in the 1997 accompanying financial statements.

On October 31, 1996, the Company acquired the assets of Mendocino
Bakery, Inc. in a business combination accounted for as a purchase.

Profit Sharing Plan

The Company has a profit sharing plan covering substantially all of its employees. Benefits are based upon years of service and the employee's compensation during the employment period. No contributions to the profit sharing plan were made for the years ended December 31, 1998, 1997 and 1996.

Futures and Options Contracts

The Company occasionally enters into exchange traded coffee futures and options contracts with the objective of minimizing cost risk due to market fluctuations. The Company does not define contracts as a hedge as it applies to accounting principles and practices designated in Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts. Accordingly, changes in the market value of futures contracts (unrealized gains and losses) are reported by the Company in the period in which the change occurs and are included as a component of stockholders' equity. Realized gains and losses are a component of costs of goods sold.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  Accounts Receivable

Accounts receivable consist of the following:

                                      1998               1997
Accounts receivable              $   435,676        $   439,564
Less: Allowance for doubtful         (23,042)           (22,343)
  accounts			  __________         __________
Accounts receivable, net         $   412,634        $   417,221
				  ==========	     ==========

The Company uses the allowance method for uncollectible accounts.
Bad debt expense for the years ended December 31, 1998, 1997 and 1996 was $37,412, $14,226 and $56,176, respectively.

3.  Inventory

Inventory consists of the following:

                                      1998               1997
Coffee
Unroasted                        $   174,284        $   163,810
Roasted                              181,096            183,906
Tea                                   22,527             32,867
Packaging, supplies and other         95,811            132,720
merchandise held for sale         __________         __________
Total inventory                  $   473,718        $   513,303
===============		   	  ==========         ==========

4.  Property and Equipment

Property and equipment consists of the following:

                                    1998                1997
Equipment and fixtures          $ 1,176,558         $ 1,125,832
Furniture and equipment             212,479             205,114
Leasehold improvements              363,075             363,075
Transportation equipment             41,323              50,053
Property held under capital         303,578             301,390
leases

Total property and equipment      2,097,013           2,045,464
Accumulated depreciation         (1,210,609)         (1,049,873)
Property and equipment, net     $   886,404         $   995,591

Depreciation expense as of December 31, 1998, 1997 and  1996  was
$177,593, $194,599 and $119,090, respectively.

5.  Intangible Assets

Intangible  assets  represent  the  costs  associated  with   the
acquired divisions over the fair value of their net assets at date of acquisition. The detail of the intangible assets are as follows:

                                    1998                1997
Goodwill                	$   198,000         $   198,000
Leasehold value         	     67,000              67,000
Start-up costs          	     34,882              34,882
Organizational costs    	     28,565              28,565
Trademark               	      1,877               1,877
Total intangible assets 	    330,324             330,324
Accumulated amortization            (65,844)            (49,132)

Intangible assets, net          $   264,480         $   281,192

Amortization expense as of December 31, 1998, 1997 and  1996  was
$16,712,  $26,171 and $7,671, respectively.

6.  Long-Term Debt                  1998                1997

Notes Payable

Note payable to Wells Fargo     $   601,636         $         -
Bank, monthly installments of
$5,014 plus interest at 2.75%
over prime rate beginning
February 15, 1999, final
payment is due on January 15,
2001.  The note payable is
collateralized by a security
interest of first priority in
all accounts receivable,
inventory, equipment,
fixtures and improvements.

Revolving bank line of credit             -             601,636
to Wells Fargo Bank with
interest payable monthly at
1% over prime rate, expired
December 10, 1998.  For 1998
the maximum amount available
on the line was $650,000.
The line of credit was
collateralized by a security
interest of first priority in
all accounts receivable,
inventory, equipment,
fixtures and improvements.

Note payable to Wells Fargo          73,174              93,174
Bank, payable in monthly
installments of $1,667 plus
interest at 1% over prime
rate, final payment is due on
August 15, 2002.  The note is
secured by all accounts
receivable, inventory,
equipment, fixtures and
improvements.

Note payable to majority             52,000              66,000
shareholders, Paul and Joan
Katzeff, payable in monthly
installments of interest only
at 12%, with balance due on
demand after June 30, 1996.
The shareholders have
subordinated this note to all
notes payable including Wells
Fargo Bank as described
above.

Note payable to majority              5,877              17,452
shareholders, Paul and Joan
Katzeff, payable in quarterly
installments of $3,229
including interest at 10%,
with balance due on July 17,
1999.  The shareholders have
subordinated this note to all
notes payable including Wells
Fargo Bank as described
above.

Note payable to Laoma Yaski         197,418             246,021
for the purchase of Mendocino
Bakery, payable in monthly
installments of $4,249,
including interest at 10%,
secured by property and
equipment at the bakery,
final payment due in August
2003.

Obligations Under Capital
Lease

Note payable to Nations              10,628              18,218
Credit, payable in monthly
installments of $833,
including interest at 16.17%,
secured by equipment, final
payment due in January 2000.

Note payable to Colonial                  -               3,353
Pacific, payable in monthly
installments of $313,
including interest at 17.44%,
secured by equipment, final
payment was due November
1998.

Note payable to Commerce                  -               1,289
Security Bank, payable in
monthly installments of $591,
including interest at 17.24%,
secured by equipment, final
payment was due February
1998.

Note payable to Commerce                  -               3,410
Security Bank, payable in
monthly installments of $401,
including interest at 19.44%,
secured by equipment, final
payment was due September
1998.

Note payable to Manifest             21,928              30,225
Group, payable in monthly
installments of $1,030,
including interest at
15.315%, secured by
equipment, final payment due
in January 2001.

Note payable to Imperial             17,534              23,970
Capital, payable in monthly
installments of $840,
including interest at
17.263%, secured by
equipment, final payment due
in January 2001.

Note payable to Granite              27,475              35,515
Financial, payable in monthly
installments of $1,139,
including interest at
17.607%, secured by
equipment, final payment due
in June 2001.

Note payable to Imperial              2,811               5,142
Bakery/Cafe, payable in
monthly installments of $259,
including interest at
19.001%, secured by
equipment, final payment due
in December 1999

Note payable to                      39,639              48,938
Oakmont/Heritage Pacific,
payable in monthly
installments of $1,297,
including interest at 14.00%,
secured by equipment, final
payment due in February 2002.

Note payable to                      27,178              33,348
Oakmont/Heritage Pacific,
payable in monthly
installments of $910,
including interest at
15.529%, secured by
equipment, final payment due
in February 2002.

Note payable to Centerpoint,         11,255              14,900
payable in monthly
installments of $517,
including interest at
19.225%, secured by
equipment, final payment due
in March 2001.

Note payable to Hansel                4,746                   -
Leasing, payable in monthly
installments of $380,
including interest at
28.510%, secured by a
vehicle, final payment due in
March 2000.

                                  1,093,299            1,242,591
Less Current Portion               (208,306)            (754,720)
Long  term portion  of  notes   $   884,993         $    487,871
payable and capital leases

All of the above notes payable and capital leases with the exception of the $39,639 Oakmont/Heritage Pacific capital lease, are personally guaranteed by the Company's majority shareholders. Interest paid as of December 31, 1998, 1997 and 1996 was $122,479, $132,666 and $77,658, respectively.

Maturities of notes payable and capital leases are as follows:

1999             $  208,306
2000                227,627
2001                551,254
2002                 61,627
2003                 44,485
Thereafter                -
                  _________
                 $1,093,299
                  =========

Based on current borrowing rates, the fair value of the notes payable and capital leases approximate their carrying amounts.

7.  Income Taxes

The components of the provision for income taxes for the years ended December 31, 1998, 1997 and 1996 are as follows:

                            1998         1997            1996
Federal  - current     $        -     $      -      $    1,016
Federal  - deferred       (55,954)       3,380         (10,739)
State  - current              800          800             800
State  - deferred         (16,285)       8,739          (8,551)
                        _________      _______       _________
Total income taxes     $  (71,439)    $ 12,919      $  (17,474)
			=========      =======	     =========

The Company computes income taxes using the asset and liability method under which deferred income taxes are provided for temporary differences between the financial basis of the
Company's assets and liabilities. As of December 31, 1998 and 1997, deferred tax assets recognized for deductible temporary differences and loss carryforwards total $40,940 and $35,398, respectively. Deferred tax liabilities recognized for taxable temporary differences total $0 and $66,535, respectively. The Company has a California manufacturer's credit carryforward of $23,737 which may be used to offset California income taxes in the future.

The Company has net operating loss and contribution carryovers to offset future income tax. If not used, these credits will expire as follows:

Federal

    Years ending                   Net Operating
    December 31,    Contributions       Loss	      Total
    --------------------------------------------------------
        1999          $ 6,866         $      -      $  6,866
        2000            6,403                -         6,403
        2001            9,029                -         9,029
        2002           11,419                -        11,419
        2003           11,289                -        11,289
        2012                -          755,654       755,654
        2018                -          109,371       109,371
                ____________________________________________
                      $45,006         $865,025      $910,031
		============================================

California

    Years ending 		   Net Operating
    December 31,    Contributions       Loss          Total
    --------------------------------------------------------
        2000                -         $ 23,940      $ 23,940
        2001            9,310            2,141        11,451
        2002           11,419          415,940       427,359
        2003           11,289           54,378        65,667
                 -------------------------------------------
                      $32,018         $496,399      $528,417
		 ===========================================

Income taxes paid as of December 31, 1998, 1997 and 1996 were $800, $0 and $11,063, respectively.

8.  Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancellable operating leases with terms ranging from three to five years.

Minimum annual lease payments due under these agreements are as follows:

               1999          $ 97,694
               2000            42,912
               2001             9,353
               2002             3,651
               Thereafter           -
			  ___________
                             $153,610
               ======================

Total annual operating lease payments were $69,400, $49,472 and $28,632 as of December 31, 1998, 1997 and 1996, respectively.

9.  Common Stock

                               Number of Shares   No Par Value

Balance, December 31, 1996         1,237,039        $874,866
Issuance of stock                        345             150
Repurchase of stock                     (640)         (2,000)
				   _________         _______
Balance, December 31, 1997         1,236,744         872,816
No Activity                                0               0
                                   _________         _______
Balance, December 31, 1998         1,236,744        $872,816
                                   _________         _______

981,000 shares originally issued are restricted.

10. Stock Option Purchase Plan

Under the terms of its stock option purchase plan (see note 13), options to purchase shares of the Company's common stock are granted at a price of $5 per share. Options may be exercised until the year 2000. Following is a summary of transactions:

                   Shares Under Option

                                         1998        1997
     Outstanding, beginning of year     23,000      26,000
     Shares exercised during the year   (3,000)     (3,000)
     Outstanding, end of year           20,000      23,000

The related compensation expense for December 31, 1998, 1997 and 1996 is $6,750, $6,750 and $13,500, respectively.

11. Long-Term Lease

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company's majority shareholders). The lease provides for monthly rental payments of $8,600 and the Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The lease provides for periodic cost of living increases during the term of the lease, including the option periods. The Company exercised the first of four five-year options on March 31, 1995.

Any deferred amounts are due based upon available cash flow as determined by the Company's management or upon demand of the Company's majority shareholders. Rental expense under the above lease was $103,000, $102,000 and $102,000 as of December 31,
1998, 1997 and 1996, respectively. The Company has made substantial leasehold improvements (Note 4) and intends to exercise all options under the terms of this lease.

The  Company  leases  a  restaurant establishment  in  Mendocino,
California.   The lease provides for monthly rental  payments  of
$2,815 and the lease term expires in September 2010.

The Company leases retail space in Fort Bragg, California used as an espresso bar/cafe. The lease provides for monthly rental payments of $767, and the lease expires in January 2001, with an option to renew for another five years. The lease also provides for periodic cost of living increases during the term of the lease, including the option periods. In February 1998, the cafe business was terminated and the facility was subleased.

Minimum future rental payments for all leases are as follows:

            1999                 $ 140,460
            2000                    63,060
            2001                    29,230
            2002                    28,500
            2003 and Thereafter    192,375
				  ________
                                 $ 482,125
				  ========

12. Related-Party Transactions

The Company has an interest only note payable due on demand and a principal and interest note payable to Paul and Joan Katzeff (the Company's majority shareholders) at December 31, 1998, 1997 and 1996 (See Note 6, above). The Company also leases properties rom its majority shareholders (See Note 11, above).

The summary of these related-party transactions for the years ended December 31, 1998, 1997 and 1996 follows:

                          1998       1997        1996
Interest expense       $  7,899   $ 11,343    $ 11,858
Rent expense           $103,000   $102,000    $102,000

13. Commitments

Under the terms of an agreement with the subsidiary sold in 1997, the Company is required to purchase coffee beans each year for the next five years ending December 31, 2002 at a predetermined price per pound over landed coffee costs.

The Company purchased a bakery from Laoma Yaski in 1996 for $350,000. The Company agreed to pay an additional $25,000 to Laoma Yaski upon the seven year anniversary of the purchase provided she does not own, manage or operate a bakery within 250 miles of Mendocino, California.

Under the terms of an agreement with a past officer of the Company, the Company may purchase options under the following terms:

                     Number Of Shares	  Total
     	1999              3,000          $ 9,750
        2000              1,000          $ 3,500


A remaining 16,000 options may be exercised or sold at any time at the discretion of the past officer subject to the Company's first right of refusal.

14. Impact of the Year 2000 (Unaudited)

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

The Company has completed an assessment and will modify or replace some portions of their equipment so that their computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $14,000. To date, the Company has incurred $10,500 in expenses related to the Year 2000 Issue.

The project is estimated to be completed not later than December 31, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing hardware and conversions to upgrade software, the Year 2000 Issue will not pose significant operation problems for its computer systems.
The date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

15. Subsequent Events

The Company is actively pursuing the sale of the Bakery and has listed the business with a real estate agent.

                          Exhibit 10.9

                                     Principal   $100,000.00
                                     Loan Date   08-13-1997
                                     Maturity    08-15-2002
                                     Loan No.    SJ04233962


Borrower: Thanksgiving Coffee Company
19100 S. Harbor Drive
Fort Bragg, CA 95437

Lender: Wells Fargo Bank, National Association
Business Lending Division
177 Park Center Plaza 0514-011
San Jose, CA 95113

Date of Note: August 13 1997

Principal Amount: $100,000.00

Initial Rate: 9.500%

* Promise to Pay. THANKSGIVING COFFEE COMPANY, INC. ("Borrower") promises to pay to Wells Fargo Bank, National Association ("Lender"), or order, in lawful money of the United States of America, the principal amount of One Hundred Thousand & 00/100 Dollars ($100,000.00), together with interest on the unpaid principal balance from August 13, 1997, until paid in full.
* PAYMENT. Subject to any payment changes resulting from changes in the Index, Borrower will pay this loan in 59 principal payments of $1,666.66 each and one time principal and interest payment of $1,680.70. Borrower's first principal payment is due September 15, 1997, and all subsequent principal payments are due on the same day of each month after that. In addition borrower will pay regular monthly payments of all accrued unpaid interest due as of each payment date. Borrower's first interest payment is due September 15, 1997, and all subsequent interest payments are due on the same day of each month after that. Borrower's final payment due August 15, 2002, will be for all principal and accrued interest not yet paid.

The interest on this Note is computed on a 365/360 simple interest basis: that is, by applying the ratio of the annual interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in writing. Unless otherwise agreed or required by applicable law, payments will be applied first to accrued unpaid interest, then to principal, and any remaining amount to any unpaid collection costs and late charges.

VARIABLE INTEREST RATE. The interest rate on this Note is subject to change from time to time based on changes in an index which is the Prime Rate (the "Index"). The Prime Rate is a base rate that the Lender from time to time establishes and which serves as the basis upon which effective rates of interest are calculated for those loans making reference thereto. The Prime Rate is not necessarily the lowest or best rate at which the lender makes loans. Each change in the rate of interest shall become effective on the date each Prime Rate change is announced within the Lender. Lender will tell Borrower the current index rate upon Borrower's request. Borrower understands that Lender may make loans based on other rates as well. The interest rate change will not occur more often than each time the Index changes. The Index currently is 8.500% per annum. The interest rate to be applied to the unpaid principal balance of this Note will be at a rate of
1.000 percentage point over the index, resulting in an initial rate of 9.500% per annum. Notice: under no circumstances will the interest rate on this capital end be more than the maximum allowed by applicable law.

PREPAYMENT. Borrower agrees that all loan fees and other prepaid finance charges are earned fully as of the date of the loan and will not be subject to refund upon early payment (whether voluntary or as a result of default), except as otherwise required by law. Except for the foregoing Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by the Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments under the payment schedule period. Rather, they will reduce the principal balance due and may result in Borrower making fewer payments.

LATE CHARGE. If a payment is 15 days or more late, Borrower will be charged 5.000% of the regularly scheduled payment or $15.00, whichever is greater.

DEFAULT. Borrower will be in default if any of the following happens: (a) Borrower fails to make any payment when due. (b) Borrower breaks any promise Borrower has made to Lender, or Borrower fails to comply with or to perform when due any other term, obligation, covenant or condition contained in this Note or any agreement related to this Note, or in any other agreement or loan Borrower has with Lender. (c) Borrower defaults under any loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement, in favor of any other creditor or person that may materially affect any of Borrower's property or Borrower's ability to repay this Note or perform Borrower's obligations under this Note or any of the Related Documents. (d) Any representation or statement made or furnished to lender by Borrower or on Borrower's behalf is false or misleading in any material respect either now or at the time made or furnished.
(e) Borrower becomes insolvent, a receiver is appointed for any part of Borrower's property. Borrower makes an assignment for the benefit of creditors, or any proceeding is commenced either by

Borrower or against Borrower under any bankruptcy or insolvency laws. (f) Any creditor tries to take any of Borrower's property on or in which Lender has a lien or security interest. This includes a garnishment of any of Borrower's accounts with Lender.
(g) Any guarantor dies or any of the other events described in this default section occurs with respect to any guarantor of this Note. (h) A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of the indebtedness is impaired. (i) Lender in good faith deems itself insecure.

LENDER'S RIGHTS. Upon default, Lender may declare the entire unpaid principal balance on this Note and all accrued unpaid interest immediately due, without notice, and the Borrower will pay that amount. Lender may hire or pay someone else to help collect this Note if Borrower does not pay. Borrower also will pay Lender that amount. This includes, subject to any limits under applicable law, Lender's attorneys fees and Lender's legal expenses whether or not there is a lawsuit, including attorneys fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services. Borrower also will pay any court costs, in addition to all other sums provided by law. This Note has been delivered to Lender and accepted by Lender in the State of California. This Note shall be governed by and construed in accordance with the laws of the State of California.

RIGHT OF SETOFF. Borrower grants to Lender a contractual possessory security interest in, and hereby assigns, conveys, delivers, pledges, and transfers to Lender all Borrower's right, title and interest in and to, Borrower's accounts with Lender (whether checking, savings, or some other account), including without limitation all accounts held jointly with someone else and all accounts Borrower may open in the future, excluding however all IRA and Keogh accounts, and all trust accounts for which the grant of a security interest would be prohibited by law. Borrower authorizes Lender, to the extent permitted by applicable law, to charge of setoff all sums owning on this Note against any and all such accounts.

ADDITIONAL PROVISION. Notwithstanding anything herein to the contrary, at no time shall the rate of interest on this Note be less than two percent (2%) above the highest effective annual rate of interest rounded upward to the next highest quarter percent (taking into account any compounding of interest) earned by Borrower on any time deposit, market rate account or savings account pledged to Lender as collateral for such amounts.

PAYMENT DATE DEFERRAL. If this loan is not entered on Lender's books during the month this Note is dated, the due dates of all scheduled payments shall be deferred one month.

LOAN FEES - AUTHORIZATION. Borrower shall pay to Lender any and all fees as specified in the "Disbursement Request and Authorization" executed by Borrower in connection with this Note.
Such fees are non-refundable and shall be due and payable in full immediately upon Borrower's execution of this Note.

COLLECTION FROM DEPOSIT ACCOUNT. Borrower authorizes Lender to collect all payments, including principal, interest, fees, charges, and other amounts due under this note by charging Borrower's primary deposit account as specified in the "Disbursement Request and Authorization" executed by Borrower in connection with this Note for the full amount thereof, or such other deposit account of Borrower as Borrower shall designate in writing. Should there be insufficient funds in said account to pay when due all or any portion of the total amount due from Borrower to Lender, the full amount of such deficiency shall be immediately due and payable by Borrower.

ARBITRATION PROGRAM. (a) Binding Arbitration. Upon the demand of any party, any Dispute shall be resolved by binding arbitration in accordance with the terms of this Arbitration Program. A "Dispute" shall include any action, dispute, claim, or controversy of any kind, whether in contract or in tort, legal or equitable, now existing or hereafter arising between the parties relating in any way to any agreement incorporating this Arbitration Program, or any related agreements (the "Documents"), and all past, present, or future loans, transactions, contracts, agreements, relationships, incidents or injuries of any kind whatsoever relating to or involving the Business Banking Group or any successor group or department of Lender. Any party to this Arbitration Program may by summary proceedings bring any action in court or compel arbitration of any Dispute. Any party who fails to submit to binding arbitration following a lawful demand by the opposing party shall bear all costs and expenses incurred by the opposing party in compelling arbitration of any Dispute.
The parties agree that by engaging in activities with or involving each other as described above, they are participating in transactions involving interstate commerce. THE PARTIES UNDERSTAND THAT BY THIS AGREEMENT THEY HAVE DECIDED THAT THEIR DISPUTES SHALL BE RESOLVED BY BINDING ARBITRATION RATHER THAN IN COURT, AND ONCE DECIDED BY ARBITRATION NO DISPUTE CAN LATER BE BROUGHT, FILED OR PURSUED IN COURT BEFORE A JUDGE OR JURY, except under the limited circumstances provided for herein.

(b) Governing Rules, Preservation of Remedies, Arbitrators. All Disputes between the parties submitted to arbitration shall be resolved by binding arbitration administered by the American Arbitration Association (the "AAA") in accordance with its Commercial Arbitration Rules and the Federal Arbitration Act (Title 9 of the United State Code). Judgment upon any award made hereunder may be entered in any court having jurisdiction. Any claim or dispute related to the exercise of any self-help, auxiliary or other rights under this paragraph shall be a Dispute hereunder. However, no provision of, nor the exercise of any rights under, this Arbitration Program shall limit the right of any party to seek, use, and employ ancillary or preliminary remedies, judicial or otherwise, for the purposes of (1) preserving, foreclosing, or obtaining possession of real or personal property, (2) exercising self-help remedies including setoff and repossession rights, or (3) obtaining provisional or ancillary remedies such as injunctive relief, sequestration, attachment, garnishment, or the appointment of a receiver from a court having jurisdiction. Such rights can be exercised at any time, unless contrary to a final award of decision in an arbitration proceeding, and shall not constitute a waiver of the arbitration rights of any party. Any party may proceed against all liable persons, or against any one of them, and may release or settle with any of them, without impairing rights against other liable persons. A Dispute involving claims or amounts in controversy of $5,000,000 or less shall be decided by a single arbitrator who shall not render an award of greater that $5,000,000 (including damages, costs, fees and expenses), and each party expressly waives any right or claim to recover more than $5,000,000 in such cases. A Dispute involving greater amounts shall be heard by and decided by a majority vote of a panel of three arbitrators. Any arbitrator must be a retired member of the state or federal judiciary or a practicing attorney experienced and knowledgeable in the substantive laws applicable to the subject matter of the Dispute. Arbitrator(s) (i) may grant any remedy or relief within the scope hereof that a court of competent jurisdiction could, including ancillary relief as is necessary to make effective any award, (ii) shall have the power to award recovery of all costs and fees, and (iii) may impose sanctions and take other actions as they deem necessary to the same extent a judge could. The determination of the arbitrator(s) shall be binding on all parties and shall not be subject to further review or appeal except as otherwise allowed by applicable law.

(c) Judicial Review; Real Property Collateral; Judicial
Reference. Notwithstanding anything herein to the contrary, in any arbitration in which the amount in controversy exceeds $25,000,000, the arbitrators shall be required to make specific, written findings of fact and conclusions of law. In such arbitrations (A) the arbitrators shall not have the power to make any award which is not supported by substantial evidence or which is based on legal error, (B) an award shall not be binding upon the parties unless the findings of fact are supported by substantial evidence and the conclusions of law are not erroneous under applicable substantive law, and (C) the parties shall have, in addition to the grounds referred to in the Federal Arbitration Act for vacating, modifying or correcting an award, the right to judicial review of (1) whether the findings of fact rendered by the arbitrators are supported by substantial evidence, and (2) whether the conclusions of law are erroneous under applicable substantive law. Judgment confirming an award in such a proceeding may be entered only if a court determines the award is supported by substantial evidence and not based on legal error under applicable substantive law. Notwithstanding contrary provisions herein, no Dispute shall be submitted to arbitration if the Dispute concerns indebtedness secured by real property and if arbitration of the Dispute would preclude enforcement of a mortgage, lien or security interest securing such indebtedness, unless (i) the holder of such mortgage, lien or security interest specifically elects in writing to proceed with the arbitration, or (ii) all parties to the arbitration proceeding waive any rights or benefits that might accrue to them by virtue of any applicable one action rule statutes, thereby agreeing that all indebtedness and obligations of the parties, and all mortgages, liens and security interests securing any such indebtedness and obligations, shall remain fully valid and enforceable. If such a Dispute is not submitted to arbitration under such circumstances, the Dispute shall be determined by Judicial Reference at the election of any Party. If such an election is made, the Dispute shall be determined by a reference in accordance with California Code of Civil Procedure Section 638, et seq., or the judicial reference procedures of some other state if such state in which the real property is located offers a comparable judicial reference procedure. A referee shall be selected pursuant to AAA procedures and must meet the selection criteria set forth herein for an arbitrator.

(d) Miscellaneous. To the maximum extent practicable, the AAA, the arbitrator and the parties shall act to assure that any arbitration proceeding shall be concluded with 180 days of the filing of the Dispute with the AAA. Arbitration proceedings hereunder shall be conducted at a location mutually agreeable to the parties, or if they cannot agree, then in the state of the applicable substantive law designated in the Documents relating to the Dispute at a location selected by the AAA. All discovery activities shall be expressly limited to matters directly relevant to the Dispute. No party or arbitrator may disclose the existence, content, or results of any arbitration hereunder, except for disclosures of information required in the ordinary course of a party's business or by applicable law or regulation. This Arbitration Program shall be administered and construed in accordance with the Federal Arbitration Act, other applicable Federal law, and to the extent inapplicable or unenforceable, other applicable law providing for arbitration. If there is any inconsistency between the terms hereof and any governing rules or statutes, the terms hereof shall control. This Arbitration Program constitutes the entire agreement of the parties and supersedes all prior arrangements and other communications on dispute resolution concerning Disputes relating to the Business Banking Group or retail operations of Lender, except for other arbitration programs entered into by the parties after August 1,1996. In the event more than one arbitration program entered into by the parties is potentially applicable to a Dispute, the one most directly related to the Documents or transaction that is the subject of the Dispute shall control. The provisions of the Arbitration Program shall survive any termination, amendment, or expiration of the Documents or relationships of the parties.

TELEPHONE TRANSFER. Borrower authorizes Lender to make transfers, up to the available balance or credit limit, between designated accounts specified in writing, upon Lender's receipt of instructions from any of Borrower's Owners/Principals. Lender will have no liability for any transfer made upon the written or verbal request of any person believed by Lender in good faith to be an authorized representative of Borrower. Borrower will indemnify and hold Lender harmless from and against any damages, liabilities, costs or expenses (including attorneys fees) arising out of any claim by Borrower or any third party against Lender in connection with Lender's performance of transfers as described above.

GENERAL PROVISIONS. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. Borrower and any other person who signs, guarantees or endorses this Notes, to the extent allowed by law, waive any applicable statue of limitations, presentiment, demand for payment, protest and notice of dishonor. Upon any change in the terms of this Note, and unless otherwise expressly stated in writing, no party who signs this Note, whether as maker, guarantor, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan, or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral; and take any other action deemed necessary by Lender without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other that the party with whom the modification is made.

PRIOR TO SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE
PROVISIONS OF THIS NOTE, INCLUDING THE VARIABLE INTEREST RATE
PROVISIONS.  BORROWER AGREES TO THE TERMS OF THE NOTE AND
ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THE NOTE.

BORROWER:
THANKSGIVING COFFEE COMPANY, INC.

By:                             By:

/s/ Paul E. Katzeff, C.E.O      /s/ Joan F. Katzeff, President

                          Exhibit 10.10

                                     Principal   $601,635.74
                                     Loan Date   01-06-1999
                                     Maturity    01-15-2001
                                     Loan No.    12844326


Borrower: Thanksgiving Coffee Company
19100 S. Harbor Drive
Fort Bragg, CA 95437

Lender: Wells Fargo Bank, National Association
Business Lending Division
177 Park Center Plaza 0514-011
San Jose, CA 95113

Date of Note: January 6, 1999

Principal Amount: $601,635.74

* Promise to Pay. THANKSGIVING COFFEE COMPANY, INC. ("Borrower") promises to pay to Wells Fargo Bank, National Association ("Lender"), or order, in lawful money of the United States of America, the principal amount of Six Hundred One Thousand Six Hundred Thirty Five & 74/100 Dollars ($601,635.74), together with interest on the unpaid principal balance from January 6, 1999, until paid in full.
* PAYMENT. Subject to any payment changes resulting from changes in the Index, Borrower will pay this loan in accordance with the following payment schedule:
* 24 consecutive monthly interest payments, beginning February 15, 1999, with interest calculated on the unpaid principal balances at an interest rate off 2.750 percentage points over the index described below; 12 consecutive monthly principal payments of $5,013.63 each, beginning February 15, 1999, with interest calculated on the unpaid balances at an interest rate of 2.750 percentage points over the index described below: 12 consecutive monthly principal payments of $8,356.05 each, beginning February 16, 2000, with interest calculated on the unpaid principal balances at an interest rate of 2.750 percentage points over the index described below; and 1 principal and interest payment in the initial amount of $441,199.68 on January 15, 2001, with interest calculated on the unpaid principal balances at an interest rate of 2.750 percentage points over the index described below. This estimated final payment is based on the assumption that all payments will be made exactly as scheduled and that the index does not change; the actual final payment will be for all principal and accrued interest not yet paid, together with any other unpaid amounts under this note.

The annual interest rate for this Note is computed on a 365/380 basis: that is, by applying the ratio of the annual interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in writing. Unless otherwise agreed or required by applicable law, payments will be applied first to accrued unpaid interest, then to principal, and any remaining amount to any unpaid collection costs and late charges.

VARIABLE INTEREST RATE. The interest rate on this Note is subject to change from time to time based on changes in an index which is the Prime Rate (the "Index"). The Prime Rate is a base rate that the Lender from time to time establishes and which serves as the basis upon which effective rates of interest are calculated for those loans making reference thereto. The Prime Rate is not necessarily the lowest or best rate at which the lender makes loans. Each change in the rate of interest shall become effective on the date each Prime Rate change is announced within the Lender. Lender will tell Borrower the current index rate upon Borrower's request. Borrower understands that Lender may make loans based on other rates as well. The interest rate change will not occur more often that each time the Index changes. The Index current is 7.750% per annum. The interest rate or rates to be applied to the unpaid principal balance of this Note will be more than the maximum rate allowed by applicable law. Whenever increases occur in the interest rate, Lender, at its option, may do one or more of the following: (a) increase Borrower's payments to ensure Borrower's loan will pay off by its original final maturity date, (b) increase Borrower's payments to cover accruing interest, (c) increase the number of Borrower's payments, and (d) continue Borrower's payments at the same amount and increase Borrower's final payment.

PREPAYMENT. Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments under the payment schedule. Rather they will reduce the principal balance due and my result in Borrower making fewer payments.

LATE CHARGE. If payment is 15 days or more late, Borrower will be charged 5.000% of the regularly scheduled payment or $15.00, whichever is greater.

DEFAULT. Borrower will be in default if any of the following happens: (a) Borrower fails to make any payment when due. (b) Borrower breaks any promise Borrower has made to Lender, or Borrower fails to comply with or to perform when due any other term, obligation, covenant or condition contained in this Note or any agreement related to this Note, or in any other agreement or loan Borrower has with Lender. (c) Borrower defaults under any loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement, in favor of any other creditor or person that may materially affect any of Borrower's property or Borrower's ability to repay this Note or perform Borrower's obligations under this Note or any of the Related Documents. (d) Any representation or statement made or furnished to lender by Borrower or on Borrower's behalf is false or misleading in any material respect either now or at the time made or furnished. ((e) Borrower becomes insolvent, a receiver is appointed for any part of Borrower's property. Borrower makes an assignment for the benefit of creditors, or any proceeding is commenced either by Borrower or against Borrower under any bankruptcy or insolvency laws. (f) Any creditor tries to take any of Borrower's property on or in which Lender has a lien or security interest. This includes garnishment of any of Borrower's accounts with Lender.
(g) Any guarantor class any of the other events described in this default section occurs with respect to any guarantor of this Note. (h) A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of the indebtedness is impaired. (i) Lender in good faith deems itself insecure.

LENDER'S RIGHTS. Upon default, Lender may declare the entire unpaid principal balance on this Note and all accrued unpaid interest immediately dues, without notice, and the Borrower will pay that amount. Lender may hire or pay someone else to help collect this Note if Borrower does not pay. Borrower also will pay Lender that amount. This includes, subject to any limits under applicable law, Lender's attorneys fees and Lender's legal expenses whether or not there is a lawsuit, including attorneys fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services. Borrower also will pay any court costs in addition to all other sums provided by law. This Note has been delivered to Lender and accepted by Lender in the State of California. This Note shall be governed by and construed in accordance with the laws of the State of California.

RIGHT OF SETOFF. Borrower grants to Lender a contractual security interest in, and hereby assigns, conveys, delivers, pledges, and transfers to Lender all Borrower's right, title and interest in and to, Borrower's accounts with Lender (whether checking, savings, or some other account), including without limitation all accounts held jointly with someone else and all accounts Borrower may open in the future, excluding however all IRA and Keogh accounts, and all trust accounts for which the grant of a security interest would be prohibited by law. Borrower authorizes Lender, to the extent permitted by applicable law, to charge of setoff all sums owning on this Note against any and all such accounts.

ADDITIONAL PROVISION. Notwithstanding anything herein to the contrary, at no time shall the rate of interest on this Note be less than two percent (2%) above the highest effective annual rate of interest rounded upward to the next highest quarter percent (taking into account any compounding of interest) earned by Borrower on any time deposit, market rate account or savings account pledged to Lender as collateral for such amounts.

PAYMENT DATE DEFERRAL. If this loan is not entered on Lender's books during the month this Note is dated, the due dates of all scheduled payments shall be deferred one month.

LOAN FEES - AUTHORIZATION. Borrower shall pay to Lender any and all fees as specified in the "Disbursement Request and Authorization" executed by Borrower in connection with this Note.
Such fees are non-refundable and shall be due and payable in full immediately upon Borrower's execution of this Note.

COLLECTION FROM DEPOSIT ACCOUNT. Borrower authorizes Lender to collect all payments, including principal, interest, fees, charges, and other amounts due under this note by charging Borrower's primary deposit account as specified in the "Disbursement Request and Authorization" executed by Borrower in connection with this Note for the full amount thereof, or such other deposit account of Borrower as Borrower shall designate in writing. Should there be insufficient funds ins aid account to pay when due all or any portion of the total amount due from Borrower to Lender, the full amount of such deficiency shall be immediately due and payable by Borrower.

ARBITRATION PROGRAM. (a) Binding Arbitration. Upon the demand of any party, any Dispute shall be resolved by binding arbitration in accordance with the terms of this Arbitration Program. A
"Dispute" shall include any action, dispute, claim, or controversy of any kind, whether in contract or in tort, legal or equitable, now existing or hereafter arising between the parties relating in any way to any agreement incorporating this Arbitration Program, or any related agreements (the "Documents"), and all past, present, or future loans, transactions, contracts, agreements, relationships, incidents or injuries of any kind whatsoever relating to or involving the Business Banking Group or any successor group or department of Lender. Any party to this Arbitration Program may by summary proceedings bring any action in court or compel arbitration of any Dispute. Any party who fails to submit to binding arbitration following a lawful demand by the opposing party shall bear all costs and expenses incurred by the opposing party in compelling arbitration of any Dispute.
The parties agree that by engaging in activities with or involving each other as described above, they are participating in transactions involving interstate commerce. THE PARTIES UNDERSTAND THAT BY THIS AGREEMENT THEY HAVE DECIDED THAT THEIR DISPUTS SHALL BE RESOLVED
BY BINDING ARBITRATION RATHER THAN IN COURT, AND ONCE DECIDED BY ARBITRATION NO DISPUTE CAN LATER BE BROUGHT, FILED OR PURSUED IN COURT BEFORE A JUDGE OR JURY, except under the limited circumstances provided for herein.

(b) Governing Rules, Preservation of Remedies: Arbitrators. All
Disputes between the parties submitted to arbitration shall be resolved by binding arbitration administered by the American

Arbitration Association (the "AAA") in accordance with its Commercial Arbitration Rules and the Federal Arbitration Act (Title 9 of the United State Code). Judgment upon any award made hereunder may be entered in any court having jurisdiction. Any claim or dispute related to the exercise of any self-help, auxiliary or other rights under this paragraph shall be a Dispute hereunder. However, no provision of, nor the exercise of any rights under, this Arbitration Program shall limit the right of any party to seek, use, and employ ancillary or preliminary remedies, judicial or otherwise, for the purposes of (1) preserving, foreclosing, or obtaining possession of real or personal property, (2) exercising self-help remedies including setoff and repossession rights, or (3) obtaining provisional or ancillary remedies such as injunctive relief, sequestration, attachment, garnishment, or the appointment of a receiver from a court having jurisdiction. Such rights can be exercised at any time, unless contrary to a final award of decision in an arbitration proceeding, and shall not constitute a waiver of the arbitration rights of any party. Any party may proceed against all liable persons, or against any one of them, and may release or settle with any of them, without impairing rights against other liable persons. A Dispute involving claims or amounts in controversy of $5,000,000 or less shall be decided by a single arbitrator who shall not render an award of greater that $5,000,000 (including damages, costs, fees and expenses), and each party expressly waives any right or claim to recover more than $5,000,000 in such cases. A Dispute involving greater amounts shall be heard by and decided by a majority vote of a panel of three arbitrators. Any arbitrator must be a retired member of the state of federal judiciary or a practicing attorney experienced and knowledgeable in the substantive laws applicable to the subject matter of the Dispute. Arbitrator(s) (i) may grant any remedy or relief within the scope hereof that a court of competent jurisdiction could, including ancillary relief as is necessary to make effective any award, (ii) shall have the power to award recovery of all costs and fees, and (iii) may impose sanctions and take other actions as they deem necessary to the same extent a judge could. The determination of the arbitrator(s) shall be binding on all parties and shall not be subject to further review or appeal except as otherwise allowed by applicable law.

(c) Judicial Review: Real Property Collateral: Judicial
Reference. Notwithstanding anything herein to the contrary, in any arbitration in which the amount in controversy exceeds $25,000,000, the arbitrators shall be required to make specific, written findings of fact and conclusions of law. In such arbitrations (A) the arbitrators shall not have the power to make any award which is not supported by substantial evidence or which is based on legal error, (B) an award shall not be binding upon the parties unless the findings of fact are supported by substantial evidence and the conclusions of law are not erroneous under applicable substantive law, and (C) the parties shall have in addition to the grounds referred to in the Federal Arbitration

Act for vacating, modifying or correcting an award, the right to judicial review of (1) whether the findings of fact rendered by the arbitrators are supported by substantial evidence, and (2) whether the conclusions of law are erroneous under applicable substantive law. Judgment confirming an award in such a proceeding may be entered only if a court determines the award is supported by substantial evidence and not based on legal error under applicable substantive law. Notwithstanding contrary provisions herein, no Dispute shall be submitted to arbitration if the Dispute concerns indebtedness secured by real property and if arbitration of the Dispute would preclude enforcement of a mortgage, lien or security interest securing such indebtedness, unless (i) the holder of such mortgage, lien or security interest specifically elects in writing to proceed with the arbitration, or (ii) all parties to the arbitration proceeding waive any rights or benefits that might accrue to them by virtue of any applicable one action rule statures, thereby agreeing that all indebtedness and obligations of the parties, and all mortgages, liens and security interests securing any such indebtedness and obligations, shall remain fully valid and enforceable. If such a Dispute is not submitted to arbitration under such circumstances, the Dispute shall be determined by Judicial Reference at the election of any Party. If such an election is made, the Dispute shall be determined by a reference in accordance with California Code of Civil Procedure Section 638, et seq., or the judicial reference procedures of some other state if such state in which the real property is located offers a comparable judicial reference procedure. A referee shall be selected pursuant to AAA procedures and must meet the selection criteria set forth herein for an arbitrator.

(d) Miscellaneous. To the maximum extent practicable, the AAA, the arbitrator and the parties shall act to assure that any arbitration proceeding shall be concluded with 180 days of the filing of the Dispute with the AAA. Arbitration proceedings hereunder shall be conducted at a location mutually agreeable to the parties, or if they cannot agree, then in the state of the applicable substantive law designated in the Documents relating to the Dispute at a location selected by the AAA. All discovery activities shall be expressly limited to matters directly relevant to the Dispute. No party or arbitrator may disclose the existence, content, or results of any arbitration hereunder, except for disclosures of information required in the ordinary course of a party's business or by applicable law or regulation. This Arbitration Program shall be administered and construed in accordance with the Federal Arbitration Act, other applicable Federal law, and to the extent inapplicable or unenforceable, other applicable law providing for arbitration. If there is any inconsistency between the terms hereof and any governing rules or statutes, the terms hereof shall control. This Arbitration Program constitutes the entire agreement of the parties and supersedes all prior arrangements and other communications on dispute resolution concerning Disputes relating to the Business Banking Group or retail operations of Lender, except for other arbitration programs entered into by the parties after August 1,1996. In the event more than one arbitration program entered into by the parties is potentially applicable to a Dispute, the one most directly related to the Documents or transaction that is the subject of the Dispute shall control. The provisions of the Arbitration Program shall service any termination, amendment, or expiration of the Documents or relationships of the parties.

TELEPHONE TRANSFER. Borrower authorizes Lender to make transfers, up to the available balance or credit limit, between designated accounts specified in writing, upon Lender's receipt of instructions from any of Borrower's Owners/Principals. Lender will have no liability for any transfer made upon the written or verbal request of any person believed by Lender in good faith to be an authorized representative of Borrower. Borrower will indemnity and hold Lender harmless from and against any damages, liabilities, costs or expenses (including attorneys fees) arising out of any claim by Borrower or any third party against Lender in connection with Lender's performance of transfers as described above.

GENERAL PROVISIONS. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. Borrower and any other person who signs, guarantees or endorses this Notes, to the extent allowed by law waive any applicable statue of limitations, presentiment, demand for payment, protest and notice of dishonor. Upon any change in the terms of this Note, and unless otherwise expressly stated in writing, no party who signs this Note, whether as maker, guarantor, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan, or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral; and take any other action deemed necessary by Lender without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other that the party with whom the modification is made.

PRIOR TO SIGNING THISNOTE, BORROWER READ AND UNDERSTOOD ALL THE
PROVISIONS OF THISNOTE, INCLUDING THE VARIABLE INTEREST RATE
PROVISIONS. BORROWER AGREES TO THE TERMS OF THE NOTE AND
ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THE NOTE.

BORROWER:
THANKSGIVING COFFEE COMPANY, INC.

By:                             By:

/s/ Paul E. Katzeff, C.E.O      /s/ Joan F. Katzeff, President

                          Exhibit 10.11

                 NON-EXCLUSIVE LICENSE AGREEMENT


        AGREEMENT, dated this _______ day of ______________, 1998
between Wyland International, LLC., located at 5 Columbia, Aliso Viejo, CA 92656 ("Licensor") and Thanksgiving Coffee Company having its principal office at 19100 S. Harbor Drive, Ft. Bragg, CA 95437 ("Licensee").

                            SCHEDULE

    A.  "PROPRIETARY SUBJECT MATTER":  The "Proprietary Subject
        Matter" shall consist of the copyright image(s) owned by Licensor".
    B. "LICENSED ARTICLES": The "Licensed Articles" shall consist of: Coffee (packaged and/or specialty blended) utilizing the Proprietary Subject Matter.
    C. "DISTRIBUTION OUTLETS": The term "Distribution Outlets" shall mean the following market(s) in which Licensee is hereby authorized to sell and/or distribute the Licensed Articles: All Stores including grocery.
    D.  "TERM":

        1. "Term". The "Term" will commence on July 8, 1998 and expire on December 31, 2001.
	2. "Earliest Commencement Date": The "Earliest Commencement Date", which means the date before which Licensee shall not sell or offer to sell any Licensed Articles to the public (or permit any third party to do so), is July 8, 1998.
	3. "Initial Shipping Deadline": Subject to the limitations and conditions contained in paragraphs 2 and 11 of the Standard Terms and Conditions attached hereto, Licensee agrees to commence in good faith to manufacture, distribute and sell the Licensed
Articles on or before November 1, 1998.

    E. "LICENSED TERRITORY": The "Licensed Territory" is the United States, its territories and possessions and the Commonwealth of Puerto Rico (excluding U.S. military bases and PX's worldwide).
    F.  "ROYALTY":  The "Royalty" is *.
    G.  "ADVANCE":  The "Advance" is waived.
    H.  "GUARANTEE":  The "Guarantee" is waived.
    I. "PRODUCT LIABILITY INSURANCE": The amount of bodily injury coverage under product liability insurance is $1,000,000.00 combined single limit with no deductible amount.
    J. "COPYRIGHT NOTICE": Licensee shall place on the Licensed Articles in a manner acceptable to Licensor all copyright notices as depicted in the Styleguide.

* Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to a Confidential Treatment Request under Rule 24-b2 of the Securities Exchange Act of 1934, as amended, filed on March 31, 1999.

    K. "SERVICE OF PROCESS": Licensee appoints _____________ whose address in California is ________________________
        __________________________ to accept service of process
        on Licensee's behalf. If no name or address is filled in above or if for any reason said person has moved or cannot be validly served, then Licensee appoints the Secretary of State of the State of California to accept service of process on Licensee's behalf.
    L. "SPECIAL PROVISIONS": Thanksgiving Coffee Company will supply Wyland Galleries with coffee at * per bag and * notification must occur prior to any price increases.

By signing in the spaces provided below, the parties have agreed to all of the terms and conditions contained in the above Agreement and the attached Standard Terms and Conditions. This Agreement shall consist of the above Schedule, the attached Standard Terms and Conditions and any rider making specific reference to this Agreement attached hereto and separately signed by authorized representatives of Licensee and Licensor.

Thanksgiving Coffee Company          Wyland International, LLC.
(Licensee)                           (Licensor)


By /s/ Paul Katzeff                  By /s/ Wyland
____________________________         ______________________________
  Its                                Wyland/President

Address:   19100 S. Harbor Drive     5 Columbia
           Ft. Bragg, CA  95437      Aliso Viejo, CA  92656

Telephone: (800) 462-1999            (714) 643-7070

Telecopier:(707) 964-0118            (714) 643-7099


* Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to a Confidential Treatment Request under Rule 24-b2 of the Securities Exchange Act of 1934, as amended, filed on March 31, 1999.

			  Exhibit 24.1

		[LETTERHEAD OF SALLMAN, YANG & ALAMEDA]

March 31, 1999				VIA FACSIMILE & U.S. MAIL

Christopher Kim
Howard, Rice, Nemerovski, Canady, Falk & Rabkin
Three Embarcadero Center, Seventh Floor
San Francisco, CA  94111
Fax#:  415-217-5910

Dear Mr. Kim:

We consent to the incorporation by reference in the registration statement of Thanksgiving Coffee Company, Inc. on the 1999 Form 10KSB of our report dated March 17, 1999 on our audits of the consolidated financial statements of Thanksgiving Coffee Company, Inc. as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996, which report is included in this Annual Report of Form 10-K.

Yours very truly,

SALLMAN, YANG & ALAMEDA


/s/ Kathleen M. Alameda
_______________________
Kathleen M. Alameda
Certified Public Accountant

KMA:flr\tcc.consent

                       TERMS AND CONDITIONS

1. GRANT OF LIMITED LICENSE: Licensor grants to Licensee and Licensee accepts the non-transferable, non-assignable right (without the right to grant sub-licenses) to utilize the Proprietary Subject Matter solely on or in connection with the manufacture by Licensee (or an approved third party manufacturer) of the Licensed Articles and the sale by Licensee of the Licensed Articles solely in the Licensed Territory during the Term, all as defined above.

2. TERM: The "Term" as defined in Section D.(1) in the Schedule shall expire on the date set forth in such section unless sooner terminated as provided herein. Licensee shall comply with the exploitation dates set forth in Sections D.(2) and D.(3) of the Schedule and shall not advertise to the trade or manufacture or ship Licensed Articles prior to receiving a fully executed copy of this Agreement. Licensee shall not advertise, promote or otherwise market Licensed Articles to the public (or permit any third party to do so) earlier than the date which is 30 days prior to the Earliest Selling Date set forth above.

3. LICENSED TERRITORY: The "Licensed Territory" is set forth above. Licensee agrees that it will not make or authorize other parties to make any use, direct or indirect, of the Proprietary Subject Matter in any other geographical area and Licensee will not knowingly sell Licensed Articles to third parties who intend or are likely to resell them outside the Licensed Territory, and will take all necessary precautions against such resale to the extent permitted by law.

4. "ROYALTY", STATEMENTS AND PAYMENTS: Licensee shall pay to Licensor in U.S. dollars a "Royalty" on Net Sales in the amount stated above. "Net Sales" shall mean Licensee's gross sales less only the sum of actual cash discounts, quantity discounts and freight discounts and actual returns for damaged or defective Licensed Articles, the aggregate of such discounts and returns not to exceed 5% of gross sales during any accounting period.
The Royalty shall be due and payable to Licensor when the Licensed Articles are sold, shipped, distributed, billed and/or paid for; whichever comes first. Royalty statements shall be prepared in a manner containing quantities sold and the monthly sales amounts by image and product. Royalty payments shall be made within 45 days after the close of each month. Royalty Statements shall be rendered monthly regardless of whether Royalties are actually due and payable. If Licensor does not receive the applicable Royalty payment on the 20th day after the close of the preceding month, Licensee shall pay interest with respect to any Royalties owed to Licensor at the lower of (a) the maximum rate allowed by law or (b) the rate of 1-1/2% per month, computed from the original due date until paid. Neither the acceptance of any payment or Royalty statement nor the deposit of any check shall preclude Licensor from questioning the correctness of such payment or Royalty statement at any time.

Licensee shall keep at its principal place of business accurate and complete books and records as they relate hereto for the greater of six years or two years from termination or expiration of the Term. On reasonable notice, Licensor or its designee shall have the right to examine said books and records. If any audit discloses that Licensee owes Royalties to Licensee in excess of 5% of Royalties previously paid, Licensee shall pay the audit costs.

5. "ADVANCE": a non-refundable Advance in the amount stated above shall be payable to Licensor upon signature of this Agreement by Licensee. The Advance shall be applied against the Royalty to be paid to Licensor during the Term.

6. "GUARANTEE": The minimum amount of Royalties, including the Advance, shall not be less than the Guarantee stated above. Not later than 90 days prior to the expiration of the Term, Licensee shall pay to Licensor an amount equal to that portion of the Guarantee not previously paid pursuant to Paragraphs 4. and 5. above.

7.  "COPYRIGHT AND TRADEMARK":
(a) Ownership of Images. Licensee recognizes the unique value of the Proprietary Subject Matter and the goodwill associated therewith and the secondary meaning that the Proprietary Subject Matter and associated goodwill have acquired in the mind of the public. Licensee acknowledges that Licensee's use of the Proprietary Subject Matter shall not confer or imply a grant of rights, title or interest in the Proprietary Subject Matter or goodwill associated therewith and all ownership of copyrights, trademarks and other rights in the Proprietary Subject Matter and in all artwork, packaging, copy, literary text, advertising and promotional materials of any sort utilizing the Proprietary Subject Matter, including all such materials developed by Licensee, and the goodwill pertaining thereto ("Copyrighted Materials"), shall be and at all items remain in the name of Licensor. Licensee hereby transfers and assigns such Copyrighted Materials to Licensor without any further action by any party hereto. All Copyrighted Materials shall be prepared by an employee-for-hire of Licensee under Licensee's sole supervision, responsibility and monetary obligation. If third parties who are not employees of Licensee contribute to the creation of the Copyrighted Materials, Licensee shall obtain from such third parties, prior to commencement of work, a full written assignment of rights so that all right, title and interest in the Copyrighted Materials, throughout the universe, in perpetuity, shall vest in Licensor.

(b) Notices. All Licensed Articles and Copyrighted Materials shall bear the copyright notice set forth above and the following trademark notices and any other legal notices which Licensor may from time to time require.

        (1) The designation (TM) in close proximity to the trademark, and

	(2) "(TM) designates a trademark of Licensor".

(c) Protection of Copyrights. Trademarks and Goodwill. Licensee agrees to assist Licensor at Licensor's request and expense in procuring and maintaining the rights to Licensor in the Proprietary Subject Matter (including trademark and copyright).
In connection therewith, Licensee agrees to execute and/or deliver to Licensor in such form as Licensor may reasonably request all instruments necessary to effectuate copyright and trademark protection or to record Licensee as a registered user of any trademarks or to cancel such registration. If Licensee fails to execute any such instruments, Licensee appoints Licensor as its attorney-in-fact to do so on Licensee's behalf. Licensor makes no warranty or representation that copyright or trademark protection shall be secured in the Proprietary Subject Matter. Licensor does represent and warrant, however, that Licensor is authorized to license the Proprietary Subject Matter to Licensee, that such license does not conflict with any other license granted with respect to the Proprietary Subject Matter, and Licensor has not received any written notice alleging infringement of the Proprietary Subject Matter on the property rights of others. Licensee shall inform Licensor if they become aware of any infringing activity. Licensor shall control absolutely all infringement litigation brought against third parties involving or affecting the Proprietary Subject Matter.

8.  "INDEMNIFICATIONS":

(a) By Licensor. Licensor agrees to indemnify and hold harmless Licensee from and against any final judgments arising solely out of Licensee's use of the Proprietary Subject Matter as authorized hereunder, provided that Licensee gives Licensor prompt notice of all claims or suits relating to such use. Licensor shall have the option to undertake and control the defense and settlement of any such claim or suit and if Licensor fails to undertake such defense, Licensor shall reimburse Licensee for reasonable attorneys' fees incurred by Licensee in its defense of such claim or suit.

(b) By Licensee. Licensee agrees to indemnify and hold harmless Licensor and their respective successors, assigns, affiliates and co-venturers and all other parties associated with the Proprietary Subject Matter, and their respective directors, officers, employees and agents from and against all claims, damages, losses, liabilities, suits and expenses (including reasonable attorneys' fees) arising out of or in connection with the Licensed Articles or their manufacture, packaging, distribution, promotion, sale or exploitation (except with respect to those matters against which Licensor has agreed to indemnify Licensee hereunder). Licensor shall have the right to defend any such action or proceeding with counsel of their choice at Licensee's cost and expense.

9. PRODUCT LIABILITY INSURANCE: Licensee shall obtain and maintain at its own expense product liability insurance from a qualified insurance carrier, in the amount set forth in Section
1. of the Schedule for bodily injury and $1,000,000 for property damage, naming Licensor as additional named insured under said policy. The policy shall be non-cancelable. Licensee shall furnish Licensor with a copy of such policy within 30 days after signature of this Agreement by Licensor.

10. APPROVALS/SAMPLES/INSPECTION/PRODUCT SAFETY. All prototypes of Licensed Articles and of all artwork, copy, packaging, literary text, advertising and promotional materials, including the quality and style thereof, shall at all stages of production be subject to Licensor's prior written approval before manufacture, sale or distribution. Before selling or distributing the Licensed Articles, Licensee shall furnish and ship to Licensor, at Licensee's expense, 36 samples of each Licensed Article, including all packaging materials, and 6 samples of all advertising and promotional materials related thereto. After such samples have been approved by Licensor, Licensee shall not depart therefrom without Licensor's prior written approval. Thereafter, within 30 days following the close of each calendar quarter during the Term, Licensee shall furnish and ship to Licensor, at Licensee's expense, one representative sample of each Licensed Article together with its packaging to enable Licensor to determine whether Licensee is maintaining quality control. Licensee will permit Licensor at all reasonable times to inspect the site of production of the Licensed Articles. Licensee warrants and represents that all Licensed Articles shall be of merchantable quality, shall not deviate from approved prototypes, shall not be derogatory of the Proprietary Subject Matter and shall be safe for public use. Licensee shall comply with all applicable laws and regulations and will observe all safety standards in the manufacture and sale of the Licensed Articles.

11. EXCLUSIVITY; RESTRICTIONS ON AND MANNER OF EXPLOITATION:

(a) Exclusivity: Licensor agrees while the contract between Licensor and Licensee is in effect and Licensee is meeting their obligations Licensor will not enter into another agreement with another coffee company specifically to market Wyland coffee. Should a breach of contract occur Licensor has the right to license any third party at Licensor's discretion.

(b) Premiums/Promotional Arrangements. The use of the Licensed Articles as premiums, promotional tie-ins and any other secondary use of the Licensed Articles is not licensed hereunder; such rights are reserved by Licensor and may be exercised by Licensor concurrently herewith.

(c) Restrictions on and Manner of Exploitation: The Proprietary Subject Matter shall not be used in conjunction with any other licensed name, character, symbol, design, likeness or literary of artistic material, unless any such use is expressly permitted in writing by Licensor. In no event shall the Licensed Articles be packaged for sale or distribution with other articles. The Licensed Articles shall be sold and distributed in commercial quantities and commercially reasonable assortments, sufficient to meet public demand, at competitive prices, only to jobbers, wholesalers and distributors for sales and distribution to retail stores and to retail stores for direct sale to the public, and not as close-outs or on an approval or consignment basis and not through direct mail channels.

(d) Reservation by Licensor. Licensor does not warrant or represent to Licensee that the Proprietary Subject Matter will continue to be exploited. Licensor may from time to time, at any time, discontinue, resume or change any present or future use of the Proprietary Subject Matter.

12. EVENTS OF DEFAULT; TERMINATION:

(a) Bankruptcy. If Licensee's liabilities exceeds its assets, or if Licensee becomes unable to pay its debts as they become due, or files or has filed against Licensee a petition in bankruptcy, reorganization or for the adoption of an arrangement under any present or future bankruptcy, reorganization or similar law (which petition if filed against Licensee shall not be dismissed within 30 days from the filing date), or if Licensee makes an assignment for the benefit of its creditors or is adjudicated a bankrupt, or if a receiver or trustee of all or substantially all of Licensee's property is appointed, or if Licensee discontinues its business, this Agreement shall automatically terminate forthwith without notice to Licensee.

(b) Transfer or Change of Control. If a substantial portion of the assets or controlling stock in License's business is sold or transferred, or if there is substantial change in Licensee's management, or if Licensee's property is expropriated, confiscated or nationalized by any government or if any government assumes de facto control of Licensee's business, in whole or in part, Licensee must inform Licensor in advance of such transaction and Licensor will approve or disapprove of continuation of licensing contract.

(c) Failure to Exploit. If, during any calendar quarter, Licensee fails to sell, manufacture and/or distribute commercially reasonable quantities of any Licensed Articles, Licensor may terminate this Agreement as to such Licensed Articles and/or Licensed Territory, either in whole or in part, by written notice to Licensee.

(d) Other Breaches. If Licensee fails to perform any of its obligations hereunder, Licensor may terminate this Agreement upon ten days notice, unless Licensee cures any such breach within said ten days and gives notice to Licensor thereof within that period, provided, however, that there shall be no cure period for

Licensee's failure to adhere to the approval process for Licensed
Articles as set forth in Paragraph 10 above.

(e) Effect of Termination. Upon expiration or termination of this Agreement, Licensee shall immediately stop in all respects the manufacture, sale and distribution of Licensed Articles and shall send Licensor a complete inventory report and accounting with payment of all Royalties (including any unpaid portions of the Guarantee) due within 30 days. Licensor shall have the right to enter the premises where the Licensed Articles are located to verify such inventory statement and Licensee's refusal to cooperate shall cause the forfeiture of any sell-off rights Licensee may have. Upon expiration or termination, Licensee shall have no further right to exercise the rights licensed hereunder or otherwise acquired in relation to this Agreement. Licensee agrees that its failure to stop in all respects the manufacture, sale and/or distribution upon expiration or termination of this Agreement will result in immediate irreparable damage to Licensor for which there is no adequate remedy of law, and in the event of such failure by Licensee, Wyland Galleries shall be entitled to injunctive relief.
Licensor shall be entitled to recover from Licensee, in addition to any other remedies in the event of default, reasonable attorneys' fees, costs and expenses, including collection agency fees incurred by Licensor in the enforcement of the provisions hereof. Licensor exercise of any of the foregoing remedies shall not operate as a waiver of any other rights or remedies which Licensor may have.

(f) Sell-off Rights. Upon expiration of the Term Licensee shall have a period of 90 days in which to sell-off previously manufactured Licensed Articles on a non-exclusive basis, subject to Licensee's obligation to pay Royalties on and account to Licensor for such sales. Upon expiration of the sell-off period, all remaining Licensed Articles shall upon Licensor's option be sold to Licensor at Licensee's direct cost of manufacture, excluding overhead, or Licensee shall destroy the Licensed Articles and furnish Licensor with a sworn certificate of destruction.

13. CONFIDENTIALITY: Licensee acknowledges that in connection with Licensee's exploitation of the Licensed Articles, Licensee may acquire confidential information from Licensor. Licensee agrees not to utilize any such information except as expressly permitted hereunder or to disclose to other any such information without Licensor prior written consent. Any materials embodying such confidential information shall be returned to Licensor upon expiration of termination of this Agreement, or earlier if so requested by Licensor.

14. MISCELLANEOUS:

(a) Notices. All notices and statements shall be in writing and shall together with any payments be personally delivered or sent postage prepaid to the intended party at the address set forth on the signature page of this Agreement (unless notification of a change of address is given in writing). The date of mailing of a notice or statement shall be deemed the date the notice is given or statement rendered.

(b) Waiver, Modification. The terms of this Agreement may not be waived or modified except by an agreement in writing executed by the parties hereto. The waiver by Licensor or any breach of this Agreement by Licensee must be in writing and shall not be deemed to be a waiver of any prior or succeeding breach.

(c) Relationship to Parties. Nothing herein contained shall be construed to place the parties in the relationship of partners or joint venturers and Licensee shall have no power to obligate or bind Licensor in any manner whatsoever. Subject only to Paragraph 8(a) hereof, Licensee acknowledges that it has no recourse against Licensor as a result of any claims, damages, suits and/or expenses (including attorneys' fees) arising out of or in connection with Licensee's use of the Proprietary Subject Matter.

(d) No Assignment. The rights and obligations of Licensee under this Agreement are personal to Licensee and may not be assigned, mortgaged, sub-licensed or otherwise transferred or encumbered by Licensee or by operation of law. Any purported assignment or other transfer by Licensee of any rights granted to Licensee under this Agreement shall be void and of no effect.

(e) Governing Law/Jurisdiction/Service of Process. This Agreement shall be construed in accordance with the laws of the State of California applicable to agreements executed and to be wholly performed therein. The parties hereto agree that any suit, action or proceeding arising out of or relating to this Agreement may be instituted and prosecuted in the United States District Court for the Central District of California or in any court of competent jurisdiction of the State of California located in Orange County, and the parties hereto irrevocably submit to the jurisdiction of said courts and waive any rights to object to or challenge the appropriateness of said forums. Service of process shall be in accordance with the laws of the State of California.

(f) Reserved Rights. Licensor reserves all rights not expressly granted herein.

(g) Captions. Captions of paragraphs and quotation marks appearing herein are inserted for reference and convenience only and did not define or limit the scope or intent of any provision hereof.

(h) Binding Agreement. Licensee shall have no rights hereunder and Licensor shall not be bound hereby unless and until this Agreement has been accepted in writing by Wyland International, LLC.

at its corporate headquarters located in Aliso Viejo.  If
Licensor does not accept this Agreement, the parties shall be released from all liability and this documents shall be of no force and affect.

(i) Limitation of Actions. No legal action shall be brought by Licensee under this Agreement unless commenced within 12 months from the date of the cause of action arose.

(j) Entire Agreement. There are not representations, warranties or covenants other than those set forth in this Agreement which sets forth the entire understanding among the parties hereto.

15. LICENSOR'S OPTION TO PURCHASE GOODS:  Licensor will supply
Wyland Galleries with coffee at * per bag and * notifications must occur prior to any price changes.



* Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to a Confidential Treatment Request under Rule 24-b2 of the Securities Exchange Act of 1934, as amended, filed on March 31, 1999.