Form 10QSB
period 1999-03-31
THANKSGIVING COFFEE CO INC
filed 1999-05-14
CIK 949852

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB


            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                      OR
           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________


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

                     Yes \X\                        No \ \

As of May 12, 1999, there were issued and outstanding 1,236,744 shares issued and share of common stock of the issuer.

                       THANKSGIVING COFFEE COMPANY, INC.

                                     INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                                        Page No.
          Balance Sheet at March 31, 1999 and December 31, 1998..................         3

          Statements of Income for the Three Months Ended March 31, 1999 and
          March 31, 1998.........................................................         5

          Statements of Cash Flows for the Three Months Ended March 31, 1999 and
          March 31, 1998.........................................................         6

          Notes to Financial Statements..........................................         8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..................................................         9

PART II.                     OTHER INFORMATION

Item 1.     Legal Proceedings....................................................        16

Item 2.     Changes in Securities................................................        16

Item 3.     Defaults Upon Senior Securities......................................        16

Item 4.     Submission of Matters to a vote of Security-Holders..................        16

Item 5.     Other Information....................................................        16

Item 6.     Exhibits and Reports on Form 8-K.....................................        16

                       THANKSGIVING COFFEE COMPANY, INC.

                                 Balance Sheet

                                    ASSETS

                                March 31, 1999        December 31, 1998
                                --------------        -----------------
                                Unaudited             Audited
                                ---------             -------
CURRENT ASSETS
   Cash                             $  116,260                $  89,725
   Short Term Investments                7,236                        0
   Accounts Receivable                 365,206                  412,634
   Note Receivable -                    10,000                   10,000
        Griswold
   Employee Receivable                   7,814                    4,073
   Inventory                           391,565                  473,718
   Other Receivable &
        Prepaids                        85,261                   79,956
                                    ----------              -----------
        Total Current
         Assets                        983,342                1,070,106

PROPERTY AND EQUIPMENT
Property Fixtures &
 Equipment                           2,129,023                2,097,013
   Accumulated
       Depreciation                 (1,255,865)              (1,210,609)
                                    ----------              -----------

       Total Property &
         Equipment                     873,158                  886,404

OTHER ASSETS
       Deposits And Other
         Assets                         41,584                   41,291
       Note Receivable -
         Griswold                       22,027                   22,027
       Intangibles, Net Of
         Amortization                  261,952                  264,481
                                    ----------              -----------
         Total Other Assets            325,563                  327,799
         Total Assets                2,182,063                2,284,309
                                    ==========              ===========

                See accompanying notes to financial statements.

                       THANKSGIVING COFFEE COMPANY, INC.

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                  March 31, 1999    December 31, 1998
                                  --------------    -----------------
                                  Unaudited         Audited
                                  ---------         -------
CURRENT LIABILITIES
   Accounts Payable                  $  374,927        $   454,247
   Notes Payable - Banks                 75,150             75,150
   Loan Payable - Shareholder            54,741             35,876
   Accrued Liabilities                   37,291             37,336
   Current Portion of Long-
       Term Debt                        103,391             97,280
                                     ----------        -----------
         Total Current
          Liabilities                   645,500            699,889

LONG-TERM LIABILITIES
   Notes Payable - Long-Term            831,638            862,993
   Notes Payable - Shareholder                0             22,000
   Deferred Income Taxes                      0                  0
                                     ----------        -----------
       Total Long Term
       Liabilities                      831,638            884,993

STOCKHOLDERS' EQUITY
   Common Stock - No Par Value
   1,960,000 Shares
    Authorized; 1,236,744
    Shares Issued And
    Outstanding At
    March 31, 1999                      861,618            872,816
   Additional Paid-In Capital            24,600             24,600
   Unrealized Gain on
    Investments                               0                  0
   Retained Earnings                   (181,293)          (197,989)
                                     ----------        -----------

       Total Stockholders'
        Equity                          704,925            699,427
                                     ----------        -----------
       Total Liab & Equity            2,182,063          2,284,309
                                     ==========        ===========


                See accompanying notes to financial statements.

                       THANKSGIVING COFFEE COMPANY, INC.

                       Statements Of Income (Unaudited)


                                  Three Months Ended

                                March 31,      March 31,
                                ----------     ---------
                                   1999          1998
                                ----------     ---------
Net Sales                       1,268,191      1,348,033
Cost Of Sales                     723,279        859,450
                                ---------      ---------
     Gross Profit                 544,913        488,583

OPERATING EXPENSES
   Selling, General &
     Administration               452,919        650,863
   Depreciation &
     Amortization                  44,073         42,660
                                ---------      ---------
     Total Operating
       Expenses                   496,992        693,523
                                ---------      ---------
     Operating Income
       (Loss)                      47,921       (204,940)

OTHER (INCOME) EXPENSE
   Interest (Income)                 (962)             0
   Interest Expense                30,011         32,475
   Misc. (Income) Expense           2,175          7,077
                                ---------      ---------
       Total Other (Income)
         Expense                   31,225         39,552
                                ---------      ---------
       Income (Loss) Before
         Taxes                     16,696       (244,492)
                                ---------      ---------
   Tax Expense (Credit)                 0           (162)
   Net Income (Loss)               16,696       (244,330)
                                =========      =========


                See accompanying notes to financial statements.

                       THANKSGIVING COFFEE COMPANY, INC.

                      Statements Of Cash Flow (Unaudited)

                                          Three Months Ended
                                      Mar 31, 1999      Mar 31, 1998
                                      ------------      ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net Income (Loss)                        $ 16,696         $(244,330)
Non Cash Items Included Net
   Income (Loss)
   Depreciation &
   Amortization                            49,433            46,302
   (Increase) Decrease In:

        Receivables                        43,687            33,082
        Inventory                          82,153           104,017
        Commodities Options
         Account                           (7,235)           25,714
        Prepaid Expenses/
         Other Receivables                 (5,305)           65,278
        Deposits/Other                       (293)           (9,501)
   Increase (Decrease) In:
        Accounts Payable                  (79,320)           96,115
        Accrued Liabilities                   (45)           28,299
        Deferred Inc. Taxes                     0                 0
                                         --------         ---------

     Net Cash Provided By
      Operating Activities                 99,771           144,976

CASH FLOWS FROM INVESTING
ACTIVITIES
   Purchase Of Equipment                  (32,010)          (22,528)
   Purchase Of Intangible
    Assets                                      0                 0
   Repurchase of Common
    Stock                                 (11,198)                0
   Unrealized Gain (Loss) on                    0            (3,656)
    Investments                          --------         ---------
   Net Cash Used By
     Investing Activities                 (43,208)          (26,184)
                                         --------         ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES
   (Repayment) Proceeds of
    Notes Payable                         (30,028)          (32,408)
   (Increase) Decrease of
    Notes Receivable                            0                 0
                                         --------         ---------
   Net Cash Used By
    Financing Activities                  (30,028)          (32,408)
                                         --------         ---------


                See accompanying notes to financial statements.

                       THANKSGIVING COFFEE COMPANY, INC.

                                  Three Months Ended

                               Mar 31, 1999  Mar 31 1998
                               ------------  -----------
Net Increase (Decrease) In
 Cash                                26,534       86,384

Cash, As Of January 1, 1999
 And 1998                            89,725       46,872
                                   --------     --------

Cash, As Of March 31, 1999
 And 1998                          $116,259     $133,256
                                   ========     ========


                See accompanying notes to finacial statements.

                       THANKSGIVING COFFEE COMPANY, INC.

                   Notes to Financial Statements (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments necessary for a fair presentation of the information reported (which consists only of normal recurring adjustments). Because the Company's sales have fluctuated significantly from quarter to quarter due to the holiday season and due to a variety of other factors, the results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the financial statements, including notes thereto, for the fiscal years ended December 31, 1998 and 1997, which are included in the Company's Form 10-K for the year ended December 31, 1998 filed on March 31, 1999.

At March 31, 1999 there were total borrowings of $1,064,920.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-QSB contains certain forward looking statements, which are subject to certain risks and uncertainties, including but not limited to fluctuations in the availability and costs of green coffee beans, availability and sufficiency of trade credit and other financing sources, competition in the Company's businesses, inability to secure adequate capital to fund its operations and working capital requirements, inability to successfully implement its business plan, inability to successfully renegotiate its credit agreement with Wells Fargo and other risks identified in the Company's Form 10-K for the year ended December 31, 1998.

On October 10, 1996, the Company completed its public offering of common stock. 235,744 shares were sold for an aggregate of $1,178,720. The Company currently has 1,236,744 shares issued and outstanding.

The Company continues to sublease its retail coffee shop in Fort Bragg, California (the "Cafe") to a third party which sells, among other things, the Company's coffee products. The sublease extends through January, 2001.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared With Three Months Ended March 31,
----------------------------------------------------------------------------
1998
----

Consolidated net sales for the three months ended March 31, 1999 were $1,268,191, a decrease of 6% from net sales of $1,348,033 for the same period in fiscal 1998. Income for the three months ended March 31, 1999, was $16,696 compared to a loss of $244,330 for the three months ended March 31 in fiscal 1998.

This decrease in net sales was due in part to the discontinued operations of the Cafe at the end February, 1998, and a reduction of the Company's core sales (exclusive of the sales of the Cafe and the Company's retail bakery --the "Bakery") partially offset by sales increases at the Bakery.

The core Company's's sales decreased 7% or approximately $80,000 for the three months ended March 31, 1999 compared to the same period in fiscal 1998. Wholesale revenues declined approximately $65,000 which was due to lower volume resulting from price increases initiated in fiscal 1998. Mail order sales in the three months ended March 31, 1998, decreased approximately $15,000 compared to the same period in fiscal 1998 due to the decrease in direct mailings to customers.

The Mendocino Bakery sales grew 10% or nearly $14,000 during that same period reflecting a better than expected January and higher pizza sales.

Consolidated gross margin (gross profit as a percentage of net sales) increased from 36% for the three months ended March 31, 1998 to 43% in the same period in 1999. The Company continued to implement unit price increases in organic, shade grown and other selected varieties of coffees that began in March of 1998.

The Company's core gross margins (exclusive of the Bakery, and the Cafe) increased from 40% for the three months ended March 31, 1998 to 46% in the same period of fiscal 1999, due primarily to lower costs of certain specialty green beans (including organic, shade grown, and Asian beans) and price increases implemented in its shade and organic coffee lines.

Selling, general and administrative expenses decreased 30%, from $650,863 (48% of net sales) in the three months ended March 31 1998 to $452,919 (36% of net sales) for the same period in fiscal 1999. The decrease in selling, general and administration expense is primarily due to a significant decrease in: mail order expenses of about $75,000 because of the elimination of a new catalogue and corresponding mailing expenses; personnel expenses of approximately $55,000; marketing costs by nearly $38,000 and administrative costs of almost $38,000.

Depreciation and amortization expense increased 3% from $42,660 for the three months ended March 31, 1998 to $44,073 for the same period in 1999 as a result of the purchase of additional fixed assets.

Interest expense decreased 8% from $32,475 for the three months ended March 31, 1998 to $30,011 for the same period in fiscal 1999, as a result of decreased total borrowings of $126,716 from the balance at March 31, 1998 to March 31, 1999. Interest expense as a percentage of net sales remained the same at 2.4% for both the three months ended March 31, 1999 and for the three months ended March 31, 1998.

Even though the Company incurred a gain for the three months ended March 31, 1999, it did not incur any tax expense. Management deemed the recording of any tax liability as unnecessary since the Company has sufficient tax loss carry forwards to offset taxable income in the foreseeable future.

As a result of the foregoing factors, the Company incurred a net profit of $16,696 for the three months ended March 31, 1999 compared with a net loss of $244,330 for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999 the Company had positive capital of $337,842. Net cash provided by operating activities was $99,771 for the three months ended March 31, 1999 compared to $144,976 provided by operating activities for the three months ended March 31 1998. The decrease in net cash provided by operating activities was primarily due to decreases in inventory costs and receivables offset by decreases in accounts payable. Inventory costs decreased by $82,153, primarily as a result of lower green bean costs; receivables decreased $43,687 a result of lower sales and good collections; accounts payable decreased by $79,320 during the same period. In the corresponding three month period in fiscal 1998, accounts receivable, inventory and prepaid expenses increased by $33,082, $104,017 and $65,278 respectively; accounts payable increased $96,115 and accrued liabilities increased $28,299.


Net cash used in investing activities, which primarily were the purchase of a van for approximately $17,000 and the cost to repurchase common stock from shareholders for about $11,000, was $43,208 for the three months ended March 31, 1999 as compared to $26,184 during the same period in fiscal 1998. This increase is consistent with management's budget and business plan.

Included in net cash used by financing activities during the three months ended March 31, 1999 was $30,028 net repayment of notes payables primarily for equipment capital leases; in the same period for fiscal 1998 the Company's net repayment of notes payable was $32,408.

At March 31 1999, the Company had total borrowings of $1,064,920, including $591,608 outstanding under the new note payable dated January 6, 1999. Borrowings are secured by the Company's accounts receivable, inventory, equipment, fixtures and improvements. The loan terms contain certain limitations and covenant restrictions, including limits on the incurrence of additional indebtedness.

The Company is dependent on successfully executing its business plan to achieve profitable operations, obtaining additional sources of borrowings (including normal trade credit), and securing favorable financing arrangements (including lease financing) to finance its immediate working capital needs. There can be no assurance that the Company will be successful in this regard. If the Company is not able to meet its credit obligations the Company's business could be materially and adversely affected.

The Company maintained a revolving line of credit of up to $650,000 in fiscal 1998. The credit agreement was renewed in the fourth quarter of fiscal 1998; however, in January 1999 this agreement was renegotiated and replaced with a two year note payable in the principal amount of $601,636 with a balloon payment due after the end of two years of $441,199.68. In the event that the Company is unable to renegotiate this balloon payment before it becomes due, the Company's business would be adversely effected. The company's aggregate amount of debt at March 31,1999 is $1,064,920.

The Company anticipates that its existing capital resources and cash generated from operations will be sufficient to meet its cash requirement for the next 12 months at its anticipated level of operations.

IMPACT OF THE YEAR 2000

Currently, many hardware and software systems represent year data with two rather than four digits (e.g. "01" instead of "2001"). This may cause hardware and software systems to produce erroneous results and/or to malfunction when processing dates after December 31, 1999. As a result many companies' hardware and software may need to be updated or replaced in order to correctly process dates after December 31,.

The Company has reviewed and upgraded its information technology during the past fourteen months. Since November of 1997, it has updated its main accounting software at the cost of $6,000 and its LAN software for $4,200 in November of 1998. In January of 1999 the Company reviewed its hardware to assure compliance not only for the year 2000 but also for leap year compatibility. This review, which costs $300, did not require any change in equipment. The only information technology that the Company has yet to change is its mail order software. This change is anticipated to be completed in the summer of 1999 at a cost of approximately $3,500. However, there can be no assurance that the Company will be able to complete such change on that schedule. The Company has been informed by its vendors that other information technology such as telephone and alarm systems are either compliant or not date sensitive.

The Company is in the process of reviewing its non-information technology such
as roasters, fillers and sealers with embedded chips.   The Company has received
verbal acknowledgment from manufacturers for the above that these roasters, fillers and sealers are compliant or not date sensitive.

The Company's major bank, Wells Fargo, has publicly stated that their systems will be year 2000 compliant.

The Company has begun to poll its vendors and customers as to their ability to cope with the year 2000 computer and other related issues. The Company anticipates having this vendor/customer program completed by August, 1999, and preparing a contingency plan if its largest vendors and customers cannot be year 2000 compliant. There can be no assurances, however, that the Company will be able to complete such program on that schedule or that any contingency plan will be successful.

The Company generates alternative power through diesel generators to maintain plant running schedules in the event of power failures. However, accounting system applications would not operate and would have to be recorded manually because of the unfavorable effect of generator power on computers. The Company's's ability to run on these generators is directly related to its ability to obtain diesel fuel. Currently there is no problem in procuring diesel fuel. The Company has received verbal assurances from the local telephone Company that telephones would continue to operate.

The Company expects that most reasonably likely worst case year 2000 compliance scenarios to include failure of the Company's accounting systems and disruptions in the operations of third parties due to their failure to attain year 2000 compliance. Any such failures could impact the Company by causing delays in:
(i) the delivery of coffee and other products to the Company, (ii) the obtaining of customer orders and the delivery of the Company's products and (iii) the receipt of payments from the Company's customers. The severity of these possible problems would depend on the magnitude of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at the time.

The project is estimated to be completed not later than December 31, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operation problems for its computer systems.


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

SEASONALITY AND OTHER FACTORS AFFECTING PERFORMANCE

The Company's business is seasonal in nature. The seasonal availability of green bean coffee in the first two quarters of the year and increased sales in the last quarter historically creates a high use of cash and a build up in inventories and increase in the first two quarters with a corresponding decrease in inventory and increase in cash in the last quarter. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Furthermore, past seasonal patterns are not necessarily indicative of future results. The Company's future results of operations and earnings could be significantly affected by other factors , such as changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green coffee beans, increased competition with the Company's businesses, variances from budgeted sales mix and growth rate, consumer acceptance of the Company's new products, inability to secure adequate capital to fund its operations and working capital requirements, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to produce coffee and tea, weather and other natural disasters. There can be no assurance that sales will increase in future quarters.

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

At present, there is no pending litigation or proceeding involving any director, officer, employee or agent of the Company where indemnification would be required or permitted. The Company is not aware of any pending or threatened ligation or proceeding that might result in a claim for such indemnification.

SUMMARY OF RECENT DEVELOPMENTS

In the first quarter of 1999 the Board of Directors has authorized the minimum repurchase of the Company's common stock up to an amount not to exceed 5% of the Company's net income calculated quarterly on a year to date basis. Any repurchases are subject to certain legal requirements and the covenants associated with the Company's debts.

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

- Not Applicable -

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.  Exhibits

            27.1          Financial Data Schedule (electronic only).

        b.  Form 8-K

No reports on Form 8-K were filed during the period from January 1, 1999 through March 31, 1999.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name                             Title                        Date
----                             -----                        ----



/s/ Paul Katzeff         Chief Executive Officer           May 13, 1999
----------------
   Paul Katzeff



/s/ Joan Katzeff         President                         May 13, 1999
----------------
   Joan Katzeff

                                 EXHIBIT INDEX



27.1    Financial Data Schedule (electronic only).