Form 10QSB
period 1999-06-30
THANKSGIVING COFFEE CO INC
filed 1999-08-13
CIK 949852

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          FORM 10-QSB


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

                               OR
    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________ to ____________

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

               Yes \X\                       No \ \

As of August 12, 1999, there were issued and outstanding
1,236,744 shares issued and share of common stock of the issuer.

             THANKSGIVING COFFEE COMPANY, INC.

                           INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                       Page No.
          Balance Sheet at June 30, 1999 and
          December 31, 1998                               [ ]

          Statements of Income for the Three Months
          Ended June 30, 1999 and June 30, 1998 and for
          the Six Months Ended June 30, 1999 and June
          30, 1998                                        [ ]

          Statements of Cash Flows for the Six Months
          Ended June 30, 1999 and June 30, 1998           [ ]

          Notes to Financial Statements                   [ ]

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations   [ ]


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                               [ ]

Item 2.   Changes in Securities                           [ ]

Item 3.   Defaults Upon Senior Securities                 [ ]

Item 4.   Submission of Matters to a vote of Security-
          Holders                                         [ ]

Item 5.   Other Information                               [ ]

Item 6.   Exhibits and Reports on Form 8-K                [ ]

               THANKSGIVING COFFEE COMPANY, INC.

                  Consolidated Balance Sheet


                             Jun 30, 1999  Dec 31, 1998
                             Unaudited     Audited
ASSETS
  Jun 30, 1999Dec 31, 1998
     (Unaudited)Audited
CURRENT ASSETS
    Cash                           64,520      89,725
    Short Term Investments              0           0
    Accounts receivable           347,028     412,634
    Note Receivable -              10,000      10,000
   Griswold
    Employee receivable             7,443       4,073
    Inventory                     460,430     473,718
    Other receivables and         140,421      79,956
    prepaids                    _________   _________

      Total Current Assets      1,029,842   1,070,106

PROPERTY AND EQUIPMENT
    Property, fixtures and      2,172,451   2,097,013
    equipment
    Accumulated depreciation  (1,303,351) (1,210,609)
                              ___________ ___________

      Total Property and          869,100     886,404
      Equipment

OTHER ASSETS
    Deposits and other assets      42,340      41,291
    Note Receivable -              22,028      22,028
    Griswold
    Intangibles, net of           259,374     264,480
    amortization                  _______     _______

      Total Other Assets          323,742     327,799

    Total Assets                2,222,684   2,284,309
                                =========   =========

See accompanying notes to financial statements

              THANKSGIVING COFFEE COMPANY, INC.

                 Consolidated Balance Sheet

             LIABILITIES AND STOCKHOLDERS' EQUITY

                            Jun 30, 1999  Dec 31, 1998
                            (Unaudited)     Audited
CURRENT LIABILITIES
   Accounts payable              468,750      454,247
   Notes payable-banks            75,150       75,150
   Loan payable-shareholder       19,752       35,876
   Accrued liabilities            12,433       37,336
   Current portion of long        92,222       97,280
   term debt                     _______      _______

      Total Current              668,307      699,889
      Liabilities

LONG TERM  LIABILITIES
   Note payable-long term        811,129      862,993
   Notes Payable -                22,000       22,000
   Shareholder
   Deferred income taxes               0            0
                                 _______      _______

     Total Long Term             833,129      884,993
     Liabilities

STOCKHOLDERS' EQUITY
   Common stock - no par         861,618      872,816
   value
     1,960,000 shares
     authorized;
     1,236,744 shares
     issued and outstanding at
     September 30, 1998

   Additional paid-in             24,600       24,600
   capital
   Unrealized Gain on                  0            0
   Investments
   Retained earnings           (164,970)    (197,989)
                               _________    _________

     Total Stockholders'         721,248      699,427
     Equity                    _________    _________

Total Liabilities and          2,222,684    2,284,309
Stockholders' Equity           =========    =========

                THANKSGIVING COFFEE COMPANY, INC.

                Statements of Income (Unaudited)

                          Three                  Six
                         Months               Months
                          Ended                Ended
                        June 30              June 30
                           1999      1998       1999      1998
                      _________ _________  _________ _________

Net Sales             1,333,859 1,445,071  2,602,051 2,793,104
Cost of Sales           724,124   860,149  1,447,403 1,719,599
   Gross Profit         609,735   584,922  1,154,648 1,073,505

Operating Expenses
   Selling, General &   514,762   596,657    967,681 1,247,520
   Administrative
   Depreciation &        46,265    40,746     90,338    83,406
   Amortization         _______   _______  _________ _________

     Total Operating    561,027   637,403  1,058,019 1,330,926
     Expenses

     Operating Income    48,708  (52,481)     96,629 (257,421)

Other (Income)Expense
   Interest (Income)      (365)   (1,519)    (1,327)   (1,519)
   Interest Expense      30,634    34,768     60,645    67,243
   Miscellaneous          2,116     1,001      4,292     8,078
   Expense(Income)       ______    ______    _______   _______

     Total Other         32,385    34,250     63,610    73,802
     (Income) Expense

     Income (Loss)       16,323  (86,731)     33,019 (331,223)
     Before Taxes

Tax Expense (Credit)          0  (65,736)          0  (65,898)

Net Income (Loss)        16,323  (20,995)     33,019 (265,325)

                THANKSGIVING COFFEE COMPANY, INC.
               Statements Of Cash Flow (Unaudited)

                                                 6 Months     6 Months
                                                    Ended        Ended
                                             Jun 30, 1999 Jun 30, 1998
                                             ____________ ____________

CASH FLOWS FROM OPERATING ACTIVITIES
____________________________________

Net income (loss)                                  33,019   (265,325)
Non cash items included in net income loss):
   Depreciation and amortization                  101,098      91,911
   (Gain)Loss on Disposal of Assets                     0           0
(Increase) Decrease in:
   Short Term Investments                               0      31,400
   Receivables                                     62,236      18,617
   Inventory                                       13,288      91,588
   Commodities Options Account                          0           0
   Prepaid expenses/Other Receivables            (60,465)     133,308
   Deposits/Other Assets                          (1,050)    (38,866)

Increase (Decrease) in:
Accounts payable                                   14,503      75,473
Accrued liabilities                              (15,336)      65,132
Deferred Income Taxes                                   0    (66,535)

Net cash provided (used) by Operating             147,293     136,703
Activities

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, equipment           (75,439)    (45,500)
Purchase of intangible assets                           0           0
Proceeds from Sale of Equipment                         0       1,000
Repurchase of Common Stock                       (11,198)
Unrealized (Loss) Gain on Investments                   0     (3,656)
Adjustment to Retained Earnings

Net cash provided (used) by Investing            (86,637)    (48,156)
Activities

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds (Repayment) of notes payable           (85,861)    (83,703)
(Increase) Decrease in notes receivable                 0      37,477

Net cash provided (used) by Financing            (85,861)    (46,226)
Activities

             Net Increase (Decrease) in Cash     (25,205)      42,321
  Cash balance, as of January 1, 1999 & 1998       89,725      46,872
    Cash balance, as of June 30, 1999 & 1998       64,520      89,193

                THANKSGIVING COFFEE COMPANY, INC.

            Notes to Financial Statements (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments necessary for a fair presentation of the information reported (which consists only of normal recurring adjustments). Because the Company's sales have fluctuated significantly from quarter to quarter (See Seasonality and Other Factors Affecting Performance section) due to the holiday season and a variety of other factors, the results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the financial statements, including notes thereto, for the fiscal years ended December 31, 1998 and 1997, which are included in the Company's Form 10-K for the year ended December 31, 1998 filed on March 31, 1999.

Note 2 - Borrowings

At June 30, 1999 there were total borrowings of $1,020,253.  The
Company had no lines of credit open at this point in time.

Note 3 - Impact of the Year 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00"as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities. (See Impact of the Year 2000 enclosed.)

The dates and cost estimates on which the Company believes it will complete the Year 2,000 modifications are based on management's best estimates, which are derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Note 4 - Commitments and Contingent Liabilities

On May 18, 1999, Jeffrey E. Oberfelder initiated an action against the Company in the Superior Court of Mendocino County, California (Matter No. 81151). He claims that the Company wrongfully terminated him from his position as a commissioned salesman. Oberfelder seeks an accounting, payment of accrued commissions, and payment of commissions into the indefinite future. The Company believes the claims are without merit and intends to vigorously defend against this matter. The ultimate outcome of this matter cannot be determined at this time, and a substantial judgment against the Company could have a material adverse impact on its financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

This Form 10-QSB contains certain forward looking statements, which are subject to certain risks and uncertainties including but not limited to fluctuations in the availability and costs of green coffee beans, availability and sufficiency of trade credit and other financing sources, competition in the Company's businesses, inability to secure adequate capital to fund its operations and working capital requirements, inability to successfully implement its business plan, inability to successfully extend the credit agreement with Wells Fargo and other risks identified in the Company's Form 10-K for the year ended December 31, 1997.

On October 10, 1996, the Company completed its public offering of common stock. 235,744 shares were sold for an aggregate of $1,178,720. The Company currently has 1,236,744 shares issued and outstanding.

The Company continues to sublease its retail coffee shop in Fort
Bragg, California (the "Cafe") to a third party which sells, among other things, the Company's coffee products. The sublease extends through January 2001.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared With Three Months Ended
June 30, 1998

Consolidated net sales for the three months ended June 30, 1999 were $1,333,859, a decrease of 8% from net sales of $1,445,071 for the same period in fiscal 1998. Income for the three months ended June 30, 1999, was $16,323 compared to a loss of $20,995 for the three months ended June 30 in fiscal 1998.

The decrease in net sales was due to a decrease in coffee sales of 8% or $98,000, resulting from lower volume in the Company's route distribution system caused by price increases initiated in mid to late 1998. Sales outside of the route system and in the direct marketing division were up slightly for the quarter.
Sales for the quarter for the bakery division were flat with last year.

Gross margin (gross profit as a percentage of net sales) increased to 46% for the three months ended June 30, 1999 from 40% in the same period in 1998.

The Company's coffee gross margins (exclusive of the Bakery) increased from 42% for the three months ended June 30, 1998 to 48% in the same period of fiscal 1999. Lower cost of green beans coupled with improved efficiency and higher selling prices improved overall gross margins.

Selling, general and administrative expenses decreased nearly 14%, from $596,657 (41% of net sales) in the three months ended June 30, 1998 to $514,762 (39% of net sales) for the same period in fiscal 1999. The decrease in selling, general and administration expense is primarily due to a significant decrease in mail order expenses of $35,000 because of the elimination of a catalogue and corresponding mailing expenses and a decrease in personnel expenses of approximately $50,000.

Depreciation and amortization expense increased nearly 14% from $40,746 for the three months ended June 30, 1998 to $46,265 for the same period in 1999 as a result of the purchase of additional fixed assets.

Interest expense decreased 12% from $34,768 for the three months ended June 30, 1998 to $30,634 for the same period in fiscal 1999, as a result of decreased total borrowings of $138,635 from the balance at June 30, 1998 to June 30, 1999. Interest expense as a percentage of net sales decreased slightly to 2.3% for the three months ended June 30, 1999 from 2.4% for the three months ended June 30, 1998.

Even though the Company incurred a gain for the three months ended June 30, 1999, it did not incur any tax expense. Management deemed the recording of any tax liability as unnecessary since the Company has sufficient tax loss carry forwards to offset taxable income in the foreseeable future.

As a result of the foregoing factors, the Company incurred a net profit of $16,323 for the three months ended June 30, 1999 compared with a net loss of $20,995 for the three months ended
June 30, 1998.

Six Months Ended June 30, 1999 Compared With Six Months Ended
June 30, 1998

Consolidated net sales for the six months ended June 30, 1999 were $2,602,051, a decrease of 7% over net sales of $2,793,104 for the same period in 1998. Of this decline, $16,000 was due to lost sales because the close of the cafe in February 1998, $12,000 was due to a decrease in direct marketing sales and $163,053 was due to a decrease in direct distribution because of increased prices. The Bakery sales grew 4% or $13,000 during the same time period.

Gross margin (gross profit as a percentage of net sales) increased from 40% for the six months ended June 30, 1998 to 46% for the same period in 1999. The Company's core coffee gross margins increased from 41% for the six months ended June 30, 1998 to 47% in the same period of fiscal 1999. Higher selling prices offset by lower green bean costs and improved efficiency in manufacturing and roasting resulted in improved margins.

Selling, general and administrative expenses decreased 22% from $1,247,520(45% of net sales) in the six months ended June 30, 1998 to $967,681 (37% of net sales) in the six months ended June 30, 1999. The decrease in selling, general and administrative expense is primarily due to decreasing mail order expenses of $60,000, reduced personnel expense of approximately $100,000, and lower administrative expenses of nearly $100,000.

Depreciation and amortization expenses increased 8% from $83,406 for the six months ended June 30,1998 to $90,338 for the same period in 1999 as a result of equipment purchases in the intervening period.

Interest expense decreased 10% from $67,243 for the six months ended June 30, 1998 to $60,645 for the six months June 30, 1999 as a result of lower total borrowings. Interest expense as a percentage of net sales decreased from 2.4% for the six months ended June 30, 1998 to 2.3% for the six months ended June 30, 1999.

As a result of the foregoing factors, the Company incurred a net profit of $33,019 for the six months ended June 30, 1999 compared with a net loss of $265,325 for the six months ended June 30, 1998.

Even though the Company incurred a gain for the six months ended June 30, 1999, it did not incur any tax liability. Management deemed the recording of any tax liability as unnecessary since the Company has sufficient tax loss carry forwards to offset taxable income in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999 the Company had positive capital of $361,535. Net cash provided by operating activities was $147,293 for the six months ended June 30, 1999 compared to $136,703 provided by operating activities for the six months ended June 30, 1998. Of the $147,293, $33,019 was generated by net income, $101,098 was provided by deprecation and amortization, and $62,236 was provided by a reduction in receivables as a result of good collections. These funds were offset by an increase in prepaid expenses and other receivables of $60,465.

In the corresponding six month period in fiscal 1998, the funds provided from operating activities consisted primarily of a net loss of $265,325 offset by depreciation and amortization of $91,911 and decreases in use of funds for inventory purchases of $91,588 because of lower green bean costs, the decreases of $133,308 in prepaid expenses and other receivables in addition to a net increase in current liabilities of 74,070.

Net cash used in investing activities for the six months ended June 30, 1999 was approximately $75,000, which primarily represents the upgrade of the on-line internet web site and catalogue of approximately $17,000, the purchase of two used fifteen foot high cube vans for approximately $40,000, and the purchase of brewing equipment of approximately $10,000. It also includes the cost to repurchase common stock from shareholders for about $11,000. During the same period in fiscal 1998 about $45,000 was spent of the purchase of property plant and equipment. This increase is consistent with management's budget and business plan.

Included in net cash used by financing activities during the six months ended June 30, 1999 was $85,861 net repayment of notes payables primarily for equipment capital leases and the Wells Fargo bank loan. In the same period for fiscal 1998 the Company repaid $83,703 of notes payable in addition to a net decrease of notes receivable for $37,477.

At June 30, 1999 the Company had total borrowings of $1,020,253, including $576,566 outstanding under the new note payable dated January 6, 1999. Borrowings are secured by the Company's accounts receivable, inventory, equipment, fixtures and improvements. The loan terms contain certain limitations and covenant restrictions, including limits on the occurrence of additional indebtedness. At June 30,1999, the Company had no open lines of credit.

The Company is dependent on successfully executing its business plan to achieve profitable operations, obtaining additional sources of borrowings (including normal trade credit), and securing favorable financing arrangements (including lease financing) to finance its immediate working capital needs. There can be no assurance that the Company will be successful in this regard. If the Company is not able to meet its credit obligations the Company business could be materially and adversely affected.

The Company maintained a revolving line of credit of up to $650,000 in fiscal 1998. The credit agreement was renewed in the fourth quarter of fiscal 1998; however, in January 1999 this agreement was renegotiated and replaced with a two-year note payable in the principal amount of $601,636 with a balloon payment due after the end of two years of $441,199.68. In the event that the Company is unable to renegotiate this balloon payment before it becomes due, the Company's business would be adversely effected.

The Company anticipates that its existing capital resources and cash generated from operations will be sufficient to meet its cash requirement for the next 12 months at its anticipated level of operations.

IMPACT OF THE YEAR 2000

Currently, many hardware and software systems represent year data with two rather than four digits (e.g. "01" instead of "2001"). This may cause hardware and software systems to produce erroneous results and/or to malfunction when processing dates after December 31, 1999. As a result, much of the hardware and software of many companies may need to be updated or replaced in order to correctly process dates after December 31, 1999.

The Company has reviewed and upgraded its information technology during the past seventeen months. Since November 1997, it has updated its main accounting software at the cost of $6,000 and its LAN software for $4,200 in November of 1998. In January of 1999 the Company reviewed its hardware to assure compliance not only for the year 2000 but also for leap year compatibility.
This review, which costs $300, did not require any change in equipment. The only information technology that the Company has yet to adapt is its mail order software. This change is scheduled to be complete by the end of December 1999 at a cost of approximately $3,500. However, there can be no assurance that the Company will be able to complete such change on that schedule. The Company has been informed by its vendors that other information technology such as telephone and alarm systems are either compliant or not date sensitive. Currently, this part of the project is 70% complete.

The Company is in the process of reviewing its non-information technology such as roasters, fillers and sealers with embedded
chips.   The Company has received verbal acknowledgment from
manufacturers for the above that these roasters, fillers and sealers are compliant or not date sensitive. This project is 25% complete. Wells Fargo, the major bank of the Company, has publicly stated its systems will be year 2000 compliant.

The Company has begun to poll its vendors and customers as to their ability to cope with the year 2000 computer and other related issues. The Company anticipates having this vendor/customer program completed by October 1999 and will prepare a contingency plan of its largest vendors and customers who cannot be year 2000 compliant. There can be no assurances; however, that the Company will be able to complete such program on that schedule or that any contingency plan will be successful. This project is 35% complete.

The Company generates alternative power through diesel generators to maintain plant operation schedules in the event of power failures. However, accounting system applications would not operate and would have to be recorded manually because of the unfavorable effect of generator power on computers. The ability of the Company to run on these generators is directly related to its ability to obtain diesel fuel. Currently there is no problem in procuring diesel fuel. The Company has received verbal assurances from the local Telephone Company that service would not be affected.

The Company expects that the "most reasonably likely worst" {sic} case for year 2000 compliance scenarios to include failure of the accounting systems and disruptions in the operations of third parties due to their failure to attain year 2000 compliance. Any such failures could impact the Company by causing delays in: (i) the delivery of coffee and other products to the Company, (ii) the obtaining of customer orders and the delivery of Company products and (iii) the receipt of payments from Company customers. The severity of these possible problems would depend on the magnitude of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at the time.

The project completion date is December 31, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operation problems for its computer systems.

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

SEASONALITY AND OTHER FACTORS AFFECTING PERFORMANCE

The Company business is seasonal in nature. The seasonal availability of green bean coffee in the first two quarters of the year and increased sales in the last quarter historically creates a high use of cash and a build up in inventories and increase in the first two quarters with a corresponding decrease in inventory and increase in cash in the last quarter. Because of the seasonality of the Company business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Furthermore, past seasonal patterns are not necessarily indicative of future results. The future Company results of operations and earnings could be significantly affected by other factors, such as changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green coffee beans, increased competition, variances from budgeted sales mix and growth rate, consumer acceptance of new products, inability to secure adequate capital to fund its operating losses and working capital requirements, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to produce coffee and tea, weather and other natural disasters. There can be no assurance that sales will increase in future quarters.

INDEMNIFICATION MATTERS

The Company Bylaws provide that the Company may indemnify its directors, officers, employees and other agents to the fullest extent permitted by California law. The Company believes that indemnification under its Bylaws also permits the Company to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether California law would permit indemnification. The Company maintains such liability insurance for its directors and certain officers and employees.

At present, there is no pending litigation or proceeding involving any director, officer, employee or agent of the Company where indemnification would be required or permitted. The
Company is not aware of any pending or threatened litigation or proceeding that might result in a claim for such indemnification.

SUMMARY OF RECENT DEVELOPMENTS

In the first quarter of 1999 the Board of Directors has authorized the minimum repurchase of Company common stock up to an amount not to exceed 5% of the Company net income calculated quarterly on a year to date basis. Any repurchases are subject to certain legal requirements and the covenants associate with Company debt.

The Company is actively pursuing the sale of Bakery and has listed the business with a real estate agent.

                PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the discussion in "Note 4 - Commitments and Contingent
Liabilities" in the Notes to Financial Statements in Part I hereof, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES

- Not Applicable -

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- Not Applicable -

ITEM 4. SUBMISSION OF MATTERS TO a VOTE OF SECURITY HOLDERS

- Not Applicable -

ITEM 5. OTHER INFORMATION

- Not Applicable -

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a0  Exhibits

            27.1  Financial Data Schedule (electronic only).

        b0  Form 8-K

No reports on Form 8-K were filed during the period from January
1, 1999 through June 30, 1999.

                         SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name                   Title                      Date



/s/ Paul Katzeff     Chief Executive Officer    August 13, 1999
    Paul Katzeff



/s/ Joan Katzeff     President                  August 13, 1999
    Joan Katzeff

                       EXHIBIT INDEX



27.1            Financial Data Schedule (electronic only).