Form 10QSB
period 1999-09-30
THANKSGIVING COFFEE CO INC
filed 1999-11-09
CIK 949852

             U.S. SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB


       /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended September 30, 1999

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

               Yes \X\                       No \ \

As of November 10, 1999, there were issued and outstanding
1,236,744 shares issued and share of common stock of the issuer.

               THANKSGIVING COFFEE COMPANY, INC.


                           INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                               Page No.
          Balance Sheet at September 30, 1999 and
          December 31, 1998                                     [ ]


          Statements of Income for the Three Months Ended
          September 30, 1999 and September 30, 1998 and for
          the Nine Months Ended September 30, 1999 and
          September 30, 1998                                    [ ]

          Statements of Cash Flows for the Nine Months
          Ended September 30, 1999 and September 30, 1998       [ ]


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


Item 3.   Defaults Upon Senior Securities                       [ ]


Item 4.   Submission of Matters to a vote of Security-
          Holders                                               [ ]


Item 5.   Other Information                                     [ ]


Item 6.   Exhibits and Reports on Form 8-K                      [ ]

               THANKSGIVING COFFEE COMPANY, INC.


                  Consolidated Balance Sheet


                             Sept 30, 1999  Dec 31, 1998
                                Unaudited     Audited
ASSETS

CURRENT ASSETS
    Cash                           45,219      89,725
    Accounts receivable           390,003     412,634
    Note Receivable - Griswold     10,000      10,000
    Employee receivable             6,819       4,073
    Inventory                     397,816     473,718
    Other receivables and         104,295      79,956
    Prepaids                    _________   _________

      Total Current Assets        954,151   1,070,106


                             Sept 30, 1999  Dec 31, 1998
                                Unaudited     Audited

PROPERTY AND EQUIPMENT
    Property, fixtures and      2,220,560   2,097,013
    Equipment
Accumulated depreciation      (1,354,238) (1,210,609)
                              ___________ ___________

      Total Property and          866,322     886,404
      Equipment

OTHER ASSETS
    Deposits and other assets      45,100      41,291
    Note Receivable - Griswold     22,028      22,028
    Intangibles, net of           255,196     264,480
    amortization                  _______     _______

      Total Other Assets          322,324     327,799


      Total Assets              2,142,797   2,284,309
                                =========   =========

See accompanying notes to financial statements

              THANKSGIVING COFFEE COMPANY, INC.


                 Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS' EQUITY

                             Sept 30, 1999  Dec 31, 1998
                               (Unaudited)     Audited
CURRENT LIABILITIES
   Accounts payable              341,416      454,247
   Notes payable-banks            75,150       75,150
   Loan payable-shareholder       19,752       35,876
   Accrued liabilities            37,393       37,336
   Current portion of long        97,280       97,280
   term debt                     _______      _______


      Total Current              570,991      699,889
      Liabilities


LONG TERM  LIABILITIES
   Note payable-long term        775,060      862,993
   Notes Payable -                17,000       22,000
   Shareholder
                                 _______      _______


     Total Long Term             792,060      884,993
     Liabilities


                              Sept 30, 1999  Dec 31, 1998
                               (Unaudited)     Audited

STOCKHOLDERS' EQUITY
   Common stock - no par           861,618      872,816
    1,960,000 shares authorized;
    1,236,744 shares issued and
    outstanding at September 30,
    1999
    Additional paid-in capital     24,600       24,600
    Investments
    Retained earnings            (106,472)    (197,989)
                                _________    __________

      Total Stockholders'         779,746      699,427
      Equity                    _________    __________


 Total Liabilities and          2,142,797    2,284,309
 Stockholders' Equity           =========    ==========

                THANKSGIVING COFFEE COMPANY, INC.

                Statements of Income (Unaudited)

                          Three                 Nine
                         Months               Months
                          Ended                Ended
                        Sept 30              Sept 30
                           1999      1998       1999      1998
                      _________ _________  _________ _________

Net Sales             1,451,989 1,377,239  4,054,040 4,170,343
Cost of Sales           792,622   779,638  2,240,025 2,499,237
   Gross Profit         659,367   597,601  1,814,015 1,671,106


Operating Expenses
   Selling, General &   519,518   475,641  1,487,199 1,723,161
   Administrative
   Depreciation &        49,604    42,676    139,942   126,082
   Amortization         _______   _______  _________ _________


     Total Operating    569,122   518,317  1,627,141 1,849,243
     Expenses


     Operating Income    90,246    79,284    186,875  (178,137)

Other (Income)Expense
   Interest (Income)       (979)  (   281)    (2,306)   (1,800)
   Interest Expense      29,807    29,310     90,452    96,553
   Miscellaneous          2,054     1,298      6,346     9,375
   Expense(Income)       ______    ______    _______   _______

     Total Other         30,882    30,327     94,492   104,128
     (Income) Expense


                          Three                 Nine
                         Months               Months
                          Ended                Ended
                        Sept 30              Sept 30
                           1999      1998       1999      1998
                      _________ _________  _________ _________

  Income (Loss)          59,363    48,957     92,382  (282,265)
    Before Taxes

Tax Expense (Credit)        866         0        866   (65,897)


Net Income (Loss)        58,497    48,957     91,516  (216,368)

                THANKSGIVING COFFEE COMPANY, INC.


               Statements Of Cash Flow (Unaudited)

                                            9 Months    9 Months
                                               Ended       Ended
                                             Sept 30     Sept 30
                                                1999        1998
                                            --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                             91,516    (216,368)
Non cash items included in net income (loss):
   Depreciation and amortization              156,162    139,955
   Receivables                                 19,885     30,738
   Inventory                                   75,902     90,456
   Commodities Options Account                      0     26,389
   Prepaid expenses/Other Receivables         (24,339)   133,817
   Deposits/Other Assets                       (3,809)   (38,200)


Increase (Decrease) in:
Accounts payable                             (112,831)      (361)
Accrued liabilities                                57     38,188
Deferred Income Taxes                               0    (66,535)


Net cash provided (used) by Operating         202,544    138,079
Activities


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, equipment       (123,547)   (50,034)
Purchase of intangible assets                  (3,250)         0
Proceeds from Sale of Equipment                     0      1,000
Repurchase of Common Stock                    (11,198)         0
Unrealized (Loss) Gain on Investments               0     (3,656)
Adjustment to Retained Earnings


Net cash provided (used) by Investing        (137,994)   (52,690)
Activities

                                            9 Months    9 Months
                                               Ended       Ended
                                             Sept 30     Sept 30
                                                1999        1998
                                            --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (Repayment) of notes payable       (109,057)   (120,192)
(Increase) Decrease in notes receivable            0      46,973


Net cash provided (used) by Financing       (109,057)    (73,219)
Activities

Net Increase (Decrease) in Cash              (44,507)     12,170
Cash balance, as of January 1, 1999 & 1998    89,725      46,872
Cash balance, as of Sept 30, 1999 & 1998      45,219      59,041

                 THANKSGIVING COFFEE COMPANY, INC.


               Notes to Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments necessary for a fair presentation of the information reported (which consists only of normal recurring adjustments). Because the Company's sales have fluctuated significantly from quarter to quarter (See Seasonality and Other Factors Affecting Performance section) due to the holiday season and a variety of other factors, the results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the financial statements, including notes thereto, for the fiscal years ended December 31, 1998 and 1997, which are included in the Company's Form 10-K for the year ended December 31, 1998 filed on March 31, 1999.

Note 2 - Borrowings

At September 30, 1999 there were total borrowings of $984,242.
The Company had no lines of credit open at this point in time.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared With Three Months
Ended September 30, 1998

Consolidated net sales for the three months ended September 30, 1999 were $1,451,989, an increase of 5.4% from net sales of $1,377,239 for the same period in fiscal 1998. Such increase was a result of new sales programs such as End the Embargo on Cuba, fair traded coffees and new items added to our routes to build volume in existing customers. Sales for the quarter for the
bakery     division were flat with last year.   Net income for
the three months ended September 30, 1999, was $59,363 compared to net income of $48,957 for the three months ended September 30, 1998 or up 21%.

Gross margin (gross profit as a percentage of net sales) increased by two percentage points from 43.3% for the three months ended September 30, 1998 to 45.4% for the period ending

September 30, 1999.   Coffee Company margins (exclusive of the
Bakery) increased to 48% for the three months ended September 30, 1999 from 40% for the same period in 1998. Lower cost of green beans coupled with improved efficiency in manufacturing and roasting resulted in higher margins.

Selling, general and administrative expenses increased nearly $44,000 for the three months ended September 30, 1998 from $475,641 to $519,518 at September 30, 1999. This increase was a result of additional promotional spending, both on the Internet and traditional sales venues of $16,000, higher legal, audit and professional fees of $17,000 and $10,000 for additional personnel to develop materials and programs for the End the Embargo coffee, fair trade coffee, relief supplies to Nicaragua for the survivors of Hurricane Mitch and to perform an environmental audit of the Company.

Depreciation and amortization expenses increased 16% from $42,676 for the three months ended September 30, 1998 to $49,604 for the same period in 1999. Increases in fixed assets resulted in higher depreciation.

Interest expense was comparable at $29,000 for both the three month period ended September 30, 1999 and September 30, 1998.

Even though the Company realized a profit for the three months ended September 30, 1999 of nearly $59,000, it incurred only a minor tax expense for restatement of 1997 state tax. Management deemed the recording of any tax liability as unnecessary since the Company has sufficient tax loss carry forwards to offset taxable income in the foreseeable future.

As a result of the foregoing factors, the Company incurred a net profit of $58,497 for the three months ended September 30, 1999 compared with a profit of $48,957 for the three months ended
September 30, 1998.

Nine Months Ended September 30, 1999 Compared With Nine Months
Ended September 30, 1998

Consolidated net sales for the nine months ended September 30, 1999 were $4,054,040, a decrease of 3% over net sales of $4,170,343 for the same period in 1998. Of this decline, $16,000 was due to lost sales because of the close of the cafe in February, 1998, $40,000 due to a drop in volume of the route distribution as the Company rationalized some accounts and $60,000 due to decreased national sales as a result of slower business in the Company's Far East accounts, offset by improvements in sales noted in the third quarter comparisons above.

Gross margin (gross profit as a percentage of net sales)
increased from 40% for the nine months ended September 30, 1998
to nearly 45% for the same period in 1999.   Higher selling
prices coupled with lower green bean costs and improved efficiency in manufacturing and roasting improved margins.

Selling, general and administrative expenses decreased 14% from $1,723,161 in the nine months ended September 30, 1998 to $1,487,199 in the nine months ended September 30, 1999, or nearly $236,000. This reduction is a result of decreasing mail order costs of $40,000, reduced personnel expense of $80,000, and lower administrative expenses of nearly $90,000. However, as noted above, operating expenses for the third quarter of 1999 actually increased because of higher spending for promotions and legal and audit fees.

Depreciation and amortization expenses increased by nearly
$14,000 from $126,082 for the nine months ended September 30, 1998 to $139,942 for the same period in 1999. Higher depreciation was a result of newly acquired fixed assets.

Interest expense was down approximately $6,000 from $96,553 for the nine months September 30, 1998 to $90,452 for the same period in 1999. Lower borrowings as a result of payoff of some debt during the year resulted in lower interest expense.
However, because of the mix of prime and fixed debt arrangements, an increasing prime could increase the interest expense of the Company.

As a result of the foregoing factors, the Company realized a net profit of $91,516 for the nine months ended September 30, 1999 compared to a loss of $216,368 for the nine months ended
September 30, 1998.

Even though the Company realized a gain for the nine months ended September 30, 1999, it incurred only a small tax liability (established for re-filing of 1997 state tax). Management deemed the recording of any tax liability as unnecessary since the Company has sufficient tax loss carry forwards to offset taxable income in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999 the Company had positive capital of $383,160. Net cash provided by operating activities was $202,544 for the nine months ended September 30, 1999 compared to $138,079 for the same period in 1998. Of the cash generated in 1999, approximately $92,000 was a result of net income. Depreciation and amortization (non cash expenses of the Company) totaling $156,000 was offset by reductions in accounts receivable of $20,000 which was a result of better collections and a $75,000
drop in inventory as a result of a lower bean costs.   In the
corresponding nine month period in fiscal 1998, because the Company sustained a loss, its cash was generated by depreciation and balance sheet changes offset by the loss.

Net cash used in investing activities for the nine months ended September 30, 1999 was approximately $138,000 compared to $53,000 in the same period in 1998. The purchase of more capital assets in 1999 compared to 1998 caused this number to be higher for 1999. Additions included the web site and internet store replacement $28,000, vehicles $50,000, fixtures $10,000, brewers and grinders $18,000 and computer and telephone equipment $10,000. It also includes the repurchase of $11,000 of common stock from shareholders. These purchases were in line with management's budget and business plan. During the same period in fiscal 1998, only $50,000 of fixed assets were purchased.

Included in net cash used by financing activities during the nine months ended September 30, 1999 was $109,057 net repayment of notes payables primarily for equipment capital leases and the Wells Fargo bank loan. In the same period for fiscal 1998 the Company repaid $120,192 of notes payable in addition to a net decrease of notes receivable for $46,973.

The Company maintained a revolving line of credit of up to $650,000 in fiscal 1998. The credit agreement was renewed in the fourth quarter of fiscal 1998; however, in January 1999 this agreement was renegotiated and replaced with a two-year note payable in the principal amount of $601,636 with a balloon payment due after the end of two years of $441,199.68. In the event that the Company is unable to renegotiate this balloon payment before it becomes due, the Company's business could be adversely effected.

At September 30, 1999 the Company had total borrowings of $984,242, including $561,525 outstanding under the new note payable dated January 6, 1999. Borrowings are secured by the Company's accounts receivable, inventory, equipment, fixtures and improvements. The loan terms contain certain limitations and covenant restrictions, including limits on the occurrence of additional indebtedness. At June 30,1999, the Company had no open lines of credit.

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

The Company anticipates that its existing capital resources and cash generated from operations will be sufficient to meet its cash requirement for the next 12 months at its current level of operations.

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

The Company has reviewed and upgraded its information technology during the past seventeen months. Since November 1997, it has updated its main accounting software at the cost of $6,000 and its LAN software for $4,200 in November of 1998. In January of 1999 the Company reviewed its hardware to assure compliance not only for the year 2000 but also for leap year compatibility. This review, which costs $300, did not require any change in equipment. The only information technology that the Company has yet to adapt is its mail order software. This change is scheduled to be complete by the end of December 1999 at a cost of approximately $3,500. However, there can be no assurance that the Company will be able to complete such change on that schedule. The Company has been informed by its vendors that other information technology such as telephone and alarm systems
are either compliant or not date sensitive.   Wells Fargo, the
major bank of the Company, has publicly stated its systems will
be year 2000 compliant.   The Company's payroll system is also
through Wells Fargo. Currently, this part of the project is 70% complete.

The Company is in the process of reviewing its non-information technology such as roasters, fillers and sealers with embedded
chips.   The Company has received verbal acknowledgment from
manufacturers for the above that these roasters, fillers and sealers are compliant or not date sensitive. This project is 50% complete

The Company has begun to poll its suppliers and customers as to their ability to cope with the year 2000 computer and other related issues. The Company anticipates having this vendor/customer program completed by October 1999 and will prepare a contingency plan of its largest vendors and customers who cannot be year 2000 compliant. There can be no assurances; however, that the Company will be able to complete such program on that schedule or that any contingency plan will be successful. This project is 50% complete.

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

The Company expects that the "most reasonably likely worst" case for year 2000 compliance scenarios to include failure of the accounting systems and disruptions in the operations of third parties due to their failure to attain year 2000 compliance. Any such failures could impact the Company by causing delays in: (i) the delivery of coffee and other products to the Company, (ii) the obtaining of customer orders and the delivery of Company products and (iii) the receipt of payments from Company customers. The severity of these possible problems would depend on the magnitude of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at the time.

The total project completion date is December 31, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operation problems for its computer systems.

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

SUMMARY OF RECENT DEVELOPMENTS

In the first quarter of 1999 the Board of Directors has authorized the minimum repurchase of Company common stock up to an amount not to exceed 5% of the Company net income calculated quarterly on a year to date basis. Any repurchases are subject to certain legal requirements and the covenants associated with Company debt.

The Company continues to pursue the sale of the Bakery and has listed the business with a real estate agent.


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

- Not Applicable -


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- Not Applicable -


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's meeting held in Fort Bragg at 10:00 a.m. on October 15, 1999, the Company submitted for a vote of security holders the reelection of all four members of the board of directors and ratification of Sallman, Yang and Alameda as independent public accountants. Below is a summary of the results.

Proposal No. 1 Election of Four Directors

Name              Shares for    Against/Withheld    Abstain
Paul Katzeff        983510            200              0
Joan Katzeff        983510            200              0
Larry Leigon        983510            200              0
Roy Doughty         983510            200              0

Proposal No. 2 Ratification of Sallman, Yang and Alameda, An
Accountancy Corporation, As Independent Public Accountants for the Company.

                  Shares for    Against/Withheld    Abstain
                    983510            200              0


ITEM 5. OTHER INFORMATION

- Not Applicable -


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

         27.1  Financial Data Schedule (electronic only).

     b.  Form 8-K

         No reports on Form 8-K were filed during the period from January 1, 1999 through September 30, 1999.


                         SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.


Name                 Title                      Date


/s/ Paul Katzeff     Chief Executive Officer    November 8, 1999
--------------------
    Paul Katzeff


/s/ Joan Katzeff     President                  November 8, 1999
--------------------
    Joan Katzeff

                       EXHIBIT INDEX


27.1            Financial Data Schedule (electronic only).