Form 10KSB
period 1999-12-31
THANKSGIVING COFFEE CO INC
filed 2000-03-30
CIK 949852

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                             FORM 10-KSB

                             (Mark One)
        /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1999

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

Title of each class    Name of each exchange on which registered
___________________    _________________________________
___________________    _________________________________

Securities registered under Section 12(g) of the Exchange Act:
________________________________________________________________
                                                (Title of class)
________________________________________________________________
                                                (Title of class)

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

State issuer's revenues for its most recent fiscal year:   $5,536,095

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$1,200,851 as of February 29, 2000 (Due to limited amount of trading during 1999, this is the average of four trades during the year.). See Part II, Item 5, Market for Common Equity and Related Stockholder Matters.

As of February 29, 2000, there were 1,234,544 shares outstanding of common stock of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents if incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated:
None.



INDEX
                                                             Page No.
PART I.

Item 1.   Description of Business
Item 2.   Description of Property
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

PART II.

Item 5.   Market for Common Equity and Related Stockholder
            Matters
Item 6.   Management's Discussion and Analysis or
            Plan of Operation
Item 7.   Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure

PART III.

Item 8.   Directors and Executive Officers of the Registrant
Item 9.   Executive Compensation
Item 10.  Security Ownership of Management and Certain Others
Item 11.  Certain Relationships and Related Transactions
Item 12.  Exhibits and Reports on Form 8-K
Item 13.  Financial Statements

PART I


ITEM 1    BUSINESS

FORWARD LOOKING INFORMATION

In addition to historical information, this Annual Report on Form
10-KSB contains forward-looking statements within the meaning of Section 27A of The Securities Act and Section 21E of The Securities Exchange
Act of 1934. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will,"
"may," and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These statements relate to, among other things, planned expansions into new and existing markets and trends in the operations of Thanksgiving
Coffee Company, Inc. (the Company). Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green coffee beans, increased competition within the Company's businesses, variances from budgeted sales mix and growth rate, consumer acceptance of the Company's new products, inability to secure adequate capital to fund its operating expenses and working capital requirements, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern
California, the loss of one or more major customers, inability to successfully implement its business plan, natural disasters, civil unrest in countries which produce coffee and tea, weather and other risks identified herein. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this 10-KSB.

GENERAL

For more than twenty-five years, the Company has purchased and roasted high quality coffee beans and marketed them to the specialty coffee market. The Company buys green coffee beans through six main importers, including Sustainable Harvest, Inc. (a former subsidiary of the Company). At the end of fiscal 1997, the Company sold Sustainable Harvest and entered into an agreement to purchase beans from Sustainable Harvest for five years commencing December 1997. See "Green Bean Coffee Supply and Availability."

The Company was incorporated as a California corporation on May 10, 1982. Prior to that time, the Company was operated as a partnership.

The Company retails over 100 varieties of its coffee and tea through its own distribution system in the Northern California market. In other parts of the nation the Company distributes its products either direct to retailers or through brokers and distributors. The Company also markets directly to consumers through both the print and electronic media. It publishes a mail order catalogue which features most of the Company's coffee and tea products, in addition to complementary products and accessories of third parties. The same product offerings are made on the Company's web site on the internet. The Company also markets its coffee and tea products in its retail bakery (the "Bakery"), located in Mendocino, California.

In October 1996, the Company completed its offering of shares of Common Stock. As of December 31, 1999, 1,305 non-affiliated shareholders held shares of the Company's Common Stock which represents approximately 20.7% of the outstanding shares.

PRODUCTS

COFFEE. The Company roasts a wide variety of whole bean caffeinated, decaffeinated, flavored, blended and unblended coffees. With the exception of its high-caffeinated coffees, the Company roasts only high quality arabica beans with a focus on organic and shade grown beans. Arabica beans are grown at high altitudes where the cooler climate results in slow growth and usually higher quality. Packages have been custom-designed for retailers' particular products. In addition to its full line of classic specialty and estate coffees from over 20 countries currently, the Company is producing custom products for the American Birding Association under an exclusive ten-year contract and private-label products for over 100 retail and serving accounts in an effort to meet customers needs.

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

The Company sells its coffees and teas through a multi-channel distribution network consisting of wholesale distribution operations, a Company-owned Bakery and direct marketing operations. The Company offers its complementary products through all of these channels of distribution. Products are purchased from third party vendors without contract and resold to its customers. The Company generally provides its wholesale customers with brewing, grinding and related equipment (leased from manufacturers) and product displays (designed and manufactured by the Company) at no charge if predetermined sales volumes are reached.

Of total fiscal 1999 revenues of $5,536,095, 84% were from roasting coffee, 12.5% were from the bakery, 2.4% were from resale items, and 1.1% were from tea products.

COFFEE INDUSTRY

According to the Specialty Coffee Association, specialty coffee retail sales exceed $2.1 billion and specialty coffee beverage sales exceed $3.3 billion annually in a $17 billion coffee market in 1998. Specialty coffee beverage retailers have been the fastest growing distribution channel in the specialty coffee business. There is expected to be 12,000 locations at the end of 1999 versus 6,000 units just five years ago. Cross outlet competition is sharpening as away-from-home consumption is growing through new or existing locations to gain market share at the expense of at-home consumption which is supermarkets and mass merchandisers.

Although total coffee consumption is flat, consumers are purchasing more value added coffee products (i.e. specialty coffee drinks) which is driving the market. Coffee consumers have been moving away from price-based drinks to ones that focus in on product variety and quality. This quality conscious purchasing trend has evolved coffee from a beverage with commodity characteristics to one with cultural and sensory ties.

In the 1970's, when Thanksgiving Coffee began to roast, there were less than 100 roasters in the country with the large roasters accounting for nearly all of the coffees consumed. Today, there are 1,200 specialty coffee roasters, each segmenting and fragmenting the market, adopting to a wide variety of niche markets, focusing on their ability to provide a wide range of coffee origins, freshly roasted in the appropriate style to meet the specific needs of local marketers.

There has been a trend of increased public awareness of the environmental issues associated with clear cutting of rain forests to provide land for sun-grown coffee. Recent changes in the coffee industry have included:

1. The Specialty Coffee Association of America ("SCAA") has changed its 14-year old mission statement to include the words: "social responsibility," "environmental sensitivity," and "sustainability."

2. The international community of coffee producers has accepted the goal of "sustainability" as the economic direction of choice. The country of Nicaragua has embraced the policy of shade in its coffee plantations as public policy.

3. A Third National Conference on Coffee and the Environment, which is co-sponsored by the SCAA and the Smithsonian Migratory Bird
Center, will be held in San Francisco, California in April 2000.

4. Shade grown coffee and Fair Trade coffee now appears on the "offer" lists of most coffee brokers and importers and is offered by a majority of small to mid-size coffee roasters of specialty coffee.

5. Coffee producing countries, such as Costa Rica, have begun shade replantings on their sun coffee farms to improve the quality of their coffee beans and to benefit from premium prices paid for shade coffee.

MARKETING STRATEGY

The Company's sales and marketing efforts are currently organized in four different segments:

1. Wholesale, direct delivery - This segment includes customers in northern California counties contiguous to the Company plant in Fort Bragg, California, and is serviced by Company trucks. The Company owns or leases trucks and delivers coffee within a 200 mile radius of Fort Bragg.

2. Wholesale, delivery by other means - This segment includes accounts which are serviced by UPS or other common carriers.
Delivery is made to over 500 accounts which span all 50 states of the United States. This segment is either handled direct, via broker or by a distributor.

3. Direct Marketing - This segment includes accounts serviced through catalogue or online programs.

4. Retail - This segment consists of sales through the Company's Bakery. However, the Company is currently pursuing the sale of the Bakery with a real estate agent (see Item 2 Property).

During fiscal 1999, the Company continued its shift in its blend of product sales to focus on customer packaged products to niche markets. The Company's plan for fiscal 1999 was based on the continued growth of Song Bird Coffee sales to the marketplace. The Company has embarked on a campaign to market coffees to bird lovers under an exclusive ten-year agreement with the American Birding Association to produce and market Song Bird Coffee worldwide. Song Bird Coffee is a registered trademark of the American Birding Association, one of America's most active and prestigious birding membership associations with over 20,000 members.

The Company's strategy of "repositioning" its coffee products by targeting bird lovers instead of coffee lovers is predicated on the fact that migratory birds are in population decline due to loss of habitat, which results from the clearing of shade tree canopy to allow coffee to grow in the sun. The Smithsonian Migratory Bird Center's landmark 1996 study reported that as much as 60% of the migratory bird population of North America has disappeared since 1972, and traced this disappearance to the reduction of forest habitat in Central and South America caused by the "technification" of coffee agriculture. The Company's environmental concerns have meshed perfectly with the birding community, and the Company's marketing efforts have been extremely successful to date. In 1999, the Company opened 157 new bird store accounts which retail Song Bird Coffee for a total of 285 accounts.

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

The Company believes that its relationship with the American Birding Association and its marketing of Song Bird Coffee have distinguished the Company's role and image in the marketplace. The devotion of more of the Company's resources to the production of Song Bird Coffee and an increased public awareness of the environmental effects of coffee growing has resulted in a corresponding increase in the sales of the Company's packaged and bulk roasted shade grown and organic coffee varieties, from approximately 30% of sales in fiscal 1996, to just over 33% of sales in 1997, to 40% in 1998, to over 46% in 1999. Song Bird Coffee sales have grown to represent 6% of the Company's packaged and bulk roasted coffee sales in fiscal 1997, 10% in 1998, and 12% in fiscal 1999. Song Bird Coffee was not sold in fiscal 1996.

SOCIAL RESPONSIBILITY

It has been the philosophy of the Company to not only provide an excellent cup of quality coffee but also procure, roast, package and market its products in a fair manner to all its customers and suppliers. The Company's motto, "Not Just a Cup, but a Just Cup," reflects the Company's commitment to local coffee growers in developing nations

The clear cutting of the rain forests to provide land for sun-grown coffee has destroyed the habitat of neo-tropical song birds. The Company provides a $0.15 rebate for every Song Bird coffee package and every pound of bulk Song Bird coffee sold to the American Birding Association (the "ABA") which supports the promotion of public awareness of this destruction.

The Company also contributes coffee, money and employee time to a number of causes aligned with its commitment to social and environmental responsibility.

COMPETITION

The specialty coffee market is highly competitive, and the Company competes against all sellers of specialty coffee. At the wholesale level, the Company competes with several nationally known premium coffee brands, such as Proctor & Gamble's Millstone label and Nestle's Nescafe label, as well as other lesser known brands and store brands. The Company also competes regionally in Northern California with small regional specialty roasters for retail shelf space and with large regional roasters for food service trade. In the direct mail area, the Company competes with established suppliers such as Gevalia, a division of General Foods Corporation, as well as with other direct mail companies, including Starbuck's, a leading independent specialty coffee retailer and wholesaler.

There are other eco friendly coffee companies such as Equal Exchange, Counter Culture, Cafe Mam and other coffee companies that have environmental coffees in their lines such as Green Mountain and Boyd's.

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

The Company attempts to cooperate with retailers in introducing what it believes are novel products which face little or no competition and to place its products in markets where such products have not previously been sold. For example, Song Bird Coffee is marketed in stores where bird lovers purchase birdseed and bird houses. In addition we have similar programs with Wyland and Fair Traded coffees. The Company calls this strategy "repositioning". See "Marketing Strategy."

Similarly, the Company sells organic and shade grown coffee to organizations that relate to social and environmental issues. In fiscal 1999, the Company's coffee products were served and sold by prestigious environmental organizations such as The National
Aquarium, Monterey Bay Aquarium, the Cape May Bird Observatory and by several other national institutions.

The Company cannot guarantee successful competition against other coffee companies. The Company believes its focus on repositioning and partnering has enabled it to find a niche in the coffee market, however there can be no assurance that the Company's marketing efforts will be successful.

The Company also experiences competition in connection with sale of tea. The Company's product generally is sold in specialty retailers and gift shops where there is competition from a variety of companies such as Tazo, Republic of Tea, Stash and Bigelow. The Company competes primarily on the basis of the quality of the tea, and the packaging. While the Company believes it competes favorably with respect to these factors, many of the Company's competitors are larger than the Company and have significantly greater financial, marketing and other resources than the Company, and there can be no assurance that it will be able to compete or maintain or expand sales successfully in the future.

The Company also provides complimentary products primarily to its wholesale serving accounts that are ancillary to the coffee business but are necessary to serve coffee. These items include chocolate, syrups, coffee cups, equipment cleaner and the like. These items are provided as a convenience for those accounts and assist in increasing revenue per stop for the Company's distribution system. The Company also sells these items in their direct marketing division. The Company experiences competition in the sale of these ancillary items from manufacturers or other distributors such as foodservice distributors. There can be no assurance that the Company will be able to compete or maintain or expand sales of these products successfully in the future.

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

In addition, in its attempt to reduce the cost risk resulting from market fluctuations in the cost of coffee beans, the Company, or its brokers on its behalf, does purchase coffee contracts when it is not able to enter into coffee purchase commitments. Changes in the market value of option contracts are reported by the Company in the period in which the change occurs and are included as part of cost of sales.

The Company has a long term contract to purchase green beans from one of its importers, Sustainable Harvest. See Item 11, Certain
Relationships and Related Transactions.

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

SUMMARY OF RECENT DEVELOPMENTS

The Company renegotiated its line of credit with Wells Fargo Bank in January 1999 to a note payable with the first year payments based on a ten-year amortization schedule and the second year payments based on an eight year amortization schedule and a balloon payment due at the end of the second year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This loan is due January 15, 2001 with the balloon payment of $441,200 at that time. The Company is currently discussing the refinancing of the balloon payment. In the event that the company is unable to renegotiate this balloon payment before it becomes due, the Company's business could be adversely affected. It is also negotiating with Wells Fargo to refinance its leases, establish a capital equipment line and develop a working capital line. The Company currently has no working capital line and is using cash and operating revenues to fund its business. See "Management's Discussion and Analysis of Financial Conditions - Results of Operations Liquidity and Capital Resources."

The Company has been pursuing the sale of its bakery operations in Mendocino. It has listed it with a real estate agent. The Company does not deem it a fit with its wholesale operations. However, it is a major retailer of its coffee in the town and intends to continue to operate the business including the renewing of the 10 year extension of the lease until it can find a buyer who will continue to use the Company's coffee products exclusively after the sale. There is no guarantee that the Company will be able to sell the bakery.

CUSTOMERS

In fiscal 1999, no customer accounted for more than 10% of the Company's revenue from coffee sales. However, significant reduction in sales to any of the Company's principal customers, or the loss of one or more major customers, may have an adverse impact on the Company. See "Management's Discussion and Analysis of Financial Conditions - 1999 Compared to 1998."

INTELLECTUAL PROPERTY

The Company holds various federal registrations in the United States for the following trademarks and service marks: Thanksgiving Coffee Company, Royal Gardens Tea Company, Pony Express, Time Bandits, Grand Slam Coffee, "Not Just a Cup...But a Just Cup," "Many Beans are Picked, Few are Chosen," Mayan Harvest, and Inca Harvest. From time to time, federal trademark and service mark registrations must be renewed. The Company also has several applications pending for registration of additional trademarks and service marks including the Zapotec Powerline mark. The Company does not hold any patents.

GOVERNMENT REGULATION

The Company's roasting plant has been certified wholly organic by the Organic Crop Improvement Association (OCIA). The OCIA has also certified the organic practices of several farms from which the Company receives green beans. The certification criteria of the OCIA, an independent organization, meet the standards promulgated under the Organic Foods Production Act of 1990 (OFPA).

The Company believes that new federal regulations strengthening the definitions, the treatment and the labeling of organic and natural products will not adversely affect the Company because it already adheres to OCIA standards that are as stringent as the new regulations.

EMPLOYEES

As of December 31, 1999, the Company had approximately fifty-four full-time employees and eleven part-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company has never suffered a work stoppage due to adverse labor conditions with its employees. The Company believes that it maintains good relations with its employees.


ITEM 2    PROPERTY

The executive offices of the Company occupy approximately 14,500 square feet at 19100 South Noyo Harbor Drive, Fort Bragg, California 95437, which also includes a warehouse and the capacity for manufacturing operations. The Company leases an additional 1,626 square feet of storage space on the Fort Bragg waterfront. These facilities are currently being leased for a five-year term expiring March 31, 2000, at a rate of approximately $8,500 per month in fiscal 1997 and $8,600 per month in fiscal 1998 and fiscal 1999, from affiliates of the Company, Joan and Paul Katzeff, who are founders, principal shareholders, officers and directors of the Company. The Company has exercised an option to extend the lease for one five-year period at the same rate of $8,600 per month. The Company believes this lease represents an arms-length rate and arms-length terms for comparable space in the Fort Bragg area and intends to extend the lease. See Item 12, "Certain Relationships and Related Transactions."

The Company's Bakery in Mendocino is approximately 1,617 square feet and is leased from an unaffiliated third party. The Company currently pays rent of approximately $2,875 per month for the Bakery pursuant to a ten-year lease that commenced on October 1, 1990. Although the Company plans to sell the bakery, the bakery will exercise its option to extend its lease through September 30, 2010 as they are a major customer of the Company in Mendocino.

The Company believes that its current facilities are adequate for its current and expected operations, and that suitable additional space will be available in the Fort Bragg area when and if additional space is required. The Company owns no real property.

ITEM 3    LEGAL PROCEEDINGS

The Company is engaged in litigation initiated by a former employee, who is seeking damages based upon claims of wrongful termination, breach of an employment contract, break of fiduciary duty, fraudulent inducement and accounting. The Company is vigorously defending this matter and has pursued related cross-claims. The ultimate outcome of this matter and the effect of an adverse result, if any, cannot be determined at this time.


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ending December 31, 1999.



PART II


ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Trades in the Company's Common Stock are made through Mutual Securities, Inc., ("Mutual Securities") in Ukiah, California, an order matching service. No established trading market exists for the Company's Common Stock. The Company's Common Stock is not listed on any exchange nor the NASDAQ system. The Company is seeking a listing on an exchange.

During fiscal 1999, the Company was aware of only four trades of the Company's Common Stock totaling 2,350 shares of Common Stock. All transactions were individually negotiated between the buyer and seller through Mutual Securities as intermediary. The average price of these transactions per Mutual Securities was $4.74 for all of fiscal 1999. The first three trades were for 2,200 shares at $5.00 per share and took place in the first three quarters. The final trade for 150 shares took place in the last quarter and was for $1.00 per share.

The Company has not declared nor paid any cash dividend since its inception. The Company intends to retain all earnings for use in its business and therefore does not anticipate paying any cash dividends in the near future. The Company's bank credit agreement prohibits the payment of cash dividends without the bank's consent.

As of December 31, 1999, there were 1,308 holders of record of the Common Stock.

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of financial condition and results of operations should be read in conjunction with the Company's audited financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

REVENUES. Total revenues decreased $117,262 or 2.1% to $5,536,095 for fiscal 1999 compared to $5,653,357 for fiscal 1998. This decrease was a result of a customer in Michigan changing his espresso bean purchases to a local supplier and a distributor in California changing coffee companies. This decline of $175,000 was offset by increases in the Song Bird program as over 157 new accounts were added. In addition, the Company has created a new position, national sales manager, which it feels will stem the flow of losing accounts to other companies. Bakery sales also increased by $13,900.

GROSS MARGIN. Gross margin (gross profit as a percentage of net sales) increased to 44.6% in fiscal 1999 from 41.29% in fiscal 1998. Gross margins increased mainly due to lower bean costs in the core coffee company and improved efficiency. The Bakery margins improved due to increased sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $134,500 or 6.1% from $2,191,298 in fiscal 1998 to $2,056,774 in fiscal 1999. As a percentage of total sales, selling, general and administrative expenses decreased from 38.8% in 1998 to 37.2% in fiscal 1999. Of the $134,500 decrease, approximately $39,100 reflects the reduction of bad debt expense, $35,700 decrease in payroll related expenses, $31,900 decrease in mail order brochures expense, $26,800 reflects the decrease of expenses related to legal, accounting and $13,200 reduction in shows expense. The Company expects selling, general and administrative expenses to increase next year as it has added management in route sales, a delivery supervisor and a brewer and grinder repair position.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses as a percentage of total sales increased to 3.3% in fiscal 1999 from 3.1% in fiscal 1998, due primarily to depreciation for additional equipment and to lower sales in fiscal 1999.

OTHER INCOME. Miscellaneous income of $1,459 in fiscal 1999 is flat compared to $1,452 in fiscal 1998.

INTEREST EXPENSE.  Interest expense was slightly higher in fiscal
1999 at $117,205 compared to $117,089 in fiscal 1998. Interest expense as a percentage of total sales remained the same at 2.1% for fiscal 1999 and 2.1% for the same time period in fiscal 1998.

INCOME TAX EXPENSE. As a result of 1999 net income before taxes of $119,273, the Company paid $800 in current state minimum taxes. Additionally, the Company paid $800 for an adjustment to prior year state minimum taxes. Due to temporary differences between the financial and tax basis of the Company's assets and liabilities, the Company also recognized deferred income tax expense of $6,531 related to federal differences and $6,778 for state. The total income tax expense for the period ending December 31, 1999 was $14,909.

NET INCOME. As a result of the foregoing, the net income for fiscal 1999 amounted to $104,364 or 1.9% of total sales compared to a net loss of $82,707 or -1.5% of total sales in fiscal 1998.

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

INCOME TAX BENEFIT. In 1998, the Company realized a non- recurring timing difference between book and tax depreciation and amortization of $72,239 which resulted from tax loss carry- forwards.

NET LOSS. As a result of the foregoing, the net loss for fiscal 1998 amounted to $82,707 or 1.5% of total sales compared to a net loss of $802,869 or 12.9% of total sales in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of December 31, 1999 was $301,341 as compared to working capital of $370,217 as of December 31, 1998. This decrease of $70,000 was a result of a reduction of cash of $48,000, reclassification of deferred taxes to a long term asset from short term last year because of timing differences between book and tax depreciation not being recognized in the next twelve months coupled with an increase in prepaid expenses from mailing expense for mail order spent in fiscal 1999 to benefit future periods not spent in fiscal 1998. The drop in cash was a direct result of a larger pay down of debt in fiscal 1999 ($205,651 in fiscal 1999 compared to $154,804 in fiscal 1998) and higher capital expenditures of $123,448 compared to $73,993 in fiscal 1998 offset by operations generating $60,000 more in cash for fiscal 1999 ($268,277 in fiscal 1999 compared to $207,308 in fiscal 1998).

Cash used in investing activities in 1999 was $125,898 and consisted of three vehicles for approximately $50,000, $27,000 in web page and e-commerce store expenditures and the remaining $50,000 for brewers, grinders and fixtures for new retail and food service customers. This compares to cash used of $72,135 in fiscal 1998.

Net cash used by financing activities in fiscal 1999 was $190,898 versus $92,320 in fiscal 1998. Repayments of : notes payable to Wells Fargo on two term notes was $75,000, two term notes payable to the major shareholders from prior years totaled $33,000 and the note to Laoma Yaski for $33,000 for the purchase of the bakery. See Auditors Report, Notes to Financial Statements, Note 6.

In January of 1999 the Company refinanced a revolving line of credit to a two year term note. In January 2001 the final payment on this note of $441,200 is due. In the event that the Company is unable to renegotiate this balloon payment before it comes due, the Company's business would be adversely affected. See "Part I - Description of Business Summary of Recent Developments" and Auditors Report, Notes to Financials Statements, Note 6.

The Company's debt at December 31, 1999 was $903,401 for all term debt and obligations under capital leases, down by $190,000 from $1,093,299 due at December 31, 1998. Of the total, $241,216 is due in fiscal 2001.

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

YEAR 2000

Many computer systems and software applications were expected to experience problems handling dates beyond the year 1999. Computer systems and other equipment with embedded chips or processors have historically used two digits, rather than four, to define a specific year. Many parties anticipated that these systems would be unable to determine whether the digits "00" referred to the year 1900 or 2000 and that this could result in system failures or miscalculations. It was also thought that this could potentially cause disruptions to the Company's various activities and operations.

The Company has not experienced any disruptions to its operations from the Year 2000 date change. The Company will continue to monitor its systems and operations until it is reasonably assured that no significant business interruptions will occur as a result of the Year 2000 date change. The Company is not aware of any significant Year 2000 related disruptions impacting the Company's customers, suppliers, contractors, financial institutions and other third parties with whom the Company does business. To date, the Company charged to expense or capitalized, as appropriate, approximately $14,500 in effecting Year 2000 compliance and expects any remaining costs in effecting such compliance will not be material.

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

ITEM 7 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III


ITEM 8    DIRECTORS AND EXECUTIVE OFFICERS

The directors, nominees, key employees and executive officers of the Company and their ages as of the date of this Form 10-KSB are as follows:

Name                Age    Position with the Company


Paul Katzeff        62     Chief Executive Officer & Director

Joan Katzeff        51     President and Director
Roy Doughty         50     Director
Larry Leigon        52     Director

Paul Katzeff, a co-founder of the Company, has served as Roastmaster, Chief Executive Officer and a Director since its incorporation on May 10, 1982. Mr. Katzeff is a co-founder of the Specialty Coffee Association of America (S.C.A.A.) and served as its Chairman in 1985. He has served as an elected Board member of the S.C.A.A. since 1994, and served as Chairman of the Environmental Committee of the Board in 1994. Mr. Katzeff co-chaired the Second Annual Sustainable Coffee Conference held in April of 1998 and is an advisory Board member of Coffee Kids, a non-profit organization concerned with social and environmental issues as they relate to the coffee industry.
Mr. Katzeff will be S.C.A.A. President in the year 2000. Mr. Katzeff and Mrs. Katzeff are husband and wife. Mr. Katzeff holds a Bachelors degree in Agriculture from Cornell University and a Masters degree in Social Work from Adelphi University.

Joan Katzeff, a co-founder of the Company, has served as President, Chief Financial Officer and a Director of the Company since its incorporation on May 10, 1982. Her experience in the Company's early years included production, delivery and bookkeeping. Mrs. Katzeff now has planning and administrative responsibilities in operations, marketing and public relations. In addition, Mrs. Katzeff has responsibility for managing the Mendocino Bakery.

Roy Doughty has served as a Director of the Company since September 1997, and as an outside consultant to the Company since February 1994. Since 1992, Mr. Doughty has served as a Principal of Global Insights, a consulting firm devoted to assisting value- centered businesses. He was the co-founder of the Spirituality and Worklife Project and has created and delivered programs for the Center for Ethics and Social Policy, the Center for Eco- literacy, the California School of Integral Studies, the California School of Professional Psychology and the Social Investment Forum.

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

ITEM 9    EXECUTIVE COMPENSATION

The following table provides certain information concerning the compensation paid to the Company's Chief Executive for fiscal 1997, 1998 and 1999. All other Named Executive Officers received less than $100,000 in fiscal 1999.

SUMMARY COMPENSATION TABLE

Name and Principal   Year    Salary   Bonus  Underlying  Securities
     Position                 ($)      ($)    Options

Paul Katzeff         1999   $75,000     -        -            -
Chief Executive
Officer              1998   $75,000     -        -            -
and Director         1997   $75,000     -        -            -

Joan Katzeff         1999   $75,000     -        -            -
President and        1988   $75,000     -        -            -
Director             1997   $75,000     -        -            -

STOCK OPTION GRANTS

The Company did not grant stock options to any of the Named Executive Officers during fiscal 1999.

COMPENSATION OF DIRECTORS

Members of the Board of Directors do not receive compensation for service on the Board.

ITEM 10   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	  MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 1999, (i) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than five per cent of the Company's Common Stock, (ii) by each of the named executive officers, (iii) by each of the Company's directors and nominees, and
(iv) by all directors and executive officers as a group. The Company believes that the person and entities named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.

Name and Address of             Shares           Percentage
Beneficial Owner             Beneficially
                                Owned

Joan and Paul Katzeff(1)        979,000(1)          79.3%
(Joan Katzeff, President)
(Paul Katzeff, CEO)
c/o Thanksgiving Coffee Co., Inc.
POB 1918
Fort Bragg, CA 95437

Roy Doughty                         200              0.02%
Director
c/o Thanksgiving Coffee Co., Inc.
POB 1918
Fort Bragg, CA 95437

Larry Leigon                          0              0.00%
Director
c/o Thanksgiving Coffee Co., Inc.
POB 1918
Fort Bragg, CA 95437

All directors and executive officers
as a group (4 persons)          979,200(1)          79.5%

(1) Shares are originally issued, restricted and jointly owned by Joan Katzeff and Paul Katzeff.


ITEM 11   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 1997, the Company sold all outstanding shares of its wholly-owned subsidiary, Sustainable Harvest, to Mr. David Griswold, a former employee of the division. Under the terms of the agreement, the Company is required to purchase a certain quantity of green coffee beans per year for a five-year period commencing December 31, 1997, at a fixed mark-up over "landed coffee costs."

The Company leases its corporate headquarters, warehouse and waterfront facilities from Joan and Paul Katzeff, who are affiliates of the Company (the "Katzeffs"). The lease provided for monthly payments of $8,600 in fiscal 1999, and the Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. See Note 12 of "Notes to Financial Statements."

Global Insights, of which Mr. Doughty, a director of the Company, is a principal, is party to a one-year consulting agreement that commenced January 1, 2000 for the provision of specific business functions including a provision of shareholder relation services for $18,000 per year. Global Insights received an aggregate of $72,000 during fiscal 1999 for similar services.

The Company carries insurance indemnifying its directors and certain officers and certain employees against certain liabilities by reason of their status or service as directors or officers or employees of the Company. See Item 10, "Executive Compensation - Indemnification Matter."

The Company had two notes payable to its major shareholders, Paul Katzeff, CEO and Joan Katzeff, President. At December 31, 1998, the balances were $52,000 and $5,877. During the year payments of principle and interest were made on the notes and at December 31, 1999, the balances on one note was $24,919. The other note had been paid off. The Katzeff's have subordinated the note to all notes payable including Wells Fargo. See Auditors Report, Notes to Financial Statements, Note 6 and Note 12.

ITEM 12   EXHIBITS AND REPORTS ON FORM 8-K
(a)    Exhibits


3.1     Restated Articles of Incorporation of the Company.+
3.2     Bylaws of the Company.+
3.2.1   Amendment No. 1 to Bylaws of the Company, dated June 3,
	1996.++
10.1    Business Loan Agreement dated as of September 5, 1995 by
	and between the Company and Wells Fargo Bank, N.A., as
	amended on August 11,1997.+++
10.2    Lease agreements for the Company's Fort Bragg facilities.++++
10.2.1 Extension of Term and Further Amendment to Lease Agreement dated April 1, 1992.+++++
10.2.2  Further Amendment to Lease Agreement dated July 1, 1992.+
10.2.3  Third Amendment to Lease Agreement dated July 1, 1994.+
10.2.4  Exercise Option to Extend Lease Agreement April 1, 1995.+
10.3	Lease Agreement for the Company's Bakery in Mendocino.++++
10.4	Sample Coffee Purchase Agreement.+
10.5 Promissory Note issued by the Company to Joan and Paul Katzeff dated as of April 17, 1996.++++
10.6 Promissory Note issued by the Company to Joan and Paul Katzeff dated as of December 30, 1990.++++

10.7	Stock Purchase Agreement between the Company, Sustainable
	Harvest, Inc. and David Griswold as of December 31, 1997.! !!
10.8	Summary Plan Description of the Company's Profit Sharing
	Plan.! +++++
10.9	Business Loan Agreement dated as of August 13, 1997 by and
	between the Company and Wells Fargo Bank, N.A.+++++
10.10 Business Loan Agreement dated as of January 6, 1999 by and between the Company and Wells Fargo Bank, N.A.
10.11   Non-exclusive License Agreement dated as of July 14, 1998
	by and between the Company and Wyland International, LLC.!!!
24.1	Consent of Sallmann, Yang & Alameda.
27.1    Financial Data Schedule.

(b) Reports on 8-K

None.______________________________________________

 .    Incorporated  by reference to the exhibits to the Company's
     Registration Statement on Form S-1 (File No 33-96070-LA).
++ Incorporated by reference to the exhibits to the Company's Form 10-QSB for the quarter ended March 31, 1998.
+++ Incorporated by reference to the exhibits to the Company's Form 10-QSB for the quarter ended June 30,1998.
++++ Incorporated by reference to the exhibits to the Company's
     Form 10-QSB for the quarter ended September 30, 1998. +++++Incorporated by reference to the exhibits to the Company's
     Form 10-KSB for the year ended December 31, 1998.

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

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name                          Title                         Date

/s/ Paul Katzeff    Chief Executive Officer             March 30, 2000
________________    (Principal Executive Officer)
Paul Katzeff        and Director

/s/ Joan Katzeff    President, Chief Financial Officer  March 30, 2000
________________    (Principal Financial Officer)
Joan Katzeff        and Director

/s/ Roy Doughty     Director                            March 30, 2000
________________
Roy Doughty

/s/ Larry Leigon    Director                            March 30, 2000
________________
Larry Leigon

ITEM 13   FINANCIAL STATEMENTS






To The Board of Directors
Thanksgiving Coffee Company, Inc.
Fort Bragg, California


We have audited the accompanying balance sheets of Thanksgiving Coffee Company, Inc. (a California Corporation) as of December 31, 1999 and 1998 and the related statements of income, retained earnings and cash flows for each of the three years ended December 31, 1999, 1998, and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Thanksgiving Coffee Company, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years then ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

SALLMANN, YANG & ALAMEDA

An Accountancy Corporation



Kathleen M. Alameda
Certified Public Accountant

March 9, 2000

THANKSGIVING COFFEE COMPANY, INC.

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 1999 AND 1998

ASSETS
 CURRENT ASSETS                       1999                   1998
   CASH                           $   41,156             $   89,725
   SHORT TERM INVESTMENTS                  -                    -
   ACCOUNTS RECEIVABLE               394,983                412,634
   NOTE RECEIVABLE - GRISWOLD         10,000                 10,000
   EMPLOYEE RECEIVABLE                 1,046                  1,968
   SHAREHOLDER RECEIVABLE                  -                  2,105
   INVENTORY                         487,279                473,718
   PREPAID EXPENSES                   57,150                 39,016
   DEFERRED TAX ASSET                      -                 40,940
                                   _________              _________
        TOTAL CURRENT ASSETS         991,614              1,070,106
                                   _________              _________


 PROPERTY AND EQUIPMENT            2,218,076              2,097,013
    ACCUMULATED DEPRECIATION      (1,397,723)            (1,210,609)
                                   _________              _________
 TOTAL PROPERTY AND EQUIPMENT        820,353                886,404
                                   _________              _________

OTHER ASSETS
     DEPOSITS AND OTHER ASSETS        42,340                 41,291
     NOTE RECEIVABLE - GRISWOLD       12,028                 22,028
     INTANGIBLES LESS AMORTIZATION   250,913                264,480
     DEFERRED TAX ASSET               28,001                      -
                                   _________              _________
        TOTAL OTHER ASSETS           333,282                327,799
                                   _________              _________


   TOTAL ASSETS                   $2,145,249             $2,284,309
                                   =========              =========

THANKSGIVING COFFEE COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES                         1999          1998
   ACCOUNTS PAYABLE                     $   406,923   $   454,247
   NOTES PAYABLE - BANKS                    116,930        75,150
   NOTES PAYABLE - SHAREHOLDER               38,821        32,724
   CURRENT PORTION OF NOTES PAYABLE          24,918        35,876
   CAPITAL LEASE OBLIGATIONS CURRENT         60,546        64,556
   ACCRUED LIABILITIES                       41,765        37,336
   DEFERRED INCOME TAXES                        370             -
                                         __________    __________
        TOTAL CURRENT LIABILITIES           690,273       699,889
                                         __________    __________

LONG-TERM DEBT
   NOTES PAYABLE                            624,091       764,353
   NOTES PAYABLE - SHAREHOLDER                    _        22,000
   CAPITAL LEASE OBLIGATIONS                 58,094        98,640
                                         __________    __________
        TOTAL LONG TERM DEBT                662,185       884,993
                                         __________    __________

        TOTAL LIABILITIES                 1,352,458     1,584,882
                                         __________    __________

STOCKHOLDERS' EQUITY

COMMON STOCK - NO PAR VALUE
  1,960,000 SHARES AUTHORIZED,
  1,237,384 SHARES ISSUED, AND
     1,234,544 SHARES OUTSTANDING           861,816       872,816
   ADDITIONAL PAID IN CAPITAL                24,600        24,600
   RETAINED EARNINGS                       ( 93,625)     (197,989)
                                         __________    __________
        TOTAL STOCKHOLDERS' EQUITY          792,791       699,427
                                         __________    __________

        TOTAL LIABILITIES AND EQUITY    $ 2,145,249   $ 2,284,309
                                         ==========    ==========

THANKSGIVING COFFEE COMPANY, INC.

CONSOLIDATED INCOME STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                              1999          1998          1997
INCOME
   NET SALES              $ 5,536,095   $ 5,653,357   $ 6,222,138
   COST OF SALES            3,066,073     3,326,747     3,800,149
                            _________     _________     _________
      GROSS PROFIT          2,470,022     2,326,610     2,421,989
                            _________     _________     _________

OPERATING EXPENSES
 SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES   2,056,774     2,191,298     2,918,497
 DEPRECIATION AND
  AMORTIZATION                182,965       174,910       165,404
                            _________     _________     _________
      TOTAL OPERATING
        EXPENSES            2,239,739     2,366,208     3,083,901
                            _________     _________     _________

      OPERATING (LOSS)
        INCOME                230,283       (39,598)     (661,912)
                            _________     _________     _________

OTHER INCOME (EXPENSE)
   INTEREST INCOME              5,550         1,172         5,357
   INTEREST EXPENSE          (117,205)     (117,089)     (132,666)
   GAIN (LOSS) ON SALE
    OF ASSET                     (814)          (83)       11,785
   LOSS ON SALE OF SUBSIDIARY       -             -       (29,471)
   CASUALTY LOSS                    -             -          (746)
   MISCELLANEOUS INCOME         1,459         1,452        17,704
                            _________     _________     _________
      TOTAL OTHER INCOME
        (EXPENSE)            (111,010)     (114,548)     (128,037)
                            _________     _________     _________

 (LOSS) INCOME BEFORE
   INCOME TAXES               119,273      (154,146)     (789,949)

 INCOME TAX BENEFIT (EXPENSE) (14,909)       71,439       (12,919)
                            _________     _________     _________

 NET INCOME (LOSS)        $   104,364   $   (82,707)  $  (802,868)
                           ==========    ==========    ==========

 EPS (BASIC)              $      0.08   $     (0.07)  $     (0.65)
                           ==========    ==========    ==========

THANKSGIVING COFFEE COMPANY, INC.

CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT

DECEMBER 31, 1999, 1998 AND 1997

                                         1999          1998         1997
  ACCUMULATED DEFICIT, BEGINNING     $ (197,989)   $ (115,282)  $  687,586
  NET INCOME (LOSS)                     104,364       (82,707)    (802,868)
                                      _________     _________    _________
  ACCUMULATED DEFICIT, ENDING       $  ( 93,625)   $ (197,989)  $ (115,282)
                                      =========     =========    =========

THANKSGIVING COFFEE COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

   CASH FLOWS FROM OPERATING           1999         1998          1997
   ACTIVITIES:

   NET (LOSS) INCOME               $ 104,364    $ (82,707)   $ (802,868)

NON CASH ITEMS INCLUDED IN NET
   (LOSS) INCOME
     DEPRECIATION AND AMORTIZATION   207,702      194,295       177,848
     GAIN (LOSS) ON SALE OF ASSETS       814           83      ( 11,785)

CHANGES IN OPERATING ASSETS AND
LIABILITIES
       SHORT TERM INVESTMENTS              -       31,519      ( 31,519)
       RECEIVABLES                    20,677        6,555      (121,225)
       INVENTORY                    ( 13,561)      39,585      ( 26,506)
       PREPAID EXPENSES             ( 18,134)     105,969      ( 63,453)
       DEPOSITS AND OTHER ASSETS    (  1,049)    (  5,962)     (  4,744)
       ACCOUNTS PAYABLE             ( 47,324)      27,436       220,394
       ACCRUED LIABILITIES             4,429     ( 37,388)       21,772
       DEFERRED INCOME TAXES          13,309     ( 72,077)       15,106
                                    ________     ________      ________

NET CASH (USED) PROVIDED BY
       OPERATING ACTIVITIES          268,227      207,308      (626,980)
                                    ________     ________      ________

CASH FLOWS FROM INVESTING
   ACTIVITIES:
     PURCHASE OF EQUIPMENT          (123,448)    ( 73,993)     (251,994)
     PROCEEDS FROM SALE OF EQUIPMENT     800        5,514        22,000
     PURCHASE OF INTANGIBLE ASSETS  (  3,250)           -      (  4,791)
     UNREALIZED GAIN (LOSS) ON             -     (  3,656)        3,656
      INVESTMENTS                   ________     ________      ________

NET CASH (USED) PROVIDED BY
     INVESTING ACTIVITIES           (125,898)    ( 72,135)     (231,129)
                                    ________     ________      ________

CASH FLOWS FROM FINANCING
   ACTIVITIES:
     INCREASE IN NOTES RECEIVABLE          -            -      ( 89,000)
     PAYMENTS FROM NOTES RECEIVABLE   10,000       56,972        41,735
     PROCEEDS FROM NOTES PAYABLE      15,753        5,512       719,901
     REPAYMENT OF NOTES PAYABLE     (205,651)    (154,804)     (164,842)

PROCEEDS FROM SALE OF COMMON	       1999         1998          1997
   STOCK                                  -            -           150
   REPURCHASE OF COMMON STOCK      ( 11,000)           -      (  2,000)
                                   ________     ________      ________

NET CASH PROVIDED (USED) BY
   FINANCING ACTIVITIES            (190,898)    ( 92,320)      505,944

  NET (DECREASE) INCREASE IN CASH  ( 48,569)      42,853      (352,165)

CASH AT BEGINNING OF YEAR            89,725       46,872       399,037

CASH AT END OF YEAR               $  41,156    $  89,725     $  46,872

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

BASIS OF PRESENTATION
The Company has prepared the financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles. The Company grants credit to customers in the retail and food service industries throughout the country. Consequently, the Company's ability to collect the amounts due from customers are affected by economic fluctuations in the retail and food service industries.

INVENTORIES
Inventory is stated at the lower of cost or market (first-in, first-out).

PROPERTY AND EQUIPMENT
Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided on the straight-line and 150% declining balance methods over estimated useful lives generally ranging from five to twelve years.

Leasehold improvements are carried at cost and are amortized over the shorter of their estimated useful lives or the related lease term
(including options), generally ranging from five to thirty- nine years.

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

TRADEMARKS AND TRADENAMES
Trademarks and tradenames are being amortized on a straight-line bases over forty (40) years. Total amortization expense for the years ended December 31, 1999, 1998, and 1997 was $105, $0, and $0,
respectively.

INVESTMENTS IN UNCONSOLIDATED COMPANIES
On January 1, 1997, the Company acquired the assets and liabilities of Sustainable Harvest, Inc., in a business combination accounted for as a purchase. The Company subsequently sold the subsidiary at a loss of $29,471 on November 1, 1997. The Company has a note receivable reflected on the books as a result of the sale, with a balance of $22,028 as of December 31, 1999. The results of operations of Sustainable Harvest are included in the 1997 accompanying financial statements.

On October 31, 1996, the Company acquired the assets of Mendocino
Bakery, Inc. in a business combination accounted for as a purchase.

PROFIT SHARING PLAN
The Company has a profit sharing plan covering substantially all of its employees. Benefits are based upon years of service and the employee's compensation during the employment period. No contributions to the profit sharing plan were made for the years ended December 31, 1999, 1998 and 1997.

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

2.   Accounts Receivable

Accounts receivable consist of the following:

                                                 1999           1998
					   _________________________

   Accounts receivable                    $   410,919    $   435,676
   Less: Allowance for doubtful accounts      (15,936)      ( 23,042)
					   _________________________
   Accounts receivable, net               $   394,983    $   412,634
					   =========================

The Company uses the allowance method for uncollectible accounts. Bad debt expense for the years ended December 31, 1999, 1998 and 1997 was $11,221, $37,412, and $14,226 respectively. Bad debt recovery for the year ended December 31, 1999 was $4,740. The adjustment to the allowance account for the year ended December 31, 1999 was ($8,245).

3.   Inventory

Inventory consists of the following:

                                               1999           1998
					 _________________________
Coffee
      Unroasted                         $   169,958    $   174,284
      Roasted                               114,414        181,096
   Tea                                       19,502         22,527
   Packaging, supplies and other
     merchandise held for sale              183,405         95,811
					 _________________________
   Total inventory                      $   487,279    $   473,718
					 =========================

4.   Property and Equipment

Property and equipment consists of the following:

                                               1999           1998
					__________________________

   Equipment and fixtures              $  1,189,910   $  1,176,558
   Furniture and equipment                  268,601        212,479
   Leasehold improvements                   366,351        363,075
   Transportation equipment                  67,147         41,323
   Marketing equipment                       23,000              -
   Property held under capital leases       303,067        303,578
					__________________________
   Total property and equipment           2,218,076      2,097,013
   Accumulated depreciation              (1,397,723)    (1,210,609)
					__________________________
   Property and equipment, net        $     820,353  $     886,404
					==========================

Marketing equipment includes costs to develop a website for on-line sales and promotion. The costs related to the website are being depreciated on the straight-line method over three years.

Depreciation expense as of December 31, 1999, 1998 and 1997 was
$187,885, $177,593, and $194,599, respectively.

5.   Intangible Assets

Intangible assets represent the costs associated with the acquired divisions over the fair value of their net assets at date of acquisition. The detail of the intangible assets are as follows:

                                               1999            1998
					___________________________

   Goodwill                            $    198,000     $   198,000
   Leasehold value                           67,000          67,000
   Start-up costs                            34,882          34,882
   Organizational costs                      28,565          28,565
   Trademark                                  5,127           1,877
					___________________________
   Total intangible assets                  333,574         330,324
   Accumulated amortization - goodwill      (16,075)        (10,999)
   Accumulated amortization - other
     intangible assets                      (66,586)        (54,845)
					___________________________
   Intangible assets, net              $    250,913     $   264,480
					===========================

Amortization expense as of December 31, 1999, 1998 and 1997 was
$16,817, $16,712, $26,171, respectively.

6.   Long-Term Debt

                                                  1998         1997
Notes Payable

Note payable to Wells Fargo Bank                $546,485     $601,636
Monthly installments of $5,014 plus interest at 2.75% over prime rate beginning February
15, 1999, (11.25% at December 31, 1999),
final payment is due on January 15, 2001.
The note payable is collateralized by a
security interest of first priority in all accounts receivable, inventory, equipment, fixtures and improvements.

Note payable to Wells Fargo Bank                  53,334       73,174
Payable in monthly installments of $1,667
plus interest at 1% over prime rate (9.50% at December 31, 1999), final payment is due on August 15, 2002. The note is secured by all accounts receivable, inventory, equipment, fixtures and improvements.

Note payable to majority shareholders, Paul       24,919       52,000
and Joan Katzeff
Payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996. The shareholders have subordinated this note to all notes payable including Wells Fargo Bank as described above.

Note payable to majority shareholders, Paul            -        5,877
and Joan Katzeff
Payable in quarterly installments of $3,229 including interest at 10%, with Balance due on July 17, 1999. The shareholders have subordinated this note to all notes payable including Wells Fargo Bank as described above.

Note payable to Laoma Yaski                      164,693      197,418
For the purchase of Mendocino Bakery,
payable in monthly installments of $4,249, including interest at 10%, secured by property and equipment at the bakery, final payment due in August 2003.

Note payable to Chase Manhattan Bank              15,330            -
Payable in monthly installments of $324, including interest at 8.637%. Secured by a vehicle, final payment is due in October
2004.

Obligations Under Capital Lease
Note payable to Textron Leasing                    1,716       10,628
Payable in monthly installments of $832, including interest at 16.17%, secured by equipment, final payment due in February
2000.

Note payable to Manifest Group                    12,266       21,928
Payable in monthly installments of $1,030, including interest at 15.315%, secured by equipment, final payment due in January
2001.

Note payable to Imperial Capital                   9,895       17,534
Payable in monthly installments of $840, including interest at 17.263%, secured by equipment, final payment due in January
2001.

Note payable to Granite Financial                 17,899       27,475
Payable in monthly installments of $1,139, including interest at 17.607%, secured by equipment, final payment due in June 2001.

Note payable to Imperial Bakery/Cafe                   -        2,811
Payable in monthly installments of $259, including interest at 19.001%, secured by equipment, final payment due in December
1999.

Note payable to First Sierra Computer             28,952       39,639
Equipment
Payable in monthly installments of $1,297, including interest at 14.00%, secured by equipment, final payment due in February
2002.

Note payable to Security Financial                19,982       27,178
Payable in monthly installments of $910, including interest at 15.529%, secured by equipment, final payment due in February
2002.

Note payable to Centerpoint                        6,842       11,255
Payable in monthly installments of $517, including interest at 19.225%, secured by equipment, final payment due in March 2001.

Note payable to Hansel Leasing                     1,088        4,746
Payable in monthly installments of $380, including interest at 28.510%, secured by a vehicle, final payment due in March 2000.

                                               _________    _________
                                              $  903,401   $1,093,299
Less Current Portion                           ( 241,216)    (208,306)
                                               _________    _________
Long term portion of notes payable and
capital leases                                $  662,185   $  884,993
                                               =========    =========

All of the above notes payable and capital leases with the exception of the First Sierra Computer Equipment capital lease and Manifest
Group lease, are personally guaranteed by the Company's majority shareholders.

Interest paid for the three years ended December 31, 1999, 1998 and 1997 was $117,205, $122,479 and $132,666, respectively.

Maturities of notes payable and capital leases are as follows:

   2000                        $   241,216
   2001                            546,162
   2002                             64,959
   2003                             47,946
   2004                              3,118
   Thereafter                            -
                               $   903,401

Based on current borrowing rates, the fair value of the notes payable and capital leases approximate their carrying amounts.

7.   Income Taxes

The components of the provision for income taxes for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                   1999        1998         1997

Federal-current                $       -   $       -    $       -
Federal-deferred                   6,531     (55,954)       3,380
State-current                        800         800          800
State-prior                          800            -           -
State-deferred                     6,778     (16,285)       8,739
                               _________   __________   _________
Total income taxes             $  14,909   $ (71,439)   $  12,919
                               =========   ==========   =========

The Company computes income taxes using the asset and liability method under which deferred income taxes are provided for temporary differences between the financial basis of the Company's assets and liabilities. As of December 31, 1999 and 1998, deferred tax assets recognized for deductible temporary differences and loss carryforwards total $45,878 and $40,940, respectively. Deferred tax liabilities recognized for taxable temporary differences total $8,681 and $0, respectively. The Company has a California manufacturer's credit carryforward of $24,043 which may be used to offset California income taxes in the future.

The Company has net operating loss and contribution carryovers to offset future income tax. If not used, these credits will expire as follows:

Federal:

       Years ending      Contributions    Net Operating     Total
        December 31                           Loss

           2000            $  6,403         $      -      $  6,403
           2001               9,029                -         9,029
           2002              11,419                -        11,419
           2003              11,289                -        11,289
           2012                   -          584,581       584,581
           2013                   -          128,576       128,576
                           ________         ________      ________
                           $ 38,140         $713,157      $751,297
                           ========         ========      ========
California:

       Years ending      Contributions    Net Operating     Total
        December 31                           Loss

           2002            $  1,091         $239,201      $240,292
           2003              11,289           64,341        75,630
           2004              14,863                -        14,863
                           ________         ________      ________
                           $ 27,243         $303,542      $330,785
                           ========         ========      ========

Income taxes paid for the years ended December 31, 1999, 1998, and 1997 were $1,600, $800 and $0, respectively.

8.   Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancellable operating leases with terms ranging from three to five years.

Minimum annual lease payments due under these agreements are as follows:

   2000                          $  95,983
   2001                             57,462
   2002                             19,984
   2003                              5,201
   Thereafter                            -
                                  ________
                                 $ 178,630

Total annual operating lease payments were $102,018, $69,400 and $49,472 as of December 31, 1999, 1998 and 1997, respectively.

9.   Common Stock

                                             Number of       No Par
					      Shares          Value

Balance, December 31, 1996                   1,237,039      $ 874,666
Issuance of stock                                  345            150
Repurchase of stock                               (640)        (2,000)
                                             _________      _________
Balance, December 31, 1997                   1,236,744        872,816
No activity                                          -              -
					     _________      _________
Balance, December 31, 1998                   1,236,744        872,816
Repurchase of stock                             (2,200)       (11,000)
					     _________      _________
Balance, December 31, 1999                   1,234,544      $ 861,816
					     =========      =========

981,000 shares originally issued are restricted.

10.  Stock Option Purchase Plan

Under the terms of its stock option purchase plan (see note 13), options to purchase shares of the Company's common stock are granted at a price of $5 per share. Options may be exercised until the year 2000. Following is a summary of transactions:

Shares Under Option
                                                1999         1998
					     ____________________
   Outstanding, beginning of year             20,000       23,000
   Shares expired during the year                  -        3,000
   Shares exercised during the year                -       (3,000)
					     ____________________
   Outstanding, end of year                   20,000       20,000
					     ====================

The related compensation expense for the years ended December 31, 1999, 1998 and 1997 is $0, $6,750 and $16,750, respectively.

The Company repurchased 3,000 options in January 2000 for $9,750.

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

Any deferred amounts are due based upon available cash flow as determined by the Company's management or upon demand of the Company's majority shareholders. Rental expense under the above lease was $103,200, $103,000 and $102,000 for the years ended
December 31, 1999, 1998 and 1997, respectively. The Company has made substantial leasehold improvements (Note 4) and intends to exercise all options under the terms of this lease.

The Company leases a bakery establishment in Mendocino, California. The lease provides for monthly rental payments of $3,000 (as of July 1, 1999) and the lease term expires in September 2000.

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

Minimum future rental payments for all leases are as follows:

    2000                       $    61,998
    2001                               767
    2002 and thereafter                  -
				__________
                               $    62,765
				==========

12.  Related-Party Transactions

The Company has an interest only note payable due on demand and a principal and interest note payable to Paul and Joan Katzeff (the Company's majority shareholders) at December 31, 1999, 1998 and 1997 (See Note 6, above). The Company also leases properties from its majority shareholders (See Note 11, above).

The summary of these related-party transactions for the years ended December 31, 1999, 1998 and 1997 follows:

                            1999         1998            1997
		      _______________________________________
   Interest expense  $     4,529    $   7,899      $   11,343
   Rent expense      $   103,200    $ 103,000      $  102,000

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

Number
                 Of Shares             Total
		 ___________________________

1999               3,000            $  9,750
2000               1,000            $  3,500

A remaining 16,000 options may be exercised or sold at any time at the discretion of the past officer subject to the Company's first right of refusal.

As indicated in Note 10, the 1999 options were purchased by the Company in January 2000.

14.  Impact of the Year 2000

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

The Company has completed an assessment and modified or replaced some portions of their equipment so that their computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost was estimated at approximately $14,000. To date, the Company has incurred $14,500 in expenses related to the Year 2000 issue.

The project was completed by December 31, 1999, which was prior to any anticipated impact on its operating systems. The Company believes that with the modifications to existing hardware and conversions to upgrade software, the Year 2000 issue will not pose significant operation problems for its computer systems.

To date, no events related to the year 2000 issue have occurred.

15.  Contingent Liabilities

The Company is engaged in litigation initiated by a former employee, who is seeking damages based upon claims of wrongful termination, breach of an employment contract, break of fiduciary duty, fraudulent inducement and accounting. The Company is vigorously defending this matter and has pursued related cross-claims. The ultimate outcome of this matter and the effect of an adverse result, if any, cannot be determined at this time.

The Company is also engaged in a complaint regarding the pending trademark with the U.S. Trademark Trial and Appeal Board. The Company has not yet filed a response to the initial complaint. The ultimate outcome of this matter and the effect of an adverse result cannot be determined at this time.

16.  Subsequent Events

The Company is actively pursuing the sale of the Bakery and has listed the business with a real estate agent.