Form 10QSB
period 2000-03-31
THANKSGIVING COFFEE CO INC
filed 2000-05-11
CIK 949852

             U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000

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

               Yes \X\                        No \ \

As of April 20, 2000, there were 1,237,384 shares issued and 1,234,544 shares outstanding of common stock of the issuer.

Traditional Small Business Disclosure Format (check one):

               Yes \X\                        No \ \

                THANKSGIVING COFFEE COMPANY, INC.

                              INDEX

						       Page No.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          Report of Independent Accountants                3

          Balance Sheet at March 31, 2000 and
	  December 31, 1999			           4

          Statements of Income for the Three Months
	  Ended March 31, 2000 and March 31, 1999          6

          Statements of Cash Flows for the Three
	  Months Ended March 31, 2000 and March 31,
	  1999						   7

          Notes to Financial Statements                    8

Item 2.   Management's Discussion and Analysis of
	  Financial Condition and Results of Operations   24


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                               29

Item 2.   Changes in Securities                           30

Item 3.   Defaults Upon Senior Securities                 30

Item 4.   Submission of Matters to a vote of
	  Security-Holders				  30

Item 5.   Other Information				  30

Item 6.   Exhibits and Reports on Form 8-K		  30

PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                Report of Independent Accountants


To the Board of Directors
Thanksgiving Coffee Company, Inc.
Fort Bragg, California


We have reviewed the accompanying balance sheet of Thanksgiving Coffee Company, Inc., as of March 31, 2000, and the related statements of income, accumulated deficit and cash flows for the three month period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Thanksgiving Coffee Company, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


SALLMANN, YANG & ALAMEDA
An Accountancy Corporation


/s/ Kathleen M. Alameda

Kathleen M. Alameda
Certified Public Accountant



May 8, 2000

 Thanksgiving Coffee Company, Inc.
         Balance Sheet

                                 March 31,
                                   2000
				----------
Assets
Current assets
  Cash                          $    67,493
  Accounts receivable               363,776
  Note receivable-Griswold           10,000
  Employee receivable                   921
  Inventory                         511,068
  Prepaid expenses                   70,601
				 ----------
Total current assets              1,023,859

Property and equipment
  Property and equipment          2,248,457
  Accumulated depreciation       (1,450,059)
				 ----------
Total property and equipment        798,398

Other assets
  Deposits and other assets          45,000
  Note receivable-Griswold           12,028
  Intangibles, net of               246,692
   amortization
  Deferred tax asset                 28,001
				 ----------
Total other assets                  331,721
				 ----------
Total assets                    $ 2,153,978
				 ==========

Liabilities and stockholders'equity
 Current liabilities
  Accounts payable              $   426,697
  Notes payable-banks, current       80,163
   portion
  Notes payable-other, current       37,063
   portion
  Notes payable-shareholders,        24,919
   current portion
  Capital lease obligations,         59,075
   current portion
  Accrued liabilities                66,254
  Deferred income taxes                 370
				 ----------
Total current liabilities           694,541

Long term debt
  Notes payable                     618,543
  Capital lease obligations          37,868
				 ----------
Total long term debt                656,411

				 ----------
Total liabilities                 1,350,952
				 ----------

Stockholders' equity
  Common stock, no par value,
    1,960,000 shares authorized,
    1,237,384 shares issued,
    1,234,544 shares outstanding    861,816
  Additional paid in capital         24,600
  Accumulated deficit               (83,390)
				 ----------
Total stockholders' equity          803,026
				 ----------
Total liabilities and
stockholders' equity            $ 2,153,978
				 ==========

See accompanying notes to financial statements and Accountants' report.

   Thanksgiving Coffee Company, Inc.
          Statement of Income
Three Month Period Ended March 31, 2000


Income
  Net sales 			$  1,294,702
  Cost of sales                      670,482
				 -----------
Gross profit                         624,220

Operating expenses
  Selling, general and               534,136
   administrative expenses
  Depreciation and amortization       50,925
				 -----------
Total operating expenses             585,061
				 -----------
Operating income                      39,159

Other income (expense)
  Interest income                        690
  Miscellaneous income                   171
  Interest expense                   (28,985)
				 -----------
Total other income (expense)         (28,124)
				 -----------
Income before income taxes            11,035
Income tax expense                      (800)
				 -----------
Net income                      $     10,235
				 ===========

Earnings per share (basic)      $      0.008

Earnings per share (dilutive)   $      0.008

See accompanying notes to financial statements and Accountants' report.

   Thanksgiving Coffee Company, Inc.
        Statement of Cash Flows
Three Month Period Ended March 31, 2000

 Operating activities
 Net income                     $     10,235
 Noncash items included in net
  income
     Depreciation and amortization    56,557
 Changes in operating assets and
  liabilities
   Receivables                        31,332
   Inventory                         (23,789)
   Prepaid expenses                  (13,451)
   Deposits and other assets          (2,660)
   Accounts payable                   19,774
   Accrued liabilities                24,489
				 -----------
 Net cash provided by operating      102,487
  activities

 Investing activities
   Purchases of equipment            (30,381)
				 -----------
 Net cash used by investing          (30,381)
  activities

 Financing activities
   Repayments of notes payable       (45,769)
    and capital leases		 -----------
 Net cash used by financing          (45,769)
  activities

 Net increase in cash                 26,337
 Cash at January 1, 2000              41,156
				 -----------
 Cash at March 31, 2000         $     67,493
				 ===========

See accompanying notes to financial statements and Accountants' report.

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

Inventory

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

               Thanksgiving Coffee Company, Inc.

1. Summary of Significant Accounting Policies (continued)

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

Trademarks and Tradenames

Trademarks and tradenames are being amortized on a straight-line basis over forty (40) years. Total amortization expense for the three month period ended March 31, 2000 is $42.

Investments in Consolidated Companies

On January 1, 1997, the Company acquired the assets and liabilities of Sustainable Harvest, Inc., in a business combination accounted for as a purchase. The Company subsequently sold the subsidiary at a loss of $29,471 on November 1, 1997. The Company has a note receivable reflected on the books as a result of the sale, with a balance of $22,028 as of March 31, 2000.

On October 31, 1996, the Company acquired the assets of Mendocino Bakery, Inc. in a business combination accounted for as a purchase.

Profit Sharing Plan

The Company has a profit sharing plan covering substantially all of its employees. Benefits are based upon years of service and the employee's compensation during the employment period. No contributions to the profit sharing plan were made for the three month period ended March 31, 2000.

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

               Thanksgiving Coffee Company, Inc.

1. Summary of Significant Accounting Policies (continued)

market value of futures contracts (unrealized gains and losses) are reported by the Company in the period in which the change occurs and are included as a component of stockholders' equity. Realized gains and losses are a component of costs of goods sold.

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


2. Accounts Receivable

Accounts receivable consist of the following:

   Accounts receivable                      $   367,635
   Less: Allowance for doubtful accounts         (3,859)
                                             ----------
   Accounts receivable, net                 $   363,776
                                             ==========

The Company uses the allowance method for uncollectible accounts. Bad debt expense for the three month period ended March 31, 2000 is $3,105. The adjustment to the allowance account for the three month period ended March 31, 2000 is ($15,182).

               Thanksgiving Coffee Company, Inc.

3. Inventory

Inventory consists of the following:

   Coffee
      Unroasted                                         $   180,554
      Roasted                                               121,394
   Tea                                                       19,811
   Packaging, supplies and other merchandise held for sale  189,309
                                                          ---------
     Total inventory                                     $  511,068
                                                          =========


4. Property and Equipment

Property and equipment consists of the following:

   Equipment and fixtures                  $ 1,190,168
   Furniture and equipment                     276,590
   Leasehold improvements                      370,115
   Transportation equipment                     72,312
   Marketing equipment                          36,205
   Property held under capital leases          303,067
                                             ---------
   Total property and equipment              2,248,457
   Accumulated depreciation                 (1,450,059)
                                             ---------
   Property and equipment, net             $   798,398
                                             =========

Marketing equipment includes costs to develop a website for on-line sales and promotion. The costs related to the website are being depreciated on the straight-line method over three years.

Depreciation expense for the three month period ended March 31, 2000 is $52,336.

               Thanksgiving Coffee Company, Inc.

5. Intangible Assets

Intangible assets represent the costs associated with the acquired divisions over the fair value of their net assets at date of acquisition. The detail of the intangible assets are as follows:

   Goodwill                                 $   198,000
   Leasehold value                               67,000
   Start-up costs                                34,882
   Organizational costs                          28,565
   Trademark                                      5,127
                                             ----------
   Total intangible assets                      333,574
   Accumulated amortization - goodwill          (17,344)
   Accumulated amortization - other
    intangible assets      			(69,538)
                                             ----------
   Intangible assets, net                   $   246,692
                                             ==========

Goodwill, which represents the excess of the cost of purchased companies over the fair value of the net assets at dates of acquisition, is being amortized on the straight-line method over thirty-nine years.

Amortization expense for the three month period ended March 31, 2000 is $4,221.


6.   Long Term Debt

Notes Payable as of March 31, 2000

Note payable to Wells Fargo Bank, monthly          $531,445
installments of $5,014 plus interest at 2.75% over prime rate beginning February 15, 1999, final payment is due on January 15, 2001. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, fixtures and improvements.

Note payable to Wells Fargo Bank, payable in        $48,334
monthly installments of $1,667 plus interest at 1% over prime rate, final payment is due on August 15, 2002. The note is secured by all accounts receivable, inventory, equipment, fixtures and improvements.

               Thanksgiving Coffee Company, Inc.

Notes Payable as of March 31, 2000 (continued)

Note payable to majority shareholders, Paul and     $24,919
Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996. The shareholders have subordinated this note to all notes payable including Wells Fargo Bank as described above.

Note payable to Laoma Yaski for the purchase of    $155,990
Mendocino Bakery, payable in monthly
installments of $4,249, including interest at 10%, secured by property and equipment at the bakery, final payment due in August 2003.

Note payable to Chase Manhattan Bank, payable in    $14,683
monthly installments of $324, including interest at 8.637%, secured by a vehicle, final payment due in October 2004.


Obligations Under Capital Lease as of March 31, 2000

Note payable to Manifest Group, payable in           $9,612
monthly installments of $1,030, including interest at 15.315%, secured by equipment, final payment due in January 2001.

Note payable to Imperial Capital, payable in         $7,772
monthly installments of $840, including interest at 17.263%, secured by equipment, final payment due in January 2001.

Note payable to Granite Financial, payable in       $15,232
monthly installments of $1,139, including interest at 17.607%, secured by equipment, final payment due in June 2001.

Note payable to First Sierra Computer Equipment,    $26,039
payable in monthly installments of $1,297, including interest at 14.00%, secured by equipment, final payment due in February 2002.

Note payable to Security Financial, payable in      $18,003
monthly installments of $910, including interest at 15.529%, secured by equipment, final payment due in February 2002.

               Thanksgiving Coffee Company, Inc.

Obligations Under Capital Lease as of March 31, 2000 (continued)

Note payable to Centerpoint, payable in monthly      $5,601
installments of $517, including interest at
19.225%, secured by equipment, final payment due
in March 2001.					   --------

                                                   $857,630
Less current portion                               (201,219)
                                                   --------
Long term portion of notes payable and capital     $656,411
leases


All of the above notes payable and capital leases with the exception of the First Sierra Computer Equipment capital lease and Manifest Group lease, are personally guaranteed by the Company's majority shareholders.

Interest paid for the three month period ended March 31, 2000 is $28,985.

Maturities of notes payable and capital leases are as follows:

   2000                        $   195,445
   2001                            546,162
   2002                             64,959
   2003                             47,946
   2004                              3,118
   Thereafter                            -
                                ----------
                               $   857,630
                                ==========

Based on current borrowing rates, the fair value of the notes payable and capital leases approximate their carrying amounts.


7. Income Taxes

The components of the provision for income taxes for the three month period ended March 31, 2000 is as follows:

   State-current                    $   800

The Company computes income taxes using the asset and liability method under which deferred income taxes are provided for

                Thanksgiving Coffee Company, Inc.

temporary  differences  between  the  financial  basis   of   the
Company's assets and liabilities. Deferred tax liabilities recognized for taxable temporary differences are not material for the three month period ended March 31, 2000. The Company has a California manufacturer's credit carryforward of $24,043 which may be used to offset California income taxes in the future.

The Company has net operating loss and contribution carryovers to offset future income tax. If not used, these credits will expire as follows:

Federal
   Years ending                  Net Operating
   December 31   Contributions       Loss            Total
   -----------   -------------   -------------     ----------
     2000          $  6,403        $        -      $    6,403
     2001             9,029                 -           9,029
     2002            11,419                 -          11,419
     2003            11,289                 -          11,289
     2012              -              584,581         584,581
     2013              -              128,576         128,576
                    _______         _________       _________
                   $ 38,140        $  713,157      $  751,297
                    =======         =========       =========

California
   Years ending                  Net Operating
   December 31   Contributions       Loss            Total
   -----------   -------------   -------------     ----------
     2002          $  1,091        $  239,201      $  240,292
     2003            11,289            64,341          75,630
     2004            14,863                 -          14,863
                    _______         _________       _________
                   $ 27,243        $  303,542      $  330,785
                    =======         =========       =========


Income taxes paid for the three month period ended March 31, 2000 is $800.


8. Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancellable operating leases with terms ranging from three to five years.

                Thanksgiving Coffee Company, Inc.

Minimum annual lease payments due under these agreements are as follows:

   2000                         $    71,983
   2001                              57,462
   2002                              19,984
   2003                               5,201
   Thereafter                             -
                                  ---------
                                 $  154,630
                                  =========

Total operating lease payments are $24,000 for the three month period ended March 31, 2000.


9. Common Stock
                                            Number of          No Par
                                               Shares           Value
                     			    -------------------------
   Balance, December 31, 1996               1,237,039      $  874,666
   Issuance of stock                              345             150
   Repurchase of stock                           (640)         (2,000)
                      			    -------------------------
   Balance, December 31, 1997               1,236,744         872,816
   No activity                                      -               -
                     			    -------------------------
   Balance, December 31, 1998               1,236,744         872,816
   Repurchase of stock                         (2,200)        (11,000)
                                            -------------------------
   Balance, December 31, 1999               1,234,544         861,816
   No activity                                      -               -
   Balance, March 31, 2000                  1,234,544      $  861,816
                                            =========================

981,000 shares originally issued are restricted.


10. Stock Option Purchase Plan

Under the terms of its stock option purchase plan (see note 13), options to purchase shares of the Company's common stock are granted

                Thanksgiving Coffee Company, Inc.

at a price of $5 per share. Options may be exercised until December 31, 2000. Following is a summary of transactions:

                                  Shares Under Option

   Outstanding, beginning of year         20,000
   Shares expired during the year              -
   Shares exercised during the year       (3,000)
                                       ---------
   Outstanding, as of March 31, 2000      17,000
                                       =========


11. Long Term Lease

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company's majority shareholders). The lease provides for monthly rental payments of $8,600 and the Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The lease provides for periodic cost of living increases during the term of the lease, including the option periods. The Company exercised the first of four five-year options on March 31, 1995. The lease was extended on March 31, 2000 for sixty days until May 31, 2000, and the Company intends to fully renew the lease at that time.

Any deferred amounts are due based upon available cash flow as determined by the Company's management or upon demand of the Company's majority shareholders. Rental expense under the above lease is $25,800. for the three month period ended March 31, 2000. The Company has made substantial leasehold improvements (Note 4) and intends to exercise all options under the terms of this lease.

The Company leases a bakery establishment in Mendocino, California. The lease provides for monthly rental payments of $3,115 (as of March 31, 2000) and the lease term expires in September 2000.

The Company leases retail space in Fort Bragg, California used as an espresso bar/caf. The lease provides for monthly rental payments of $766, and the lease expires in January 2001, with an option to renew for another five years. The lease also provides for periodic cost of living increases during the term of the lease, including the option periods. In February 1998, the caf business was terminated and the facility was subleased.

                Thanksgiving Coffee Company, Inc.

11. Long Term Lease (continued)

Minimum future rental payments for all leases are as follows:

   2000                         $    62,448
   2001                                 767
   2002 and thereafter                    -
                                 ----------
                                $    63,215
                                 ==========


12. Related Party Transactions

The Company has an interest only note payable due on demand and a principal and interest note payable to Paul and Joan Katzeff (the Company's majority shareholders) at March 31, 2000 (See Note 6, above). The Company also leases properties from its majority shareholders (See Note 11, above).


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

Under the terms of an agreement with a past officer of the Company, the Company may purchase options under the following terms:

                    Number
                 Of Shares             Total
		 ---------	       -----
   2000              1,000          $  3,500

A remaining 16,000 options may be exercised or sold at any time at the discretion of the past officer subject to the Company's first right of refusal.

                Thanksgiving Coffee Company, Inc.

14. Contingent Liabilities

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


15. Subsequent Events

The Company is actively pursuing the sale of the Mendocino Bakery and has listed the business with a real estate agent.



ITEM 2.   COMPARATIVE FINANCIAL DATA

                THANKSGIVING COFFEE COMPANY, INC.

                          BALANCE SHEET

                   ASSETS

                                March 31, 2000       December 31, 1999
                                --------------       -----------------
                                Reviewed                       Audited
                                ---------                      -------

CURRENT ASSETS
   Cash                             $   67,493              $   41,156
   Short Term Investments                    0                       0
   Accounts Receivable                 363,776                 394,983
   Employee Receivable                     921                   1,046
   Inventory                           511,068                 487,279
   Other Receivable & Prepaids          80,601                  67,150
                                    ----------              ----------
        Total Current Assets         1,023,859                 991,614

PROPERTY AND EQUIPMENT
Property Fixtures &
 Equipment                           2,248,457               2,218,076
   Accumulated
       Depreciation                 (1,450,059)             (1,397,723)
                                    ----------              ----------
       Total Property & Equipment      798,398                 820,353

                THANKSGIVING COFFEE COMPANY, INC.

OTHER ASSETS
       Deposits And Other
         Assets                         85,029                  82,369
         Intangibles, Net Of
         Amortization                  246,692                 250,913
                                    ----------              ----------

         Total Other Assets            331,721                 333,282
                                    ----------              ----------
         Total Assets                2,153,978               2,145,249
                                    ==========              ==========


See accompanying notes to financial statements.

                THANKSGIVING COFFEE COMPANY, INC.

        LIABILITIES AND STOCKHOLDERS' EQUITY


                                  March 31, 2000    December 31, 1999
                                  --------------    -----------------
                                  Reviewed                    Audited
                                  --------                    -------

CURRENT LIABILITIES
   Accounts Payable                   $  426,697           $  406,923
   Notes Payable - Banks
     Current Portion                      80,163              116,930
   Current Portion of Long-
       Term Debt - Other                 121,057               99,737
   Accrued Liabilities                    66,624               41,765
                                      ----------           ----------
         Total Current Liabilities       694,541              665,355


LONG-TERM LIABILITIES
   Notes Payable                         618,543              624,091
   Capital Lease Obligations              37,868               58,094
                                      ----------           ----------
       Total Long Term Liabilities       656,411              662,185


STOCKHOLDERS' EQUITY
   Common Stock - No Par Value
   1,960,000 Shares Authorized,
   1,237,384 Shares Issued, and
   1,234,544 Outstanding at
    March 31, 2000                       861,816              861,816
   Additional Paid-In Capital             24,600               24,600
   Unrealized Gain on Investments              0                    0
   Retained Earnings                    ( 83,390)            ( 93,625)
                                      ----------           ----------
       Total Stockholders' Equity        803,026              792,791
                                      ----------           ----------
       Total Liabilities & Equity      2,153,978            2,145,249
                                      ==========           ==========


See accompanying notes to financial statements.

                THANKSGIVING COFFEE COMPANY, INC.


                      STATEMENTS OF INCOME


                                  Three Months Ended
                                March 31,      March 31,
                                  2000           1999
                                 Reviewed      Compiled
                                ----------     ---------

Net Sales                       1,294,702      1,279,039
Cost Of Sales                     670,482        734,126
                                ---------      ---------
     Gross Profit                 624,220        544,913


OPERATING EXPENSES
   Selling, General &
     Administration               534,136        452,919
   Depreciation &
     Amortization                  50,925         44,073
                                ---------      ---------
     Total Operating
       Expenses                   585,061        496,992
                                ---------      ---------
     Operating Income
       (Loss)                      39,159        47,921


OTHER (INCOME) EXPENSE
   Interest (Income)                 (690)          (962)
   Interest Expense                28,985         30,011
   Misc. (Income) Expense            (171)          2,176
                                ---------      ---------
       Total Other (Income)
         Expense                   28,124         31,225
                                ---------      ---------
       Income (Loss) Before
         Taxes                     11,035         16,696
                                ---------      ---------
   Tax Expense (Credit)               800              0

                                ---------      ---------
   Net Income (Loss)               10,235         16,696
                                =========      =========


See accompanying notes to financial statements.

                THANKSGIVING COFFEE COMPANY, INC.

                     STATEMENTS OF CASH FLOW

                                       Three Months Ended
                                  Mar 31, 2000      Mar 31, 1999
                                    Reviewed          Compiled
                                  ------------      ------------

CASH FLOWS FROM OPERATING
 ACTIVITIES
Net Income (Loss)                    $  10,235         $  16,696
Non Cash Items Included Net
   Income (Loss)
   Depreciation &
   Amortization                         56,557            49,433
   (Increase) Decrease In:
        Receivables                     31,332            43,687
        Inventory                      (23,789)           82,153
        Commodities Options Account          0            (7,235)
        Prepaid Expenses/
         Other Receivables             (13,451)           (5,305)
        Deposits/Other                  (2,660)             (293)
   Increase (Decrease) In:
        Accounts Payable                19,774           (79,320)
        Accrued Liabilities             24,489               (45)
        Deferred Inc. Taxes                  0                 0
                                      --------         ---------
     Net Cash Provided By
      Operating Activities             102,487            99,771

CASH FLOWS FROM INVESTING
 ACTIVITIES
   Purchase Of Equipment               (30,381)          (32,010)
   Purchase Of Intangible Assets             0                 0
   Repurchase of Common Stock                0           (11,198)
   Unrealized Gain (Loss) on                 0                 0
    Investments                       --------         ---------
   Net Cash Used By
     Investing Activities              (30,381)          (43,208)
                                      --------         ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES
   (Repayment) Proceeds of
    Notes Payable                      (45,769)          (30,028)
   (Increase) Decrease of
    Notes Receivable                         0                 0
                                      --------         ---------
   Net Cash Used By
    Financing Activities               (45,769)          (30,028)
                                      --------         ---------

See accompanying notes to financial statements.

                THANKSGIVING COFFEE COMPANY, INC.

                                       Three Months Ended
                                  Mar 31, 2000     Mar 31 1999
                                  Reviewed            Compiled
                                  ------------     -----------

Net Increase (Decrease) In Cash         26,337         26,535


Cash, As Of January 1, 2000
 And January 1, 1999                    41,156         89,725
                                       --------       --------

Cash, As Of March 31, 2000
 And March 31, 1999                  $  67,493       $116,259
                                     =========       ========


MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of The Securities Act and Section 21E of The Securities Exchange Act of 1934. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These statements relate to, among other things, planned expansions into new and existing markets and trends in the operations of Thanksgiving Coffee Company, Inc. (the Company). Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecast expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green beans, increased competition within the Company's businesses, variances from budgeted sales mix and growth rate, consumer acceptance of the Company's new products, inability to secure adequate capital to fund its operating expenses and working capital requirements, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement its business plan, natural disasters, civil unrest in countries which produce coffee and tea, weather and other risks identified herein. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this 10-QSB.


Three Months Ended March 31, 2000 Compared With
Three Months Ended March 31, 1999

          Consolidated        Increase (Decrease)

          Net Sales                          $  15,663
          Cost of Sales                     ($  63,644)
          Gross Margin                            5.6%
          Selling, G&A Expense               $  81,217
          Depreciation & Amortization        $   6,852
          Interest Expense                  ($   1,026)
          Net Income                        ($   6,461)

Consolidated net sales for the three months ended March 31, 2000 were $1,294,702, a 1.2% increase over net sales of $1,279,039 for the same period in fiscal 1999.

The Company's coffee sales increased by .7% or approximately $8,000 for the three months ended March 31, 2000 compared to the same period in fiscal 1999. While national revenues declined by approximately $52,000, distribution sales and mail order revenues increased by approximately $58,000 and $2,000 respectively in the three month period ending March 31, 2000 compared to the same period in 1999. The drop in national revenues is attributed to two customers who chose local roasters.

The bakery sales grew 4.2% or nearly $6,000 during that same period reflecting a good volume in February 2000.

Consolidated gross margin (gross profit as a percentage of net sales) increased to 47.8% for the three month period ending
March 31, 2000 from 42.6% for the three months ended March 31, 1999.

The Company's coffee gross margins increased from 46% for the three months ended March 31, 1999 to 50.7% in the same period of fiscal 2000. This increase was due to the average cost of green beans from $1.87 per pound over the three month period ending March 31, 1999 compared to $1.73 per pound over the same period in 2000.

Consolidated selling, general and administrative expenses were $534,136 for the period ending March 31, 2000; a 17.9% increase over the $452,919 for three months ended March 31, 1999. This increase in selling, general and administration expenses was due, for the most part, to additional staffing expenses. In late 1999, the sales department added one new employee, and the accounting department added a controller. In January 2000, administration added another position and the sales department added two manager positions.

Depreciation and amortization expense increased 13.5% from $44,073 for the three months ended March 31, 1999 to $50,925 for the same period in 2000 as a result of the purchase of additional fixed assets. The increase in fixed assets was a result of web store and site design and upgrade of computer hardware and software.

Interest expense decreased 3.4% from $30,011 for the three months ended March 31, 1999 to $28,985 for the same period in fiscal 2000, as a result of a decrease of $206,383 in total borrowings from March 31, 1999 to March 31, 2000. Interest expense as a percentage of net sales remained the same at 2% for both the three months ended March 31, 2000 and for the three months ended March 31, 1999.

Even though the Company realized a profit before taxes for the three months ending March 31, 2000, it did not incur any tax expense. Management deemed the recording of any tax liability as unnecessary since the Company has sufficient tax loss carry forwards to offset taxable income.

As a result of the foregoing factors, the Company incurred a consolidated net profit of $10,235 for the three months ended
March 31, 2000 compared with a net profit of $16,696 for the three months ended March 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000 the Company had positive capital of $329,318. Net cash provided by operating activities was $102,487 for the three months ended March 31, 2000 compared to $99,771 provided by operating activities for the three months ended
March 31, 1999. The increase in net cash provided by operating activities was primarily due to increases in depreciation, accounts payable and accrued liabilities of $56,557, $19,774 and $24,489, respectively, and a $31,332 decrease in accounts receivable. These increases were offset by increases in inventory, prepaid expenses, and deposits of $23,789, $13,451, and $2,660, respectively.

Net cash used by investing activities was $30,381 for equipment purchased during three month period ending March 31, 2000 compared to net cash used by investing activities of $43,208 for the same period in 1999.

Included in net cash used by financing activities during the three months ended March 31, 2000 was $45,769 net repayment of notes payables, primarily for equipment capital leases compared to $30,028 in the same period for fiscal 1999.

At March 31, 1999, the Company had total borrowings of $857,630, including $531,445 outstanding to Wells Fargo Bank under the latest note payable dated January 6, 1999. The borrowings are secured by the Company's accounts receivable, inventory, equipment, fixtures and improvements. The loan terms contain certain limitations and covenant restrictions, including limits on the incurrence of additional indebtedness.

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

The Company maintained a revolving line of credit of up to $650,000 in fiscal 1998. The credit agreement was renewed in the fourth quarter of fiscal 1998; however, in January 1999 this agreement was renegotiated and replaced with a two year note payable in the principal amount of $601,636 with a balloon payment due after the end of two years of $441,199.68. In the event that the Company is unable to renegotiate this balloon payment before it becomes due, the Company's business would be adversely effected. The company's aggregate amount of debt at March 31, 2000 is $857,630.

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


SEASONALITY AND OTHER FACTORS AFFECTING PERFORMANCE

The Company's business is seasonal in nature. The seasonal availability of green bean coffee in the first two quarters of the year and increased sales in the last quarter historically creates a high use of cash and a build up in inventories and increase in the first two quarters with a corresponding decrease in inventory and increase in cash in the last quarter. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Furthermore, past seasonal patterns are not necessarily indicative of future results. The Company's future results of operations and earnings could be significantly affected by other factors, such as changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green coffee beans, increased competition with the Company's businesses, variances from budgeted sales mix and growth rate, consumer acceptance of the Company's new products, inability to secure adequate capital to fund its operations and working capital requirements, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to produce coffee and tea, weather and other natural disasters. There can be no assurance that sales will increase in future quarters.


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


SUMMARY OF RECENT DEVELOPMENTS

The Company renegotiated its line of credit with Wells Fargo Bank in January 1999 to a note payable with the first year payments based on a ten-year amortization schedule and the second year payments based on an eight year amortization schedule and a balloon payment due at the end of the second year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This loan is due January 15, 2001 with the balloon payment of $441,200 due at that time. The Company is currently discussing the refinancing of the balloon payment. In the event that the Company is unable to renegotiate this balloon payment before it becomes due, the Company's business could be adversely affected. It is also negotiating with Wells Fargo Bank to refinance its leases, establish a capital equipment line and develop a working capital line. The Company currently has no working capital line and is using cash and operating revenues to fund its business. See "Management's Discussion and Analysis of Financial Conditions
- Results of Operations Liquidity and Capital Resources."


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is engaged in litigation with a former employee who is seeking damages based upon claims of wrongful termination, breach of an employment contract, break of fiduciary duty, fraudulent inducement and accounting. This action was filed in the Mendocino County Superior Court on May 18, 1999. The Company is vigorously defending this matter and has pursued related cross-claims. Damages in an unspecified amount have been alleged. The ultimate outcome of this matter and the effect on an adverse result, if any, cannot be determined at this time.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

- Not Applicable -


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

- Not Applicable -


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- Not Applicable -


ITEM 5.   OTHER INFORMATION

- Not Applicable -


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

          27.1  Financial Data Schedule (electronic only)

     b.  Form 8-K

No reports on Form 8-K were filed during the period from January 1, 2000 through March 31, 2000

                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.


Name                             Title			    Date
----                             -----                      ----


/s/ Paul Katzeff           Chief Executive Officer      May 10, 2000
______________________
   Paul Katzeff


/s/ Joan Katzeff           President                    May 10, 2000
______________________
   Joan Katzeff

                          EXHIBIT INDEX


27.1 Financial Data Schedule (electronic only).