Form 10QSB
period 2000-06-30
THANKSGIVING COFFEE CO INC
filed 2000-08-18
CIK 949852

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB


            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

(Address of principal executive Offices)         19100 South Harbor Drive
(Zip Code)                                       Fort Bragg, California 95437

Issuer's telephone number, including area code:         707: 964-0118

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

                     Yes \X\                        No \ \


As of August 8,2000, there were 1,234,544 shares outstanding of common stock of the issuer.

Traditional Small Business Disclosure Format (check one):

                     Yes \X\                        No \ \

                       THANKSGIVING COFFEE COMPANY, INC.


                                     INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements, Notes and Report of Independent Accountants.........................      3

Balance Sheet at June 30, 2000 and December 31, 1999................................................  23-24


  Statements of Income for the Three Months Ended June 30, 2000 and
  June 30, 1999 and for the Six Months Ended June 30, 2000 and June 30, 1999........................     25


  Statements of Cash Flows for the Six Months Ended June 30, 2000 & June 30,  1999..................     26


Item 2.   Management's Discussion and Analysis of Financial Condition and
Results of Operations...............................................................................     27


PART II.                     OTHER INFORMATION


Item 1.   Legal Proceedings.........................................................................     31

Item 2.   Changes in Securities.....................................................................     31


Item 3.   Defaults Upon Senior Securities...........................................................     31


Item 4.   Submission of Matters to a vote of Security-Holders.......................................     31


Item 5.   Other Information  .......................................................................     31

Item 6.   Exhibits and Reports on Form 8-K..........................................................     31

                       Thanksgiving Coffee Company, Inc.

                      For the Three and Six Month Periods
                              Ended June 30, 2000
                    With Report of Independent Accountants

                       Thanksgiving Coffee Company, Inc.

                      For the Three and Six Month Periods
                              Ended June 30, 2000


                                    Report

Report of Independent Accountants.............................. 1

                         Reviewed Financial Statements


Thanksgiving Coffee Company, Inc.
Balance Sheet.................................................. 2
Statement of Income............................................ 4
Statement of Accumulated Deficit............................... 5
Statement of Cash Flows........................................ 6
Notes to Financial statements.................................. 7

                       Report of Independent Accountants


To the Board of Directors
Thanksgiving Coffee Company, Inc.
Fort Bragg, California


We have reviewed the accompanying balance sheet of Thanksgiving Coffee Company, Inc., as of June 30, 2000, statement of accumulated deficit and cash flows for the six month period then ended, and the related statement of income for the three and six month periods ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Thanksgiving Coffee Company, Inc.

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


SALLMANN, YANG & ALAMEDA
An Accountancy Corporation


Kathleen M. Alameda
Certified Public Accountant


August 11, 2000

                       Thanksgiving Coffee Company, Inc.

                                 Balance Sheet

                                 June 30, 2000

Assets

Current assets
 Cash and cash equivalents                              $    54,430
 Accounts Receivable                                        374,637
 Note receivable-Griswold                                    10,000
 Employee Receivable                                            707
 Inventory                                                  533,100
 Prepaid expenses                                           106,530
                                                        -----------
Total current assets                                      1,079,404

Property and equipment
 Property and equipment                                   2,278,486
 Accumulated depreciation                                (1,502,592)
                                                        -----------
Total property and equipment                                775,894

Other assets
 Deposits and other assets                                   45,000
 Note receivable-Griswold                                    12,028
 Intangibles, net of amortization                           242,492
 Deferred tax asset                                          28,001
                                                        -----------
Total other assets                                          327,521
                                                        -----------
Total assets                                            $ 2,182,819
                                                        ===========

See accompanying notes and accountants' report.

                       Thanksgiving Coffee Company, Inc.

                                 Balance Sheet

                                 June 30,2000

Liabilities and stockholders' equity
Current liabilities
  Accounts payable                                             $  548,674
  Notes payable-banks, current portion                            529,719
  Notes payable-other, current portion                             37,996
  Capital lease obligations, current portion                       54,186
  Accrued liabilities                                              36,644
  Deferred income taxes                                               370
                                                               ----------
  Total current liabilities                                     1,207,589

Long term debt
  Notes payable-banks                                              23,333
  Notes payable-other                                             109,071
  Notes payable-shareholders                                       24,919
  Capital lease obligations                                        27,963
Total long term debt                                              185,286
Total liabilities                                               1,392,875
                                                               ----------

Stockholders' equity
 Common stock, no par value,
1,960,000 shares authorized,
1,237,384 shares issued,
1,234,544 shares outstanding                                      861,816
 Additional paid in capital                                        24,600
Accumulated deficit                                               (96,472)
                                                               ----------
Total stockholders' equity                                        789,944
                                                               ----------
Total liabilities and stockholders' equity                     $2,182,819
                                                               ==========


See accompanying notes and accountants' report.

                       Thanksgiving Coffee Company, Inc.

                              Statement of Income

                                                       For the Three and Six Month Periods Ended
                                                                     June 30, 2000
                                                                Current    Year-to-Date
                                                                -----------------------
 Income
  Net Sales                                                    $1,363,672   $2,658,374
                                                                  760,577    1,431,059
                                                               -----------------------
Gross Profit                                                      603,095    1,227,315

Operating expenses
  Selling, general, and administrative expenses                   545,600    1,079,736
  Depreciation and amortization                                    50,878      101,804
                                                               -----------------------
Total operating expenses                                          596,478    1,181,540
                                                               -----------------------
Operating (loss) income                                             6,617       45,775

Other income (expense)
  Interest income                                                     715        1,405
  Interest expense                                                (27,280)     (56,265)
  Miscellaneous income                                                267          439
  CLUSA Grant Income                                               40,000       40,000
  CLUSA Project Expense                                           (33,371)     (33,371)
                                                               -----------------------
Total other income (expense)                                      (19,669)     (47,792)
                                                               -----------------------
Loss before income taxes                                          (13,052)      (2,017)
Income tax expense                                                    (30)        (830)
                                                               -----------------------
Net loss                                                       $  (13,052)      (2,847)
                                                               =======================

Loss per share (basic)                                         $  (0.0001)      (0.002)
                                                               =======================
Loss per share (dilutive)                                      $  (0.0001)     (0.0002)
                                                               =======================


See accompanying notes and accountants' reports.

                       Thanksgiving Coffee Company, Inc.

                       Statement of Accumulated Deficit

                                 June 30, 2000

Accumulated deficit, beginning      $      (93,625)
Net loss                                    (2,847)
                                    ---------------
                                    $      (96,472)
                                    ---------------




See accompanying notes and accountants' report.

                       Thanksgiving Coffee Company, Inc.

                            Statement of Cash Flows

                 For the Six Month Period Ended June 30, 2000


Operating activities
Net loss                                                     $     (2,847)

     Depreciation and amortization                                113,290
     Receivables                                                   20,685
     Inventories                                                  (45,821)
     Prepaid expenses                                             (49,380)
     Deposits and other assets                                     (2,660)
     Accounts payable                                             141,751
     Accrued liabilities                                           (5,121)
                                                             ------------
Net cash provided by operating activities                         169,897

Investing activities
     Purchases of equipment                                       (60,410)
                                                             ------------
Net cash used by investing activities                             (60,410)

Financing activities
     Repayments of notes payable and capital leases               (96,213)
                                                             ------------
Net cash used by financing activities                             (96,213)

Net increase in cash                                               13,274
Cash at January 1, 2000                                            41,156
                                                             ------------
Cash at June 30, 2000                                              54,430
                                                             ============




See accompanying notes and accountants' report.

                       Thanksgiving Coffee Company, Inc.

                         Notes to Financial Statements

                                 June 30, 2000



1. Summary of Significant Accounting Policies

Description of Business

Thanksgiving Coffee Company, Inc. (The Company), is a California corporation that purchases and roasts high-quality whole bean coffees and sells them to restaurants, grocery stores and other retail outlets. These products are sold primarily through its own distribution network in the Northern California area. Distributors and retailers do not have the right to return products. Additionally, the Company produces and sells a line of high-quality tea products under the trademark of Royal Gardens Tea Company. The Company also sells coffee, tea and related specialty products through mail order on a national basis. The Company sells sandwiches, pastries, coffee and tea through a bakery located in Mendocino, California. During 1998 the company subleased a cafe located in Fort Bragg, California. In 1997, the Company purchased and sold a subsidiary, a wholesale purchaser and distributor of coffee beans, located in Emeryville, California.

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

                       Thanksgiving Coffee Company, Inc.

1. Summary of Significant Accounting Policies (continued)

Property and Equipment (continued)

For income tax purposes, depreciation is computed using the accelerated cost recovery system and the modified cost recovery system.

Trademarks and Tradenames

Trademarks and tradenames are being amortized on a straight-line basis over forty (40) years. Total amortization expense for the six month period ended June 30, 2000 is $64.

Investments in Consolidated Companies

On January 1, 1997, the Company acquired the assets and liabilities of Sustainable Harvest, Inc., in a business combination accounted for as a
purchase.   The Company subsequently sold the subsidiary at a loss of $29,471 on
November 1, 1997. The Company has a note receivable from the purchaser of Sustainable Harvest reflected on the books as a result of the sale, with a balance of $22,028 as of June 30, 2000 (See note 13, below).

On October 31, 1996, the Company acquired the assets of Mendocino Bakery, Inc. in a business combination accounted for as a purchase.

Profit Sharing Plan

The Company has a profit sharing plan covering substantially all of its employees. Benefits are based upon years of service and the employee's compensation during the employment period. No contributions to the profit sharing plan were made for the six month period ended June 30, 2000.

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

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service, and other factors.

                       Thanksgiving Coffee Company, Inc.

1. Summary of Significant Accounting Policies (continued)

Advertising

The Company expenses costs of advertising the first time the advertising takes place, except direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of mail order solicitation costs, typically mailed to customers who have specifically responded to this type of advertising. The mail order department documents whether orders come from catalogs or other sources when processing orders. Catalog costs are amortized over the period from the catalog mailing until the next catalog is issued.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


2. Accounts Receivable

Accounts receivable consist of the following:

   Accounts receivable                        $   378,996
   Less: Allowance for doubtful accounts           (4,359)
                                              -----------
   Accounts receivable, net                   $   374,637
                                              ===========

The Company uses the allowance method for uncollectible accounts. Bad debt expense for the six month period ended June 30, 2000 is $3,641. The adjustment to the allowance account for the six month period ended June 30, 2000 is $11,577.


3. Inventory

Inventory consists of the following:

     Coffee
      Unroasted                                                $  180,348
      Roasted                                                     137,054
     Tea                                                           20,766
     Packaging, supplies and other merchandise held for sale      194,932
                                                               ----------
     Total inventory                                           $  533,100
                                                               ==========

                       Thanksgiving Coffee Company, Inc.

4. Property and Equipment

Property and equipment consists of the following:

   Equipment and fixtures                $ 1,212,202
   Furniture and equipment                   278,291
   Leasehold improvements                    374,184
   Transportation equipment                   72,312
   Marketing equipment                        38,430
   Property held under capital leases        303,067
                                         -----------
   Total property and equipment            2,278,486
   Accumulated depreciation               (1,502,592)
                                         -----------
   Property and equipment, net           $   775,894
                                         ===========

Marketing equipment includes costs to develop a website for on-line sales and promotion. The costs related to the website are being depreciated on the straight-line method over three years.

Depreciation expense for the six month period ended June 30, 2000 is $104,870.


5. Intangible Assets

Intangible assets represent the costs associated with the acquired divisions over the fair value of their net assets at date of acquisition. The detail of the intangible assets are as follows:

   Goodwill                                             $  198,000
   Leasehold value                                          67,000
   Start-up costs                                           34,882
   Organizational costs                                     28,565
   Trademark                                                 5,127
                                                        ----------
   Total intangible assets                                 333,574
   Accumulated amortization - goodwill                     (18,613)
   Accumulated amortization - other intangible assets      (72,469)
                                                        ----------
   Intangible assets, net                               $  242,492
                                                        ==========

Goodwill, which represents the excess of the cost of purchased companies over the fair value of the net assets at dates of acquisition, is being amortized on the straight-line method over thirty-nine years.

Amortization expense for the six month period ended June 30, 2000 is $5,511.

                       Thanksgiving Coffee Company, Inc.

6. Long Term Debt

Notes Payable as of March 31, 2000

Note payable to Wells Fargo Bank, payable in                     $   509,719
monthly installments of $8,356 plus interest at 2.75% over prime rate beginning February 15, 2000, final payment is due on January 15, 2001. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, fixtures and improvements.

Note payable to Wells Fargo Bank, payable in
monthly installments of $1,667 plus interest at 1%                    43,334
over prime rate, final payment is due on August
15, 2002. The note is secured by all accounts receivable, inventory, equipment, fixtures and improvements.

Note payable to majority shareholders, Paul and
Joan Katzeff, payable in monthly installments of                      24,919
interest only at 12%, with balance due on demand after June 30, 1996. The shareholders have subordinated this note to all notes payable including Wells Fargo Bank as described above.
Deferred interest is $1890 at 6/30/00.

Note payable to Laoma Yaski for the purchase of                      147,068
Mendocino Bakery, payable in monthly installments of $4,249, including interest at 10%, secured by property and equipment at the bakery, final payment due in August 2003.

Note payable to Chase Manhattan Bank, payable in                      14,023
monthly installments of $324, including interest at 8.637%, secured by a vehicle, final payment due in October 2004.

Obligations Under Capital Lease as of March 31,
2000

Note payable to Manifest Group, payable in monthly                     6,856
installments of $1,030, including interest at 15.315%, secured by equipment, final payment due in January 2001.

Note payable to Imperial Capital, payable in                           5,556
monthly installments of $840, including interest at 17.263%, secured by equipment, final payment due in January 2001.

                       Thanksgiving Coffee Company, Inc.

6. Long Term Debt (continued)

Obligations Under Capital Lease as of
March 31, 2000 (continued)

Note payable to Granite Financial, payable in monthly                 $  12,446
installments of $1,139, including interest at 17.607%, secured by equipment, final payment due in June 2001.

Note payable to First Sierra Computer Equipment, payable                 23,024
in monthly installments of $1,297, including interest at 14.00%, secured by equipment, final payment due in February 2002.

Note payable to Security Financial, payable in monthly                   15,944
installments of $910, including interest at 15.529%, secured by equipment, final payment due in February 2002.

Note payable to Centerpoint, payable in monthly installments              4,298
of $517, including interest at 19.225%, secured by equipment, final payment due in March 2001.

Less current portion                                                    807,187
Long term portion of notes payable and                                 (621,901)
                                                                      ---------
capital leases                                                        $ 185,286
                                                                      =========

All of the above notes payable and capital leases with the exception of the First Sierra Computer Equipment capital lease and Manifest Group lease, are personally guaranteed by the Company's majority shareholders.

Interest paid for the six month period ended June 30, 2000 is $47,698.

Maturities of notes payable and capital leases are as follows:

    2000                                                   $ 120,083
    2001                                                     571,081
    2002                                                      64,959
    2003                                                      47,946
    2004                                                       3,118
    Thereafter
                                                           $ 807,187
                                                           =========

Based on current borrowing rates, the fair value of the notes payable and capital leases approximate their carrying amounts.

                       Thanksgiving Coffee Company, Inc.

7.    Income Taxes

The components of the provision for income taxes for the three and six month periods ended June 30, 2000 is as follows:

                                                       Current  Year-to-Date
                                                         ___________________
    State-current                                        $   -        $  800
    State-prior                                             30            30
                                                         ___________________
    Total                                                $ 830         $ 830
                                                         ===================

The Company computes income taxes using the asset and liability method under which deferred income taxes are provided for temporary differences between the financial basis of the Company's assets and liabilities. Deferred tax liabilities recognized for taxable temporary differences are not material for the six month period ended June 30, 2000. The Company has a California manufacturer's credit carryforward of $24,043 which may be used to offset California income taxes in the future.

The Company has net operating loss and contribution carryovers to offset future income tax. If not used, these credits will expire as follows:

Federal
     Years ending                              Net Operating
     December 31           Contributions                Loss          Total
     -----------           -------------          ----------          -----
       2000                   $    6,403            $      -       $  6,403
       2001                        9,029                   -          9,029
       2002                       11,419                   -         11,419
       2003                       11,289                   -         11,289
       2012                            -             584,581        584,581
       2013                            -             128,576        128,576
                                                    --------       --------
                              $   38,140            $713,157       $751,297
                              ==========            ========       ========

California
     Years ending
     December 31           Contributions  Net Operating Loss           Total
     -----------           -------------
          2002                $    1,091            $239,201       $ 240,292
          2003                    11,289              64,341          75,630
          2004                    14,863                   -          14,863
                              ----------            --------       ---------
                              $   27,243            $303,542       $ 330,785
                              ==========            ========       =========

Income taxes paid for the six month period ended June 30, 2000 is $800.

                       Thanksgiving Coffee Company, Inc.

8. Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancellable operating leases with terms ranging from three to five years.

Minimum annual lease payments due under these agreements are as follows:


   2000                                     $ 46,130
   2001                                       51,051
   2002                                       14,557
   2003                                        7,923
   Thereafter                                  1,424
                                            --------
                                            $121,085
                                            ========

Total operating lease payments are $22,531 and $42,131 for the three and six month periods ended June 30, 2000, respectively.

9. Common Stock
                                   Number of
                                     Shares       Value
                                    ---------    --------
   Balance, December 31, 1996       1,237,039    $874,666
   Issuance of stock                      345         150
   Repurchase of stock                   (640)     (2,000)
                                    ---------    --------
   Balance, December 31, 1997       1,236,744     872,816
   No activity
   Balance, December 31, 1998       1,236,744     872,816
   Repurchase of stock                 (2,200)     11,000)
                                    ---------    --------
   No activity
   Balance, June 30, 2000           1,234,544    $861,816
                                    =========    ========

981,000 shares originally issued are restricted.

                       Thanksgiving Coffee Company, Inc.

10. Stock Option Purchase Plan

Under the terms of its stock option purchase plan (see note 13), options to purchase shares of the Company's common stock are granted at a price of $5 per share. Options may be exercised until December 31, 2000. Following is a summary of transactions:

                                                       Shares Under Option
                                                       -------------------

   Outstanding, beginning of year                                   20,000
   Shares expired during the year                                        -
   Shares exercised during the year                                 (3,000)
                                                                 ---------
   Outstanding, as of June 30, 2000                                 17,000
                                                                 =========

The above referenced exercised options did not result in the issuance of shares of the Company's common stock; but rather, pursuant to the terms of an agreement with the Company and one of its former officers, resulted in the Company's payment to such officer of $9,750.


11. Long Term Lease

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company's majority shareholders). The lease provides for monthly rental payments of $8,600 and the Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The lease provides for periodic cost of living increases during the term of the lease, including the option periods. The Company exercised the first of four five-year options on March 31, 1995. The lease was extended on March 31, 2000 for one hundred and fifty-two days until August 31, 2000, and the Company intends to fully renew the lease at that time. There are no deferred payments under the current agreement.

Any deferred amounts are due based upon available cash flow as determined by the Company's management or upon demand of the Company's majority shareholders. Rental expense under the above lease is $51,600. for the six month period ended June 30, 2000. The Company has made substantial leasehold improvements (Note 4, above) and intends along with its major shareholders to exercise all options under the terms of this lease.

The Company leases a bakery establishment in Mendocino, California. The lease provides for monthly rental payments of $3,115 (as of June 30, 2000) and the lease term expires in September 30, 2010.

The Company originally leased a building in Fort Bragg to house a cafe business. In February, 1998, the cafe was closed and the building subleased at its full rental costs including periodic cost of living increases. The lease expires in January, 2001. The current lease payment is $766.

                       Thanksgiving Coffee Company, Inc.

11.  Long Term Lease (continued)

Minimum future rental payments for all leases are as follows:

   2000                                        $    60,914
   2001 and thereafter                                   -
                                                    ------
                                               $    60,914
                                               ===========


12.  Related Party Transactions

The Company has an interest only note payable due on demand and a principal and interest note payable to Paul and Joan Katzeff (the Company's majority shareholders) at June 30, 2000 (See Note 6, above). The Company also leases properties from its majority shareholders (See Note 11, above).

13.  Commitments

Under the terms of an agreement with a former subsidiary sold in 1997, the Company has the ability to purchase coffee beans each year for the next five year ending December 31, 2002, at a predetermined price per pound over landed coffee costs. If the coffee beans are not purchased , the former subsidiary can defer its notes receivable payments to the Company into subsequent years pursuant to the agreement (See Note 1, above).

The Company purchased a bakery from Laoma Yaski in 1996 for $350,000. The Company agreed to pay an additional $25,000 to Laoma Yaski upon the seven year anniversary of the purchase provided she does not own, manage or operate a bakery within 250 miles of Mendocino, California.

Under the terms of an agreement with a past officer of the Company, the Company may purchase options under the following terms:
                                                     Number
                                                   Of Shares     Total
                                                   ---------     -----

2000                                                    1000     $3500

A remaining 16,000 options may be exercised or sold at any time at the discretion of the past officer subject to the Company's first right of refusal

                       Thanksgiving Coffee Company, Inc.

14.     Contingent Liabilities

The Company is engaged in litigation initiated by a former employee, who is seeking damages based upon claims of wrongful termination, breach of an employment contract, break of fiduciary duty, fraudulent inducement and accounting. The Company is vigorously defending this matter and is pursuing related cross-claims. The ultimate outcome of this matter and the effect of an adverse result, if any, cannot be determined at this time.

15.     Future Potential Disposition

The Company is pursuing the sale of the Mendocino Bakery and has listed the business with a real estate agent.


16.     Non-Operating Business Project

During the period April 3, 2000 through August 31, 2001 the company entered into an agreement with USAID-CLUSA Hurricane Mitch Cooperative to provide services to assist and train in CLUSA's Agricultural Restoration and Economic Reactivation Post Mitch Project.

ITEM 2.   COMPARATIVE FINANCIAL DATA

THANKSGIVING COFFEE COMPANY, INC.


                                                                 BALANCE SHEET
-----------------------------------------------------------------------------------------
Balance Sheet
-----------------------------------------------------------------------------------------
as of June 30, 2000                                 Unaudited                     Audited
-----------------------------------------------------------------------------------------
                                                    6/30/00                      12/31/99
-----------------------------------------------------------------------------------------
          ASSETS
-----------------------------------------------------------------------------------------
 Cash                                           $    54,430                   $    41,156
-----------------------------------------------------------------------------------------
Accounts receivable                                 374,637                       394,983
-----------------------------------------------------------------------------------------
Employee receivable                                     707                         1,046
-----------------------------------------------------------------------------------------
Note Rec - Griswold                                  10,000                        10,000
-----------------------------------------------------------------------------------------
Inventory                                           533,100                       487,279
-----------------------------------------------------------------------------------------
Commodities/futures                                       0                             0
-----------------------------------------------------------------------------------------
Intercompany AR                                           0                             0
-----------------------------------------------------------------------------------------
Prepaid Expenses                                    106,530                        57,150
-----------------------------------------------------------------------------------------
CURRENT ASSETS                                    1,079,404                       991,614
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
Property and equipment                            2,278,486                     2,218,076
-----------------------------------------------------------------------------------------
Accum. Depreciation                              (1,502,592)                   (1,397,723)
-----------------------------------------------------------------------------------------
Deferred futures contract                                 0                             0
-----------------------------------------------------------------------------------------
Deposits and other assets                            45,000                        42,340
-----------------------------------------------------------------------------------------
Note Rec - Griswold                                  12,028                        12,028
-----------------------------------------------------------------------------------------
Deferred tax asset                                   28,001                        28,001
-----------------------------------------------------------------------------------------
Intangibles                                         305,009                       305,009
-----------------------------------------------------------------------------------------
Accum Amortization                                  (62,517)                      (54,096)
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------

 TOTAL ASSETS                                   $ 2,182,819                   $ 2,145,249
---------------------------------------------============================================

------------------------------------======================================

--------------------------------------------------------------------------
       LIABILITIES & EQUITY
--------------------------------------------------------------------------
Accounts payable                             548,674               406,923
--------------------------------------------------------------------------
Inter company AP                                   0                     0
--------------------------------------------------------------------------
Accrued liabilities                           36,644                41,765
--------------------------------------------------------------------------
Deferred income taxes                            370                   370
--------------------------------------------------------------------------
Notes payable-banks, current                 529,719               116,930
portion
--------------------------------------------------------------------------
Notes payable-other, current                  37,996                24,918
portion
--------------------------------------------------------------------------
Notes payable-shareholders,                        0                38,821
current portion
--------------------------------------------------------------------------
Capital lease obligations, current            54,186                60,546
portion
--------------------------------------------------------------------------
CURRENT LIABILITIES                        1,207,589               690,273
--------------------------------------------------------------------------

--------------------------------------------------------------------------
Notes payable, Wells Fargo                    23,333               624,091
--------------------------------------------------------------------------
Note payable, shareholder                     24,919                     0
--------------------------------------------------------------------------
Capitalized Leases                            27,963                38,094
--------------------------------------------------------------------------
Note payable, other                           109071                     0
--------------------------------------------------------------------------
LT LIABILITIES                               185,286               662,185
--------------------------------------------------------------------------

--------------------------------------------------------------------------
Common stock                                 861,816               861,816
--------------------------------------------------------------------------
Addl paid in capital                          24,600                24,600
--------------------------------------------------------------------------
Retained earnings                            (96,472)              (93,625)
--------------------------------------------------------------------------

--------------------------------------------------------------------------

--------------------------------------------------------------------------
TOTAL EQUITY                                 789,944               792,791
--------------------------------------------------------------------------
 TOTAL LIAB AND EQUITY                   $ 2,182,819           $ 2,145,249
-----------------------------------=======================================

      THANKSGIVING COFFEE COMPANY, INC.


STATEMENTS OF INCOME

                             Three           Three             Six             Six
                             Months          Months            Months          Months
                             Ended           Ended             Ended           Ended
                             June 30         June 30           June 30         June 30
                             2000            1999              2000            1999
Income
  Net sales                 1,363,672       1,333,859          2,658,374       2,602,051
  Cost of sales               760,577         724,124          1,431,059       1,447,403
Gross profit                  603,095         609,735          1,227,315       1,154,648


Operating
 expenses
  Selling,                    545,600         514,762          1,079,736         967,681
  general and
  administrative expenses
  Depreciation                 50,878          46,265            101,804          90,338
  and amortization
Total operating               596,478         561,027          1,181,540       1,058,019
 expenses
Operating income                6,617          48,708             45,775          96,629

Other income
 (expense)
  Interest                        715             365                439           1,327
  income
  Miscellaneous                   267          (2,116)             1,405          (4,292)
  income
  Interest                    (27,280)        (30,634)           (56,265)        (60,645)
  expense
Colusa Income                   6,629                              6,629
 (Expense)
Total other                   (19,669)        (32,385)           (47,792)        (63,610)
 income
 (expense)
Loss before                   (13,052)              0            (2,,017)              0
 income tax
Net income tax                     30               0               (830)              0
Net                           (13,082)         16,323             (2,847)         33,019
 Income/(Loss)

                         THANKSGIVING COFFEE COMPANY, INC.


                            STATEMENTS OF CASH FLOW


Thanksgiving Coffee Company, Inc.
Consolidation of Subsidiary Financial Statements
CASH FLOW STATEMENT

                                                                            6/30/00                6/30/99
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                           $ (2,847)              $ 33,019
Non Cash Items Included in Net Income (Loss):
   Depreciation & Amortization                                               113,290                101,098
   (Increase) Decrease In:
      Receivables                                                             20,685                 62,236
      Inventory                                                              (45,821)                13,288
      Commodities Options Account                                                  0                      0
      Prepaid Expense                                                        (49,380)               (60,465)
      Deposits/Other                                                          (2,660)                (1,050)
   Increase (Decrease) In:
      Accounts Payable                                                       141,751                 14,503
      Accrued Liabilities                                                     (5,121)               (15,336)
      Deferred Income Taxes                                                        0                      0
                                                                 ------------------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                169,897                147,293


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Equipment                                                     (60,410)               (75,439)
   Purchase of Intangible Assets                                                   0                      0
   Repurchase of Common Stock                                                      0                (11,198)
   Unrealized Gain (Loss) on Investments                                           0                      0
                                                                 ------------------------------------------
      NET CASH USED BY INVESTING ACTIVITIES                                  (60,410)               (86,637)

CASH FLOWS FROM FINANCING ACTIVITIES
   (Repayment) Proceeds of Notes Payable                                     (96,213)               (85,861)
   (Increase) Decrease of Notes Receivable                                         0                      0
                                                                 ------------------------------------------
      NET CASH USED BY FINANCING ACTIVITIES                                  (96,213)               (85,861)

NET INCREASE (DECREASE) IN CASH                                               13,274                (25,205)
CASH AT 1/1/00 AND 1/1/99                                                     41,156                 89,725
                                                                 ------------------------------------------
CASH AT 6/30/00 AND 6/30/99                                                   54,430                 64,520
                                                                 ==========================================

                       THANKSGIVING COFFEE COMPANY, INC.



MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These statements relate to, among other things, trends in the operations of the Company. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecast expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green beans, increased competition within the Company's businesses, variances from budgeted sales mix and growth rate, consumer acceptance of the Company's new products, inability to secure adequate capital to fund its operating expenses and working capital requirements, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement its business plan, natural disasters, civil unrest in countries which produce coffee and tea, weather and other risks identified herein. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this 10-QSB.


Three Months Ended June 30, 2000 Compared With Three Months Ended June 30, 1999

                       Consolidated             Increase (Decrease)
                       ------------             -------------------

                       Net Sales                      $  29,813
                       Cost of Sales                  $  36,453
                       Gross Margin                        (1.5%)
                       Selling, G&A Expense           $  30,838
                       Depreciation & Amortization    $   4,613
                       Interest Expense              ($   3,354)
                       Net Income/(Loss)             ($  29,405)

Consolidated net sales for the three months ended June 30, 2000 were $1,363,672, or up 2% when compared with net sales of $1,333,859 for the same period in fiscal 1999.

The Company's aggregate coffee sales for the three months ended June 30, 2000 compared to the same period in fiscal 1999 were substantially similar. While national revenues (eg. Revenues not derived by mail order and direct truck distribution) and mail order revenues declined by approximately $15,000, distribution sales increased by approximately $40,000 in the three month period ending June 30, 2000 compared to the same period in 1999. The decrease in national revenues is attributed to two customers who transferred their business to local roasters. The improvement in distribution sales has come as a result of staffing additions that were made earlier in the year. Although management anticipates this growth will continue, there can be no assurances that such growth can be sustained and current revenues could decline.

The decrease in revenue for mail order reflects the lack of spending on new mailings to grow the mailing list and attrition of the current list. The Company has shifted its emphasis to Internet sales and increased its expenditures for development of its Internet site and store. This shift has been made to continue the Company's mission to preserve natural resources by potentially reducing the number of catalogues it produces and to participate in the growing interest in web purchases. As a result, web sales increased by $12,500 for the second quarter of 2000 over the same period in 1999.

Sales attributable to operations of the Company's bakery grew 2.9%, or nearly $4,000, during the second quarter of 2000 compared to the same period in 1999 reflecting better volume in 2000.

Cost of sales increased from $724,124 in 1999 to $760,577 in 2,000 growing faster than sales because of increases in the cost of energy, labor and packaging. These costs accounted for the major portion of the increase.

Consolidated gross margin (gross profit as a percentage of net sales) decreased to 44.2% for the three month period ending

June 30, 2000 from 45.7% for the three months ended June 30, 1999. This decline was a result of higher cost of sales as described above.

Consolidated selling, general and administrative expenses were $545,600 for the period ending June 30, 2000, a 6.3% increase over the $514,762 for three months ended June 30, 1999. This increase in selling, general and administrative expenses was due primarily to additional staffing expenses. In late 1999, the sales department added a new salesperson, a sales manager, driver supervisor and a repair person to repair its brewers and grinders. The Company also added an environmental and social manager to staff in the first quarter.

Depreciation and amortization expense increased 10.0% from $46,265 for the three months ended June 30, 1999 to $50,879 for the same period in 2000 as a result of the purchase of additional fixed assets. The increase in fixed assets was a result of web store and site design, upgrade of computer hardware and software and brewing and grinding equipment for the field.

Interest expense decreased 10.9% from $30,634 for the three months ended June 30, 1999 to $27,280 for the same period in fiscal 2000, as a result of a decrease in total borrowings from June 30, 1999 of $1,020,253 to $807,187 at June 30, 2000. Interest expense as a percentage of net sales decreased to 2% for the three months ended June 30, 2000 from 2.3% for the three months ended June 30, 1999.

During the second quarter of fiscal 2000, the Company entered into an agreement with COLUSA, a not for profit technical assistance organization in Nicaragua to place ten tasting rooms on farms of co-ops. The project is funded by USAID. The Company's role is to provide technical assistance, equipment and supplies for the project. To date the Company has accrued $40,000 in income and has had $33,371 in expenses. The project is expected to take approximately eighteen months to complete.

As a result of the foregoing factors, the Company incurred a consolidated net loss of $13,082 for the three months ended June 30, 2000 compared with a net profit of $16,323 for the three months ended June 30, 1999. Management anticipates sustaining further losses in the next quarter until it can implement price increases to offset the higher cost of sales especially in the Swiss Water Processed Decafs and makes changes in staffing to lower operating expenses. There can be no assurances that the price increases can be implemented and/or staffing changes made ; and even if such price increases or staffing changes are made, there are no assurances that the Company will be profitable in any future period.

Six Months Ended June 30, 2000 Compared With Six Months Ended June 30, 1999

                       Consolidated                Increase (Decrease)
                       ------------                -------------------

                       Net Sales                        $ 56,323
                       Cost of Sales                   ($ 16,344)
                       Gross Margin                          1.8%
                       Selling, G&A Expense             $112,055
                       Depreciation & Amortization      $ 11,466
                       Interest Expense                ($  4,380)
                       Net Income/(Loss)               ($ 35,866)

Consolidated net sales for the six months ended June 30, 2000 were $2,658,374, a 2% increase over net sales of $2,602,051 for the same period in fiscal 1999.

The Company's coffee sales increased nearly 1% for the six months ended June 30, 2000 compared to the same period in fiscal 1999. While national revenues and mail order have declined by approximately $57,000 and $12,000 respectively, distribution sales revenues increased by approximately $114,000 in the six month period ending June 30, 2000 compared to the same period in 1999. The improvement in the local distribution has come as a result of staffing additions that were made earlier in the year. Although management anticipates this growth will continue, there can be no assurance that such growth can be sustained and current revenues may decline.

The decrease in mail order revenue reflects the lack of mailings to grow the customer list. The Company has shifted its emphasis to Internet sales. Most of its spending has been for the Internet site and Internet store. This shift has been made to further the company's mission of preserving the environment by potentially reducing the amount of catalogues produced and to participate in the growing interest of buying on the web. Revenues on the web are up approximately $50,000 for the first six months of 2000, compared to the same period in 1999.

The bakery sales grew 3.5% or nearly $11,000 during the first six months of 2000 compared to the same period in 1999 reflecting good volume in 2000.

Cost of sales have declined from $1,447,403 for the first six months of 1999 to $1,431,059 compared to the same period in 2000 primarily on lower bean costs. Increases in the second quarter in fuel, salaries and packaging have substantially eroded the improvements. We anticipate that these higher costs will negatively affect cost of sales in the third and fourth quarter of 2000.

Consolidated gross margin (gross profit as a percentage of net sales) increased to 46.2% for the six month period ending June 30, 2000 from 44.4% for the six months ended June 30, 1999.

The Company's coffee gross margins increased from 47.2% for the six months ended June 30, 1999 to 49.8% in the same period of fiscal 2000. This increase was due to the average cost of green beans decreasing from $1.84 per pound over the six month period ending June 30, 1999 compared to $1.71 per pound over the same period in 2000.

Consolidated selling, general and administrative expenses were $1,079,736 for the six months period ending June 30, 2000; a 11.5% increase over the $967,681 for six months ended June 30, 1999. This increase in selling, general and administration expenses was due, as described previously, to additional staffing expenses.

Depreciation and amortization expense increased 12.7% from $90,338 for the six months ended June 30, 1999 to $101,804 for the same period in 2000 as a result of the purchase of additional fixed assets. The increase in fixed assets was a result of web store and site design, upgrade of computer hardware and software and some purchase of brewers and grinders.

Interest expense decreased 7.2% from $60,645 for the six months ended June 30, 1999 to $56,265 for the same period in fiscal 2000, as a result of a decrease in total borrowings from $1,020,253 at June 30, 1999 to $807,187 at June 30, 2000. Interest expense as a percentage of net sales decreased to 2.1% for the six months ended June 30, 2000 from 2.3% for the six months ended June 30, 1999.

As a result of the flat sales and increasing cost of goods and higher labor costs, the Company incurred a consolidated net loss of $2,847 for the six months ended June 30, 2000, compared with a net profit of $33,019 for the six months ended June 30, 1999. Management anticipates sustaining further losses in the next quarter until it can implement price increases to offset higher cost of sales especially in its Swiss Water Processed Decafs and makes changes in its staffing to lower operating costs. There can be no assurances that the price increases can be made and/or staff changes implemented; and if such price increases and staffing changes made, there are no assurances that the company will be profitable in any future period.



LIQUIDITY AND CAPITAL RESOURCES


At June 30, 2000 the Company had negative working capital of $128,185. This change in working capital is a result of the reclassification of the balloon payment of approximately $459,583 due under the Wells Fargo note.. This obligation is now listed as current because it is due within twelve months (See footnote 6). The Company has been working with a number of financial institutions to refinance the balloon payment in addition to acquiring a working capital line of credit.

Net cash provided by operating activities was $169,897 for the three months ended June 30, 2000 compared to $147,293 provided by operating activities for the three months ended June 30, 1999. The increase in net cash provided by operating activities was primarily due to increases in accounts payable and depreciation of $141,751 and $113,290 respectively. These increases were offset by increases in prepaid expenses and inventories of $49,380 and $45,821, respectively. Increases in prepaid expenses were a result of classifying amounts from the CLUSA contract in this section, amounting to nearly $40,000. Increases in inventories were a result of a shipment of green beans coming at the end of the month and an increase in other manufactured goods inventory of $10,000. The increase in accounts payable was a result of the truck load of inventory arriving on the last day of the period and slower payable cycle with agreement of its green bean vendors.

Net cash used by investing activities was $60,410 comprised primarily of internet WEB design for the site and the store, computer hardware and software upgrades and grinders brewers, and fixtures purchased during six month period ending June 30, 2000 compared to net cash used by investing activities of $86,637 for the same period in 1999.

Included in net cash used by financing activities during the three months ended June 30, 2000 was $96,213 net repayment of notes payables and capital leases compared to $85,861 in the same period for fiscal 1999 for note repayments and repurchase of stock. The higher repayment of debt was a result of the accelerated payment schedule of the Wells Fargo note. The drop in cash was a result of higher debt service payments.

The Company maintained a revolving line of credit of up to $650,000 with Wells Fargo in Fiscal 1998. In January, 1999, this agreement was renegotiated and replaced with a two year note payable in the principal amount of $601,636 and a final balloon payment due and payable January 15, 2001 of $459,583. The loan terms contain certain limitations and covenant restrictions, including limits on the incurrence of additional indebtedness.

At June 30, 1999, the Company had total borrowings of $807,187, including $553,053 outstanding to Wells Fargo Bank. The borrowings are secured by the Company's accounts receivable, inventory, equipment, fixtures and improvements.

The Company anticipates that its existing capital resources and cash generated from operations will not be sufficient to meet its cash requirements for the next 12 months at its anticipated level of operations. The Company is currently negotiating with several financial institutions to refinance its debt with Wells Fargo. If the Company cannot refinance its balloon note of $459,583, due January 2001, its operations would be severely threatened. There can be no assurances that the balloon payment can be refinanced or that if refinanced the rates charged would be favorable to continued operations. If the debt is not refinanced, the Company would experience a material adverse effect on its operations.

The Company is dependent on successfully executing its business plan to achieve profitable operations, obtaining additional sources of borrowings (including normal trade credit) and securing favorable financing arrangements (including lease financing) to finance its immediate working capital needs. There can be no assurance that the Company will be successful in this regard. If the company is not able to meet its credit obligations the Company's business could be materially and adversely affected.


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



SUMMARY OF RECENT DEVELOPMENTS

     PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS


The Company is engaged in litigation with a former employee who is seeking damages based upon claims of wrongful termination, breach of an employment contract, break of fiduciary duty, fraudulent inducement and accounting. This action was filed in the Mendocino County Superior Court on May 18, 1999. The Company is vigorously defending this matter and is pursuing related cross-claims. Damages in an unspecified amount have been alleged. The ultimate outcome of this matter and the effect on an adverse result, if any, cannot be determined at this time.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


- Not Applicable -


ITEM 3. DEFAULTS UPON SENIOR SECURITIES


- Not Applicable -


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


- Not Applicable -


ITEM 5. OTHER INFORMATION


- Not Applicable -


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.  Exhibits


27.1    Financial Data Schedule (electronic only).

b.  Form 8-K

No reports on Form 8-K were filed during the period from April 1, 2000 through June 30, 2000

               SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.


Name                             Title                        Date
----                             -----                        ----


/s/ Paul Katzeff         Chief Executive Officer           August 17, 2000
----------------
 Paul Katzeff


/s/ Joan Katzeff         President                         August 17, 2000
----------------
 Joan Katzeff