Form 10KSB
period 2000-09-30
THANKSGIVING COFFEE CO INC
filed 2000-11-14
CIK 949852

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB


            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended Sept 30, 2000

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

                             Yes \X\        No \ \


As of November 8, 2000, there were 1,234,544 shares outstanding of common stock of the issuer.

Traditional Small Business Disclosure Format (check one):

                             Yes \X\        No \ \

                       THANKSGIVING COFFEE COMPANY, INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements, Notes and Report of Independent Accountants...        3

Balance Sheet at September 30, 2000 and December 31, 1999....................    23-24

  Statements of Income for the Three Months Ended September 30, 2000 and
  September 30, 1999 and for the Nine Months Ended September 30, 2000 and
  September 30, 1999.........................................................       25

  Statements of Cash Flows for the Nine Months Ended September 30, 2000 &
  September 30, 1999.........................................................       26

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations........................................................       27

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................       31

Item 2.  Changes in Securities...............................................       31

Item 3.  Defaults Upon Senior Securities.....................................       31

Item 4.  Submission of Matters to a vote of Security-Holders.................       31

Item 5.  Other Information...................................................       31

Item 6.  Exhibits and Reports on Form 8-K....................................       31

                       Thanksgiving Coffee Company, Inc.

                     For the Three and Nine Month Periods
                           Ended September 30, 2000
                    With Report of Independent Accountants

                       Thanksgiving Coffee Company, Inc.


                                    Report

Report of Independent Accountants........................................  5

                         Reviewed Financial Statements

Thanksgiving Coffee Company, Inc.
Balance Sheet............................................................  6-7
Statement of Income......................................................  8
Statement of Accumulated Deficit.........................................  9
Statement of Cash Flows..................................................  10
Notes to Financial statements............................................  11

                       Report of Independent Accountants


To the Board of Directors
Thanksgiving Coffee Company, Inc.
Fort Bragg, California

We have reviewed the accompanying balance sheet of Thanksgiving Coffee Company, Inc., as of September 30, 2000, statement of accumulated deficit and cash flows for the nine month period then ended, and the related statement of income for the three and nine month periods ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Thanksgiving Coffee Company, Inc.

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


SALLMANN, YANG & ALAMEDA
An Accountancy Corporation



Kathleen M. Alameda
Certified Public Accountant

November 6, 2000

                       Thanksgiving Coffee Company, Inc.

                                 Balance Sheet

                              September 30, 2000


     Assets

     Current assets
       Cash and cash equivalents                            $    90,561
       Accounts Receivable                                      378,225
       Note receivable-Griswold                                  10,000
       Employee Receivable                                        1,461
       Inventory                                                499,449
       Prepaid expenses                                          86,678
                                                            -----------
     Total current assets                                     1,066,374

     Property and equipment
       Property and equipment                                 2,302,001
       Accumulated depreciation                              (1,555,147)
                                                            -----------
     Total property and equipment                               746,854

     Other assets
       Deposits and other assets                                 42,106
       Note receivable-Griswold                                  12,028
       Intangibles, net of amortization                         238,283
       Deferred tax asset                                        28,001
                                                            -----------
     Total other assets                                         320,418

     Total assets                                           $ 2,133,646
                                                            ===========


See accompanying notes and accountants' report.

                       Thanksgiving Coffee Company, Inc.

                                 Balance Sheet

                              September 30, 2000


     Liabilities and stockholders' equity

     Current liabilities
       Accounts payable                                            $   492,245
       Accrued liabilities                                              63,794
       Notes payable-banks, current portion                            504,651
       Notes payable-other, current portion                             38,954
       Notes payable-shareholder, current portion                            0
       Capital lease obligations, current portion                       45,616
                                                                   -----------
          Total current liabilities                                  1,145,260

     Long term debt
       Notes payable-banks                                              18,334
       Notes payable-other                                              98,966
       Notes payable-shareholder                                        24,919
       Capital lease obligations                                        21,144
                                                                   -----------
          Total long term liabilities                                  163,363

     Stockholders' equity
       Common stock, no par value, 1,960,000 shares authorized,
       1,237,384 shares issued, 1,234,544 shares outstanding           861,816
       Additional paid in capital                                       24,600
       Accumulated deficit                                             (61,393)
                                                                   -----------
     Total stockholders' equity                                        825,023

     Total liabilities and stockholders' equity                    $ 2,133,646
                                                                   ===========

See accompanying notes and accountants' report.

                       Thanksgiving Coffee Company, Inc.
                              Statement of Income

                                                       Three months         Nine months
                                                          ended                ended
                                                      Sept 30, 2000        Sept 30, 2000
                                                      -------------        -------------
Net Sales                                              $ 1,353,905          $ 4,012,279

Cost of sales                                              689,703            2,120,762
                                                       -----------          -----------

Gross Profit                                               664,202            1,891,517

Operating expenses
   Selling, general, and administrative expenses           570,495            1,650,233
   Depreciation and amortization                            50,708              152,512
                                                       -----------          -----------
Total operating expenses                                   621,203            1,802,744

Operating income                                            42,999               88,774

Other income (expense)
   Interest income                                           1,652                2,091
   Interest (expense)                                      (22,162)             (78,427)
   Miscellaneous income (expense)                           (7,462)              (6,057)
   CLUSA Grant Income                                       40,000               80,000
   CLUSA Project (expense)                                 (19,947)             (53,318)
                                                       -----------          -----------
Total other income (expense)                                (7,919)             (55,711)

Profit before income taxes                                  35,080               33,063

Income tax expense                                               0                  831
                                                       -----------          -----------

Net income                                             $    35,080          $    32,232
                                                       ===========          ===========

Earnings per common share - basic                      $    0.0284          $    0.0261

Earnings per common share - dilutive                   $    0.0280          $    0.0257


See accompanying notes and accountants' reports.

                       Thanksgiving Coffee Company, Inc.

                       Statement of Accumulated Deficit

                              September 30, 2000


Accumulated deficit, beginning, December 31, 1999                $  (93,625)
Net income, nine months ended September 30, 2000                     32,232
                                                                 ----------
Accumulated deficit, September 30, 2000                          $  (61,393)
                                                                 ==========



See accompanying notes and accountants' report.

                       Thanksgiving Coffee Company, Inc.

                            Statement of Cash Flows

              For the Nine Month Period Ended September 30, 2000


Operating activities

Net income                                                $  32,232
     Depreciation and amortization                          170,054
     Receivables                                             16,758
     Inventories                                            (12,170)
     Prepaid expenses                                       (11,944)
     Deposits and other assets                              (17,766)
     Accounts payable                                        85,322
     Accrued liabilities                                     21,659
                                                          ---------
   Net cash provided by operating activities                284,145

Investing activities

     Purchases of equipment                                 (83,925)
                                                          ---------
Net cash used by investing activities                       (83,925)

Financing activities

     Repayments of notes payable and capital leases        (150,815)
                                                          ---------
Net cash used by financing activities                     $(150,815)

Net increase in cash                                      $  49,405
Cash at January 1, 2000                                      41,156
                                                          ---------
Cash at September 30, 2000                                $  90,561
                                                          =========



See accompanying notes and accountants' report.

                       Thanksgiving Coffee Company, Inc.

                         Notes to Financial Statements

                              September 30, 2000


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

Trademarks and Tradenames

Trademarks and tradenames are being amortized on a straight-line basis over forty (40) years. Total amortization expense for the nine month period ended September 30, 2000 is $96.

Investments in Consolidated Companies

On November 1, 1977, the Company sold the Sustainable Harvest, Inc. subsidiary. The Company has a note receivable from the purchaser of Sustainable Harvest reflected on the books as a result of the sale, with a balance of $22,028 as of September 30, 2000 (See note 13, below).

On October 31, 1996, the Company acquired the assets of Mendocino Bakery, Inc. in a business combination accounted for as a purchase. The company is pursuing the sale of the Mendocino Bakery and has listed the business with a real estate agent.

Profit Sharing Plan

The Company has a profit sharing plan covering substantially all of its employees. Benefits are based upon years of service and the employee's compensation during the employment period. No contributions to the profit sharing plan were made for the nine month period ended September 30, 2000.

Futures and Options Contracts

The Company occasionally enters into exchange traded coffee futures and options contracts with the objective of minimizing cost risk due to market fluctuations. The Company does not define contracts as a hedge as it applies to accounting principles and practices designated in Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts. Accordingly, changes in the market value of futures contracts (unrealized gains and losses) are reported by the Company in the period in which the change occurs and are included as a component of stockholders' equity. Realized gains and losses are a component of costs of goods sold. The Company does not have in place any futures or options contracts at this time.

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

2.  Accounts Receivable

Accounts receivable consist of the following:

    Accounts receivable                                     $  383,265
    Less: Allowance for doubtful accounts                       (5,040)
                                                            ----------
    Accounts receivable, net                                $  378,225
                                                            ==========

The Company uses the allowance method for uncollectible accounts. Bad debt expense for the nine month period ended September 30, 2000 is $5,502. The adjustments to the allowance account for the nine month period ended September 30, 2000 equaled $10,896.

3.  Inventory

Inventory consists of the following:

    Coffee
         Unroasted                                               $   142,228
         Roasted                                                     130,550
    Tea                                                               23,445
    Packaging, supplies and other merchandise held for sale          203,226
                                                                 -----------
    Total inventory                                              $   499,449
                                                                 ===========

                       Thanksgiving Coffee Company, Inc.

4.  Property and Equipment

Property and equipment consists of the following:

    Equipment and fixtures                                  $ 1,217,491
    Furniture and equipment                                     279,018
    Leasehold improvements                                      374,184
    Transportation equipment                                     72,312
    Marketing equipment                                          55,930
    Property held under capital leases                          303,066
                                                            -----------
    Total property and equipment                              2,302,001
    Accumulated depreciation                                 (1,555,147)
                                                            -----------
    Property and equipment, net                             $   746,854
                                                            ===========

Marketing equipment includes costs to develop a website for on-line sales and promotion. The costs related to the website are being depreciated on the straight-line method over three years.

Depreciation expense for the nine month period ended September 30, 2000 is $157,425.

5.  Intangible Assets

Intangible assets represent the costs associated with the acquired divisions over the fair value of their net assets at date of acquisition. The detail of the intangible assets are as follows:

    Goodwill                                                $   198,000
    Leasehold value                                              67,000
    Start-up costs                                               34,882
    Organizational costs                                         28,565
    Trademark                                                     5,127
                                                            -----------
    Total intangible assets                                     333,574
    Accumulated amortization - goodwill                         (19,882)
    Accumulated amortization - other intangible assets          (75,409)
                                                            -----------
    Intangible assets, net                                  $   238,283
                                                            ===========

Goodwill, which represents the excess of the cost of purchased companies over the fair value of the net assets at dates of acquisition, is being amortized on the straight-line method over thirty-nine years.

Amortization expense for the nine month period ended September 30, 2000 is $12,630.

                       Thanksgiving Coffee Company, Inc.

6.  Long Term Debt

Notes Payable as of September 30, 2000

Note payable to Wells Fargo Bank, payable in monthly
installments of $8,356 plus interest at 2.75% over
prime rate beginning February 15, 2000, final payment
is due on January 15, 2001. The note payable is
collateralized by a security interest of first
priority in all accounts receivable, inventory,
equipment, fixtures and improvements.                             $   484,651

Note payable to Wells Fargo Bank, payable in monthly
installments of $1,667 plus interest at 1% over prime
rate, final payment is due on August 15, 2002. The
note is secured by all accounts receivable, inventory,
equipment, fixtures and improvements.                                  38,333

Note payable to majority shareholders, Paul and
Joan Katzeff, payable in monthly installments of
interest only at 12%, with balance due on demand after
June 30, 1996. The shareholders have subordinated this
note to all notes payable including Wells Fargo Bank
as described above. Deferred interest is $2,430 at
September 30, 2000.                                                    24,919

Note payable to Laoma Yaski for the purchase of
Mendocino Bakery, payable in monthly installments of
$4,249, including interest at 10%, secured by property
and equipment at the bakery, final payment due in
August 2003.                                                          137,921

Note payable to Chase Manhattan Bank, payable in
monthly installments of $324, including interest at
8.637%, secured by a vehicle, final payment due in
October 2004.                                                          13,348

Obligations Under Capital Lease as of September 30, 2000

Note payable to Manifest Group, payable in monthly
installments of $1,030, including interest at 15.315%,
secured by equipment, final payment due in January 2001.                3,992


Note payable to Imperial Capital, payable in monthly
installments of $840, including interest at 17.263%,
secured by equipment, final payment due in January 2001.                3,243

                       Thanksgiving Coffee Company, Inc.

6.  Long Term Debt (continued)

Obligations Under Capital Lease as of September 30, 2000
(continued)

Note payable to Granite Financial, payable in monthly
installments of $1,139,including interest at 17.607%,
secured by equipment, final payment due in June 2001.                $   9,536

Note payable to First Sierra Computer Equipment,
payable in monthly installments of $1,297, including
interest at 14.00%, secured by equipment, final payment
due in February 2002.                                                   19,901

Note payable to Security Financial, payable in
monthly installments of $910, including interest at
15.529%, secured by equipment, final payment due in
February 2002.                                                          13,807

Note payable to Centerpoint, payable in monthly
installments of $517, including interest at 19.225%,
secured by equipment, final payment due in March 2001.                   2,934

Subtotal                                                             ---------

Less current portion                                                   752,585

Long  term portion of notes payable and capital leases                (589,221)
                                                                     ---------

                                                                     $ 163,363
                                                                     =========

All of the above notes payable and capital leases with the exception of the First Sierra Computer Equipment capital lease and Manifest Group lease, are personally guaranteed by the Company's majority shareholders.

Interest paid for the nine month period ended September 30, 2000 is $70,075.

Maturities of notes payable and capital leases are as follows:

      2000                                             $   55,453
      2001                                                581,108
      2002                                                 64,960
      2003                                                 47,946
      2004                                                  3,118
      Thereafter
                                                       $  752,585
                                                       ==========

Based on current borrowing rates, the fair value of the notes payable and capital leases approximate their carrying amounts.

                       Thanksgiving Coffee Company, Inc.

7.  Income Taxes

The components of the provision for income taxes for the three and nine month periods ended September 30, 2000 is as follows:

                                             Current        Year-to-Date
                                             ---------------------------
    State-current                             $   -            $   800
    State-prior                                   -            $    31
                                             ---------------------------
    Total                                     $   -            $   831
                                             ===========================

The Company computes income taxes using the asset and liability method under which deferred income taxes are provided for temporary differences between the financial basis of the Company's assets and liabilities. Deferred tax liabilities recognized for taxable temporary differences are not material for the nine month period ended September 30, 2000. The Company has a California manufacturer's credit carryforward of $24,043 which may be used to offset California income taxes in the future.

The Company has net operating loss and contribution carryovers to offset future income tax. If not used, these credits will expire as follows:

Federal
    Years ending                             Net Operating
    December 31          Contributions                Loss            Total
    -----------          -------------       -------------       ----------
       2000                  $   6,403          $        -       $    6,403
       2001                      9,029                   -            9,029
       2002                     11,419                   -           11,419
       2003                     11,289                   -           11,289
       2012                          -             584,581          584,581
       2013                          -             128,576          128,576
                                                ----------       ----------
                             $  38,140          $  713,157       $  751,297
                             =========          ==========       ==========

California
    Years ending                             Net Operating
    December 31          Contributions                Loss            Total
    -----------          -------------       -------------       ----------
       2002                  $   1,091          $  239,201       $  240,292
       2003                     11,289              64,341           75,630
       2004                     14,863                   -           14,863
                             ---------          ----------       ----------
                             $  27,243          $  303,542       $  330,785
                             =========          ==========       ==========

Income taxes paid for the nine month period ended September 30, 2000 is $831.

                       Thanksgiving Coffee Company, Inc.

8.    Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancellable operating leases with terms ranging from three to five years.

Minimum annual lease payments due under these agreements are as follows:

      2000                                        $   24,833
      2001                                            63,990
      2002                                            20,634
      2003                                             7,251
      Thereafter                                           0
                                                  $  116,708
                                                  ==========

Total operating lease payments are $31,780 and $98,744 for the three and nine month periods ended September 30, 2000, respectively.

9.    Common Stock

                                                  Number of
                                                     Shares           Value
                                                  ---------      ----------
      Balance, December 31, 1996                  1,237,039      $  874,666
      Issuance of stock                                 345             150
      Repurchase of stock                              (640)         (2,000)
                                                  ---------      ----------
      Balance, December 31, 1997                  1,236,744         872,816
      No activity
      Balance, December 31, 1998                  1,236,744         872,816
      Repurchase of stock                            (2,200)         11,000)
                                                  ---------      ----------
      No activity
      Balance, September 30, 2000                 1,234,544      $  861,816
                                                  =========      ==========

981,000 shares originally issued are restricted.

                       Thanksgiving Coffee Company, Inc.

10.   Stock Option Purchase Plan

Under the terms of its stock option purchase plan (see note 13), options to purchase shares of the Company's common stock are granted at a price of $5 per share. Options may be exercised until December 31, 2000. Following is a summary of transactions:

                                                       Shares Under Option
                                                       -------------------

      Outstanding, beginning of year                                20,000
      Shares expired during the year                                     -
      Shares exercised during the year                              (3,000)
                                                                   -------
      Outstanding, as of June 30, 2000                              17,000
                                                                   =======

The above referenced exercised options did not result in the issuance of shares of the Company's common stock; but rather, pursuant to the terms of an agreement with the Company and one of its former officers, resulted in the Company's payment to such officer of $9,750.

11.   Long Term Lease

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company's majority shareholders). The lease provides for monthly rental payments of $8,600 and the Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The lease provides for periodic cost of living increases during the term of the lease, including the option periods. The Company exercised the first of four five-year options on March 31, 1995. The lease was extended on March 31, 2000 until August 31, 2000 and then again on August 30, 2000 extended to December 31, 2000. The Company intends to fully renew the lease at that time. There are no deferred payments under the current agreement.

Any deferred amounts are due based upon available cash flow as determined by the Company's management or upon demand of the Company's majority shareholders. Rental expense under the above lease is $77,400 for the nine month period ended September 30, 2000. The Company has made substantial leasehold improvements (Note 4, above) and intends along with its major shareholders to exercise all options under the terms of this lease.

The Company leases a bakery establishment in Mendocino, California. The lease provides for monthly rental payments of $3,000 (as of September 30, 2000) and the lease term expires in September 30, 2010.

The Company originally leased a building in Fort Bragg to house a cafe business. In February 1998, the cafe was closed and the building subleased at its full rental costs including periodic cost of living increases. The lease expires in January 2001. The current lease payment is $766.

                       Thanksgiving Coffee Company, Inc.

11.   Long Term Lease (continued)

Minimum future rental payments for all leases are as follows:

      2000                                             $  37,100
      2001 and thereafter                                351,000
                                                       ---------
                                                       $ 388,100
                                                       =========

12.   Related Party Transactions

At September 30, 2000, the Company has an interest only note payable due on demand and a principal and interest note payable to Paul and Joan Katzeff (the Company's majority shareholders) (See Note 6, above). The Company also leases properties from its majority shareholders (See Note 11, above).

13.   Commitments

Under the terms of an agreement with a former subsidiary sold in 1997, the Company has the ability to purchase coffee beans each year for the next five year ending December 31, 2002, at a predetermined price per pound over landed coffee costs. If the coffee beans are not purchased, the former subsidiary can defer its notes receivable payments to the Company into subsequent years pursuant to the agreement (See Note 1, above).

The Company purchased a bakery from Laoma Yaski in 1996 for $350,000. The Company agreed to pay an additional $25,000 to Laoma Yaski upon the seven year anniversary of the purchase provided she does not own, manage or operate a bakery within 250 miles of Mendocino, California.

Under the terms of an agreement with a past officer of the Company, the Company may purchase options under the following terms:

                                           Number
                                        of Shares           Total
                                        ---------           -----

Fiscal Year 2000                            1,000          $3,500

A remaining 16,000 options may be exercised or sold at any time at the discretion of a former officer, subject to the Company's first right of refusal.

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

ITEM 2.   COMPARATIVE FINANCIAL DATA

  THANKSGIVING COFFEE COMPANY, INC.

                                           BALANCE SHEET
----------------------------------------------------------------
Balance Sheet
----------------------------------------------------------------
                                    Unaudited        Audited
----------------------------------------------------------------
                                     9/30/00        12/31/99
----------------------------------------------------------------
             ASSETS
----------------------------------------------------------------
Cash                               $    90,561     $    41,156
----------------------------------------------------------------
Accounts receivable                    378,225         394,983
----------------------------------------------------------------
Employee receivable                      1,461           1,046
----------------------------------------------------------------
Note Rec - Griswold                     10,000          10,000
----------------------------------------------------------------
Inventory                              499,449         487,279
----------------------------------------------------------------
Prepaid Expenses                        86,678          57,150
----------------------------------------------------------------
CURRENT ASSETS                       1,066,374         991,614
----------------------------------------------------------------
----------------------------------------------------------------
Property and equipment               2,302,001       2,218,076
----------------------------------------------------------------
Accum. Depreciation                 (1,555,147)     (1,397,723)
                                   ------------    -----------
----------------------------------------------------------------
Net property and equipment             746,854         820,353
----------------------------------------------------------------
----------------------------------------------------------------
Deposits and other assets               42,106          42,340
----------------------------------------------------------------
Note Rec - Griswold                     12,028          12,028
----------------------------------------------------------------
Deferred tax asset                      28,001          28,001
----------------------------------------------------------------
Intangibles                            333,574         333,574
----------------------------------------------------------------
Accum Amortization                     (95,291)        (82,661)
                                   -----------     -----------
----------------------------------------------------------------
Net intangibles                        238,283         250,913
----------------------------------------------------------------
----------------------------------------------------------------
 TOTAL ASSETS                      $ 2,133,646     $ 2,145,249
                                   ===========     ===========
----------------------------------------------------------------

--------------------------------------------------------------------------
                                                     Unaudited         Audited
                                                     9/30/2000      12/31/1999
                                                     ---------      ----------
-------------------------------------------------------------------------------
         LIABILITIES & EQUITY
-------------------------------------------------------------------------------
Accounts payable                                       492,245         406,923
-------------------------------------------------------------------------------
Accrued liabilities                                     63,794          41,765
-------------------------------------------------------------------------------
Deferred income taxes                                      370             370
-------------------------------------------------------------------------------
Notes payable-banks, current portion                   504,651         116,930
-------------------------------------------------------------------------------
Notes payable-other, current portion                    38,954          24,918
-------------------------------------------------------------------------------
Notes payable-shareholders, current portion                  0          38,821
-------------------------------------------------------------------------------
Capital lease obligations, current portion              45,616          60,546
                                                   -----------     -----------
-------------------------------------------------------------------------------
CURRENT LIABILITIES                                  1,145,260         690,273
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Notes payable, Wells Fargo                              18,334         624,091
-------------------------------------------------------------------------------
Note payable, other                                    123,885               0
-------------------------------------------------------------------------------
Capitalized Leases                                      21,144          38,094
                                                   -----------     -----------
-------------------------------------------------------------------------------
LT LIABILITIES                                         163,363         662,185
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Common stock                                           861,816         861,816
-------------------------------------------------------------------------------
Addl paid in capital                                    24,600          24,600
-------------------------------------------------------------------------------
Retained earnings                                      (61,393)        (93,625)
                                                   -----------     -----------
-------------------------------------------------------------------------------
TOTAL EQUITY                                           825,023         792,791
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
 TOTAL LIAB AND EQUITY                             $ 2,133,646     $ 2,145,249
                                                   ===========     ===========
-------------------------------------------------------------------------------

                       THANKSGIVING COFFEE COMPANY, INC.
                             STATEMENTS OF INCOME
                                  (unaudited)

                                                                   Three          Three          Nine         Nine
                                                                  Months         Months        Months       Months
                                                                   Ended          Ended         Ended        Ended
                                                                  Sep 30         Sep 30        Sep 30       Sep 30
                                                                    2000           1999          2000         1999
                                                               ---------      ---------     ---------    ---------
Income
  Net sales                                                    1,353,905      1,451,989     4,012,279    4,054,040
  Cost of sales                                                  689,703        792,622     2,120,762    2,240,025
                                                               ---------      ---------     ---------    ---------
Gross profit                                                     664,202        659,367     1,891,517    1,814,015

Operating expenses
  Selling, general and administrative expenses                   570,495        519,518     1,650,233    1,487,199
  Depreciation and amortization                                   50,708         49,604       152,512      139,942
                                                               ---------      ---------     ---------    ---------
Total operating expenses                                         621,203        569,122     1,802,744    1,627,141

Operating income                                                  42,999         90,246        88,774      186,874

Other income (expense)
Interest income                                                    1,652            979         2,091         2306
Miscellaneous income (expense)                                    (7,462)        (2,055)       (6,057)      (6,346)

Interest (expense)                                               (22,162)       (29,807)      (78,427)     (90,452)
Colusa Income (expense)                                           20,053             --        26,682           --
                                                               ---------      ---------     ---------    ---------
 Total other income (expense)                                     (7,920)       (30,883)      (55,711)     (94,492)

Gain before income tax                                            35,079         59,363        33,063       92,382

Income tax expense (credit)                                            0            866           831          866
                                                               ---------      ---------     ---------    ---------

Net  Income                                                       35,079         58,497        32,232       91,516
                                                               =========      =========     =========    =========

                       THANKSGIVING COFFEE COMPANY, INC.
                            STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                 Nine Months         Nine Months
                                                                       Ended               Ended
                                                                     9/30/00             9/30/99
                                                                 -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                         $  32,232           $  91,516
Non Cash Items Included in Net Income:
   Depreciation & Amortization                                       170,054             156,162
   (Increase) Decrease In:
      Receivables                                                     16,758              19,885
      Inventory                                                      (12,170)             75,902
      Prepaid Expense                                                (11,944)            (24,339)
      Deposits/Other                                                 (17,766)             (3,809)
   Increase (Decrease) In:
      Accounts Payable                                                85,322            (112,831)
      Accrued Liabilities                                             21,659                  58
                                                                 ---------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                    284,145             202,544


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Equipment                                             (83,925)           (123,546)
   Purchase of Intangible Assets                                           0              (3,250)
   Repurchase of Common Stock                                              0             (11,198)
                                                                 ---------------------------------
        NET CASH USED BY INVESTING ACTIVITIES                        (83,925)           (137,994)

CASH FLOWS FROM FINANCING ACTIVITIES
   (Repayment) Proceeds of Notes Payable                            (150,815)           (109,056)
   (Increase) Decrease of Notes Receivable                                 0                   0
                                                                 ---------------------------------
        NET CASH USED BY FINANCING ACTIVITIES                      $(150,815)          $(109,056)

NET INCREASE (DECREASE) IN CASH                                    $  49,405           $ (44,506)
CASH AT 1/1/00 AND 1/1/99                                             41,156              89,725
                                                                 ---------------------------------
CASH AT 9/30/00 AND 9/30/99                                        $  90,561           $  45,219
                                                                 =================================

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

Three Months Ended September 30, 2000 Compared With Three Months Ended September 30, 1999

                  Consolidated                     Increase (Decrease)
                  ------------                     -------------------

                  Net Sales                            $   (98,084)
                  Cost of Sales                        $  (102,919)
                  Gross Margin                                3.65%
                  Selling, G&A Expense                 $    50,977
                  Depreciation & Amortization          $     1,104
                  Interest Expense                     $    (7,645)
                  Net Income                           $   (23,418)

Consolidated net sales for the three months ended September 30, 2000 were $1,353,905, down 7% when compared with net sales of $1,451,989 for the same period in fiscal 1999.

Distribution revenues (e.g., revenues generated on our own truck distribution) declined by $80,000 or 6% in the three month period ended September 30, 2000 when compared to the same period in fiscal 1999. This decline results from loss of a sub distributor who sold the Company's smoothie drink mix in Sonoma County; the partial loss in sales from a major customer who added its own roasting capabilities in house; a loss in business do to attrition in a territory where a salesman has not been replaced; a $15,000 one time sale to a customer last year; and flat or slightly declining revenues in the other territories. National revenues (e.g., revenues not derived by mail order and direct truck distribution) declined by approximately $6,000 or 1.7% in the three month period ended September 30, 2000 when compared to same period fiscal 1999 because of a loss of two customers who transferred their business to local roasters partially offset by increased sales of the Song Bird line (which is a line of shade grown coffees). Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the internet) declined nearly $14,000 or 13% in the three month period ending September 30, 2000 when compared to the same period in fiscal 1999.

The decrease in revenue for mail order reflects the lack of spending on new mailings to grow the mailing list and attrition of the current list, offset by increased internet sales of $9,000 (representing a 30% increase over the same period in Fiscal 1999). With respect to its mail order business, the Company has shifted its emphasis to Internet sales and increased its expenditures for development of its Internet site and store.

Sales attributable to operations of the Company's bakery grew 2.8%, or nearly $6,000, in the three month period ended September 30, 2000 over the same period in 1999 reflecting better volume in 2000.

Consolidated cost of sales decreased from $792,622 in the third quarter of 1999 to $689,703 in the same period of 2000 (a 13% decline) due to a decrease in green bean costs.

Consolidated gross margin (gross profit as a percentage of net sales) increased to 49.1% for the three month period ending September 30, 2000 from 45.4% for the three months ended June 30, 1999. This increase was a result of lower green bean costs as stated above and an increase in pricing for the Swiss Water Processed decafs which are now featured in twelve ounce containers; however, the increases in fuel, salaries and packaging continued during the third quarter of 2000. We anticipate that the higher costs will negatively affect gross margin in the fourth quarter of 2000.

Consolidated selling, general and administrative expenses were $570,495 for the period ending September 30, 2000, a 10% increase over the $519,518 in selling, general and administrative expenses for three months ended September 30, 1999. This increase in selling, general and administrative expenses was due primarily to additional staffing expenses. In late 1999, the sales department added a new salesperson, a sales manager, driver supervisor and a maintenance person to repair its brewers and grinders. The Company also added an environmental and social responsibility manager to staff in the first quarter of 2000.

Depreciation and amortization expenses were $50,708 for the period ending September 30, 2000, a 2.2% increase over expenses of $49,604 for the three months ended September 30, 1999. During fiscal year 2000, there was an increase in fixed assets including web store and site design, upgrade of computer hardware and software, move of the air compressors in the plant and some minor purchases of brewing and grinding equipment.

Interest expense decreased to $22,162 for the three months ended September 30, 2000 a 25.7% decline from the $29,807 for the same period in fiscal 1999. This was a result of a decline in total borrowings at September 30, 2000 to $752,584 from $982,276 at September 30, 1999. Interest expense as a percentage of net sales decreased to 1.6% for the three months ended September 30, 2000 from 2.1% for the three months ended September 30, 1999.

During the second quarter of fiscal 2000, the Company entered into an agreement with CLUSA, a not for profit technical assistance organization in Nicaragua to place ten tasting rooms on farms of co-ops. The project is funded by USAID. The Company's role is to provide technical assistance, equipment and supplies for the project. For the quarter, the Company has accrued $40,000 in income and has had $19,947 in expenses. The project is expected to take approximately eighteen months to complete.

As a result of the foregoing factors, the Company had a consolidated net gain of $35,079 for the three months ended September 30, 2000, a 29% drop when compared with the Company's net gain of $58,497 for the three months ended September 30, 1999. Because of the decline in sales and the increased cost of fuel, labor and packaging, there can be no assurances that the Company will be profitable in any future period.

Nine Months Ended September 30, 2000 Compared With Nine Months Ended September 30, 1999

                  Consolidated                    Increase (Decrease)
                  ------------                    ------------------

                  Net Sales                           $   (41,761)
                  Cost of Sales                       $  (119,263)
                  Gross Margin                                2.4%
                  Selling, G&A Expense                $   163,034
                  Depreciation & Amortization         $    12,570
                  Interest Expense                    $   (12,025)
                  Net Income                          $   (59,284)

Consolidated net sales for the nine months ended September 30, 2000 were $4,012,279, a 1% decline from net sales of $4,054,040 for the same period in fiscal 1999.

The Company's coffee sales decreased nearly 2% for the nine months ended September 30, 2000 compared to the same period in fiscal 1999. While national revenues and mail order revenues have declined by approximately $62,000 or 6% and $27,000 or 8.3% respectively, distribution revenues increased by approximately $31,000 or 1.4% in the nine month period ending September 30, 2000 compared to the same period in 1999. The improvement in the distribution revenues has come as a result of staffing additions that were made earlier in the year. However, as noted above, there has been an erosion in the Company's distribution revenues during the third quarter that must be halted or performance in this sector of the company's business could fall further in the fourth quarter.

The decrease in mail order revenue reflects the lack of mailings to grow the customer list; however, the Company has shifted its emphasis to Internet sales. Most of its spending has been for the Internet site and Internet store. Revenues on the web are up approximately $22,000 for the first nine months of 2000, compared to the same period in 1999, a 59% increase. National revenues declined in Fiscal 2000 because of the loss of two customers to local roasters partially offset by the growth in the Song Bird program as noted above.

The bakery sales grew 3.2% or nearly $17,000 during the first nine months ended September 30, 2000 compared to the same period in 1999 reflecting better volume in 2000.

Consolidated cost of sales have declined to $2,120,762 for the first nine months ended September 30, 2000 a 5% decline compared to $2,240,025 for the same period in fiscal 1999. This decline was primarily a result of lower bean costs, offset by increased fuel, salary and packaging costs. We anticipate that these higher costs will negatively affect cost of sales in the fourth quarter of 2000.

Consolidated gross margin (gross profit as a percentage of net sales) increased to 47.1% for the nine month period ending September 30, 2000 from 44.8% for the nine months ended September 30, 1999.

The Company's coffee gross margins increased from 48.0% for the nine months ended September 30, 1999 to 49.5% in the same period of fiscal 2000. This increase was due to the average cost of green beans decreasing from $1.75 per pound over the nine month period ending September 30, 1999 compared to $1.61 per pound over the same period in 2000. It also reflects higher pricing for its Swiss water process decafs that have been introduced in a twelve ounce container.

Consolidated selling, general and administrative expenses were $1,650,233 for the nine months ending September 30, 2000, a 9.3% increase over the $1,487,199 for nine months ended September 30, 1999. This increase in selling, general and administration expenses was due, as described above, to additional staffing expenses.

Depreciation and amortization expense increased to $152,512 for the nine months ended September 30, 2000, a 9% increase from $139,942 for the nine months ended September 30, 1999. This was a result of the purchase of additional fixed assets including web store and site design, upgrade of computer hardware and software, moving of the air compressors in the plant and some minor purchases of brewers and grinders.

Interest expense was $78,427 for the nine months ended September 30, 2000, a decrease of 13.3% from $90,452 for the nine months ended September 30, 1999. This was a result of a decrease in total borrowings to $752,584 at September 30, 2000 from $984,242 at September 30, 1999. Interest expense as a percentage of net sales decreased to 2.0% for the nine months ended September 30, 2000 from 2.2% for the nine months ended September 30, 1999.

As a consequence of a decline in sales and increased operating costs, (including fuel, salaries and packaging), the Company incurred a consolidated net gain of only $38,516 for the nine months ended September 30, 2000, compared with a net gain of $91,516 for the nine months ended September 30, 1999. Because of the decline in revenue in the third quarter and the increases in costs of fuel and labor, there can be no assurances that the Company will be profitable in any future period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000 the Company had negative working capital of $78,886. This change in working capital is a result of the reclassification of the balloon payment of approximately $484,651 due under the Wells Fargo note. This obligation is now listed as current because it is due within twelve months (See footnote 6). The Company has been working with financial institutions to refinance the balloon payment in addition to acquiring a working capital line of credit.

Net cash provided by operating activities was $284,145 for the nine months ended September 30, 2000 compared to $202,544 provided by operating activities for the nine months ended September 30, 1999. The increase in net cash provided by operating activities was primarily due to increases in accounts payable and depreciation and amortization of $85,322 and $170,054 respectively. Increases in fixed assets were a result of acquisitions noted above. Higher accounts payable was a result of higher inventories in preparation for the holiday season. These increases were partially offset by increases in prepaid expenses and inventories of $11,944 and $12,170, respectively.

Net cash used by investing activities was $83,925 comprised primarily of Internet WEB design for the site and the store, computer hardware and software upgrades, move of the air compressors in the plant and minor grinders, brewers, and fixtures purchased during nine month period ending September 30, 2000 compared to net cash used by investing activities of $137,994 for the same period in 1999 including repurchase of common stock for $11,198.

Included in net cash used by financing activities during the nine months ended September 30, 2000 was $150,815 net repayment of notes payables and capital leases compared to $109,056 in the same period for fiscal 1999 for note repayments. The higher repayment of debt was a result of the accelerated payment schedule of the Wells Fargo note.

The Company maintained a revolving line of credit of up to $650,000 with Wells Fargo in Fiscal 1998. In January, 1999, this agreement was renegotiated and replaced with a two year note payable in the principal amount of $601,636 and a final balloon payment due and payable January 15, 2001 of $484,651. The loan terms contain certain limitations and covenant restrictions, including limits on the incurrence of additional indebtedness.

At September 30, 2000, the Company had total borrowings of $752,585, including $522,985 outstanding to Wells Fargo Bank. The Company's accounts receivable, inventory, equipment, fixtures and improvements secure the borrowings.

The Company anticipates that its existing capital resources and cash generated from operations will not be sufficient to meet its cash requirements for the next 12 months at its anticipated level of operations and may not be sufficient for the next three months if Wells Fargo should call the balloon loan. The Company is currently negotiating with several financial institutions to refinance its debt with Wells Fargo. If the Company cannot refinance its balloon note of $484,651, due January 2001, its operations would be severely threatened. There can be no assurances that the balloon payment can be refinanced or that if refinanced the rates charged would be favorable to continued operations.

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

- Not Applicable -

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- Not Applicable -

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting held in Fort Bragg at 10:00 a.m. on October 20, 2000, the Company submitted for a vote of security holders the reelection of all four members of the board of directors and ratification of Sallman, Yang and Alameda as independent public accountants. Below is a summary of the results.

Proposal No.1 Election of four Directors

Name              Shares for       Against/Withheld    Abstain
Paul Katzeff      983,582          0                   0
Joan Katzeff      983,582          0                   0
Larry Leigon      983,582          0                   0
Roy Doughty       983,582          0                   0

Proposal No. 2 Ratification of Sallman, Yang and Alameda An Accountancy corporation, as Independent Public Accountants for the Company

                  983,582          0                   0

ITEM 5. OTHER INFORMATION

- Not Applicable -

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.  Exhibits

27.1    Financial Data Schedule (electronic only).

b.  Form 8-K

No reports on Form 8-K were filed during the period from July 1, 2000 through September 30, 2000

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.


Name                             Title                         Date
----                             -----                         ----


/s/ Paul Katzeff         Chief Executive Officer           November 14, 2000
----------------
   Paul Katzeff

/s/ Joan Katzeff         President                         November 14, 2000
----------------
   Joan Katzeff