Form 10KSB40
period 2000-12-31
THANKSGIVING COFFEE CO INC
filed 2001-03-28
CIK 949852

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-KSB

                                   (Mark One)

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                        Commission File No. 33-960-70-LA


                       THANKSGIVING COFFEE COMPANY, INC.
                 (Name of small business issuer in its charter)


        California                                              94-2823626
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

                           19100 South Harbor Drive
                         Fort Bragg, California  95437
              (Address of principal executive officers)(Zip Code)


                  Issuer's telephone number:  (707) 964-0118

Securities registered under Section 12(b) of the Exchange Act:


Title of each class                    Name of each exchange on which registered

----------------------------------     ----------------------------------------

----------------------------------     ----------------------------------------


Securities registered under Section 12(g) of the Exchange Act:

--------------------------------------------------------------------------------
                                                                (Title of class)

--------------------------------------------------------------------------------
                                                                (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes \X\  No \ \

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. \X\

State issuer's revenues for its most recent fiscal year: $5,391,482

The aggregate market value of the voting and non-voting common equity held by
nonaffiliates was $1,210,331.   See Part II, Item 5, Market for Common Equity
and Related Stockholder Matters.

As of March 15, 2001, there were 1,234,544 shares outstanding of common stock of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents if incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated: None.

                                     INDEX

                                                                                                 Page No.
PART I.
Item 1.  Description of Business................................................................    3

Item 2.  Description of Property................................................................    8

Item 3.  Legal Proceedings......................................................................    8

Item 4.  Submission of Matters to a Vote of Security Holders....................................    8

PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters...............................    9

Item 6.  Management's Discussion and Analysis or Plan of Operation..............................    9

Item 7.  Financial Statements...................................................................   12

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...   12

PART III.

Item 9.  Directors and Executive Officers of the Registrant.....................................  12

Item 10.  Executive Compensation................................................................. 13

Item 11. Security Ownership of Management and Certain Others....................................  14

Item 12. Certain Relationships and Related Transactions.........................................  14

Item 12. Exhibits and Reports on Form 8-K.......................................................  15

Item 13. Financial Statements................................................................... F-1

                                    PART I

ITEM 1  BUSINESS

FORWARD LOOKING INFORMATION

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of The Securities Act and Section 21E of The Securities Exchange Act of 1934. Forward-looking statements are identified by words such as "believe,," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking
statements.   These statements relate to, among other things, planned expansions into new and existing markets and trends in the operations of Thanksgiving
Coffee Company, Inc. (the Company).   Any such statements should be considered
in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green coffee beans, continuing competition within the Company's businesses, variances from budgeted sales mix and growth rate, consumer acceptance of the Company's products, inability to secure adequate capital to fund its operating expenses and working capital requirements, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement its business plan, natural disasters, civil unrest in countries which produce coffee and tea, weather and other risks identified herein. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this 10-KSB.

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

The Company retails over 100 varieties of its coffee and tea through its own distribution system in the Northern California market. In other parts of the nation the Company distributes its products either direct to retailers or through brokers and distributors. The Company also markets directly to consumers through both the print and electronic media. It publishes a mail order catalogue that features most of the Company's coffee and tea products, in addition to complementary products and accessories of third parties. The same
product offerings are made on the Company's web site on the internet.   The
Company also markets its coffee and tea products in its retail bakery (the "Bakery"), located in Mendocino, California.

In October 1996, the Company completed its offering of shares of Common Stock. As of December 31, 2000, 1,305 non-affiliated shareholders held shares of the Company's Common Stock that represents approximately 20.7% of the outstanding shares.

PRODUCTS

COFFEE. The Company roasts a wide variety of whole bean caffeinated, decaffeinated, flavored, blended and unblended coffees. With the exception of its high-caffeinated coffees, the Company roasts only high quality arabica beans with a focus on organic and shade grown beans. Arabica beans are grown at high altitudes where the cooler climate results in slow growth and usually higher quality. In addition to its full line of classic specialty and estate coffees from over 20 countries currently, the Company is producing custom products for the American Birding Association under an exclusive ten-year contract and private-label products for over 100 retail and serving accounts in an effort to meet customers needs. The Company has the ability to have products custom packaged for retailers.

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

Of the total fiscal 2000 revenues of $5,391,482, 83% were from roasting coffee, 13% were from the bakery, 3% were from resale items, and 1% were from tea products.

COFFEE INDUSTRY

According to the Specialty Coffee Association, the United States specialty coffee retail sales exceed $2.1 billion and specialty coffee beverage sales exceed $3.3 billion annually in a $17 billion coffee market in 2000. Specialty coffee beverage retailers have been the fastest growing distribution channel in the specialty coffee business. There are over 12,000 locations at the end of 2000 as compared to 6,000 just five years ago. Cross outlet competition is sharpening as away-from-home consumption is growing through new or existing locations to gain market share at the expense of at-home consumption, represented by supermarkets and mass merchandisers.

Although total coffee consumption is flat, consumers are purchasing more value-added coffee products (i.e. specialty coffee drinks); and such purchases are driving the market. Coffee consumers have been moving away from price-based drinks to beverages with a focus on product variety and quality. This quality conscious purchasing trend has evolved coffee from a beverage with commodity characteristics to one with cultural and sensory ties.

In the 1970's, when Thanksgiving Coffee began to roast, there were less than 100 roasters in the country, with the large roasters accounting for nearly all of the coffees consumed. Today, there are 1,200 specialty coffee roasters, each segmenting and fragmenting the market, adapting to a wide variety of niche markets. They are focusing on their ability to provide a wide range of coffee origins, freshly roasted in the appropriate style to meet the specific needs of local marketers.

There has been a trend of increased public awareness of the environmental issues associated with clear cutting of rain forests to provide land for sun-grown coffee. Recent changes in the coffee industry have included:

1.   The Specialty Coffee Association of America ("SCAA") has changed its 14-
year old mission statement to include the   words:   "social responsibility",
"environmental sensitivity", and "sustainability".

2. The country of Nicaragua has embraced the policy of shade in its coffee plantations as public policy.

3. A Third National Conference on Coffee and the Environment, which is co-sponsored by the SCAA and the Smithsonian Migratory Bird Center, was held in San Francisco, California in April 2000.

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

2. Wholesale, delivery by other means - This segment includes accounts that are serviced by UPS or other common carriers. Delivery is made to over 500 accounts that span all 50 states of the United States. This segment is either handled direct, via broker or a distributor.

3. Direct Marketing - This segment includes accounts serviced through catalogue or online programs.

4. Retail - This segment consists of sales through the Company's Bakery. However, the Company is currently pursuing the sale of the Bakery with a real estate agent (see Item 2 Property).

During fiscal 2000, the Company continued shifting its blend of product sales to focus on sales to niche markets. The Company's plan for fiscal 2000 was based on the continued growth of Song Bird Coffee(TM) sales to the marketplace. Sales for the year 2000 were up five percent to $600,000 compared to sales of $570,000 for 1999.

The Company is engaged in a campaign to market coffees to bird lovers under an exclusive ten-year agreement with the American Birding Association, which expires in June, 2007,to produce and market Song Bird Coffee worldwide. Song Bird Coffee is a registered trademark of the American Birding Association, one of America's most active and prestigious birding membership associations with over 20,000 members.

The Company's strategy of "repositioning" its coffee products by targeting bird lovers instead of coffee lovers is predicated on the fact that migratory birds are in population decline due to loss of habitat, which results from the clearing of shade tree canopy to allow coffee to grow in the sun. The Smithsonian Migratory Bird Center's landmark 1996 study reported that as much as 60% of the migratory bird population of North America has disappeared since 1972, and traced this disappearance to the reduction of forest habitat in Central and South America caused by the "technification" of coffee agriculture. The Company's environmental concerns have meshed perfectly with the birding community, and the Company's marketing efforts have been extremely successful to date. In 2000, the Company opened 101 new bird store accounts which retail Song Bird Coffee for a total of 436 accounts.

In fiscal 1997, the Company pioneered the sale of the Song Bird Coffee in bird stores, home and garden centers and drug stores. It also began to offer Song Bird Coffee through more traditional retail venues such as supermarkets, restaurants and cafes, and in its direct marketing catalogue. This effort is intended to increase the awareness of the coffee drinking public and the birding community that production of sun grown coffee on previously forested lands was a major factor in the deterioration of the world's rain forests and habitat of migratory song birds. By educating consumers through packaging and special venue sales, such as bird stores, the Company's aim is the creation of a strong market for shade grown coffees which preserves bird habitats. Support by consumers could influence coffee farms to replant limited or natural shade, and thus help stop the destruction of the environment before additional losses occur in the songbird population.

The Company believes that its relationship with the American Birding Association and its marketing of Song Bird Coffee have distinguished the Company's role and image in the marketplace. The dedication of more of the Company's resources to the production of Song Bird Coffee and an increased public awareness of the environmental effects of coffee growing has resulted in a corresponding increase in the sales of the Company's packaged and bulk roasted shade grown and organic coffee varieties, from approximately 30% of sales in fiscal 1996, to just over 33% of sales in 1997, to 40% in 1998, to 46% in 1999 and 60% in 2000. Song Bird
Coffee sales have grown to represent 6% of the Company's packaged and bulk roasted coffee sales in fiscal 1997, 10% in 1998, 12% in fiscal 1999 and 13.5% in 2000. Song Bird Coffee was not sold in fiscal 1996.

SOCIAL RESPONSIBILITY

It has been the philosophy of the Company to not only provide an excellent cup of quality coffee but also procure, roast, package and market its products in a manner that is fair to all its customers and suppliers. The Company's motto, "Not Just a Cup, but a Just Cup,"(TM) reflects the Company's commitment to local coffee growers in developing nations

The clear cutting of the rain forests to provide land for sun-grown coffee has destroyed the habitat of neo-tropical songbirds. The Company provides a $0.15 rebate for every Song Bird coffee package and every pound of bulk Song Bird coffee sold to the American Birding Association (the "ABA") which supports the promotion of public awareness of this destruction.

During fiscal 2000, the Company embarked on a new social program that complements and enhances its environmental vision.

Working in partnership with TransFair USA, the company has adopted a fair trade label that distinguishes the product from its other offerings. The fair trade certification program was born in Europe in recognition of the need for the small farmers to receive a fair price for their crop to enhance their economic viability. The green coffee market generally takes into consideration only the supply and demand in establishing price. It does not recognize the farmers cost factors and the need for a return for the small farmer to survive.

In addition to providing a floor price, currently at $1.26 per pound for the cost of coffee, the program works only with democratically-run coops which are the recipients and disbursers of the additional funds. With this program the layers of middlemen are cut, so that the coop is generally dealing directly with a green coffee broker or the roaster itself. It also provides a source of low cost credit for farmers that could not generally get bank credit because of the
risks in their business.   In addition, most of these farmers grow their coffee
in the shade of taller forest canopies providing habitat for songbirds.

The Company sells the fair trade product under a number of different labels and a new Fair trade coffee label, which was introduced in the last quarter of 2000. The higher price of the coffee is generally passed on to the consumer. The benefit to the consumer is a reliable source of quality coffee and the ability to favorably impact the economic welfare of the farmer. Although sales are not material at this time, the Company feels that this is a new niche for its business. The Company believes that fair trade coffee, like the Song Bird line, provides a potential opportunity for growth. The Company has begun to provide educational programs, tastings and brochures to familiarize the public with the fair trade theme.

In addition to fair trade, the Company also contributes coffee, money and employee time to a number of causes aligned with its commitment to social and environmental responsibility.

COMPETITION

The specialty coffee market is highly competitive, and the Company competes against all sellers of specialty coffee. At the wholesale level, the Company competes with several nationally known premium coffee brands, such as Procter & Gamble's Millstone label and Nestle's Nescafe label, as well as other lesser known brands and store brands. The Company also competes regionally in Northern California with small regional specialty roasters for retail shelf space and with large regional roasters for food service trade. In the direct mail area, the Company competes with established suppliers such as Gevalia, a division of General Foods Corporation, as well as with other direct mail companies, including Starbuck's, a leading independent specialty coffee retailer and wholesaler.

The Company competes with other eco friendly coffee companies such as Equal Exchange, Counter Culture, Cafe Mam, and other coffee companies that have environmental coffees in their lines such as Green Mountain and Boyd's.

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

The Company attempts to cooperate with retailers in introducing what it believes are novel products which face little or no competition and to place its products in markets where such products have not previously been sold. For example, Song Bird Coffee is marketed in stores where bird lovers purchase birdseed and bird houses. In addition we have similar programs with Wyland, ECOBOOM(TM) which creates awareness for the protection of the seas, and Fair Traded coffees which provide a floor price to the small coffee farmer. The Company calls this strategy "repositioning". See "Marketing Strategy."

Similarly, the Company sells organic and shade grown coffee to organizations focused on social and environmental issues. In fiscal 2000, the Company's coffee products were served and sold by prestigious environmental organizations such as The National Aquarium, Monterey Bay Aquarium, the Cape May Bird Observatory and by several other national institutions.

The Company cannot guarantee successful competition against other coffee companies. The Company believes its focus on repositioning and partnering has enabled it to find a niche in the coffee market, however there can be no assurance that the Company's marketing efforts will be successful.

The Company also experiences competition in connection with its sales of tea. The Company's product generally is sold in specialty retailers and gift shops where there is competition from a variety of companies such as Tazo, Republic of Tea, Stash and Bigelow. The Company competes primarily on the basis of the quality of the tea, and the packaging. While the Company believes it competes favorably with respect to these factors, many of the Company's competitors are larger than the Company and have significantly greater financial, marketing and other resources than the Company, and there can be no assurance that it will be able to compete or maintain or expand sales successfully in the future.

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

The Company believes its long-term relationships with coffee bean brokers, including Sustainable Harvest, provide adequate sources of supply of high-quality green beans to meet its needs for the foreseeable future. However, a worldwide supply shortage of the high quality arabica coffees the Company purchases, the loss of one or more of these brokers, or a shortage of organic and shade grown beans in particular, could have an adverse impact on the Company.

Supplies of tea are secured from traditional sources that are readily available in the marketplace.

SUMMARY OF RECENT DEVELOPMENTS

The Company renegotiated its balloon payment of $464,000 with Wells Fargo Bank in December 2000 to a five year note payable monthly in equal installments of principle and interest at 3% above prime on the remaining balance. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations  - Liquidity and Capital Resources."    This loan is due January 15,
2006.   It is secured by the Company's inventory, receivables and fixed assets.
The Company is also negotiating with Wells Fargo to establish a capital equipment line and develop a working capital line. The Company currently has no working capital line and is using cash and operating revenues to fund its business. See "Management's Discussion and Analysis of Financial Conditions - Results of Operations Liquidity and Capital Resources."

The company has been pursuing the sale of its bakery operations in Mendocino because the Company does not deem it a fit with its wholesale operations. It has listed the bakery with a real estate agent. However, the bakery is a major retailer of the Company's coffee in the town and the Company intends to continue to operate the business including the renewing of the 10 year extension of the lease until it can find a buyer who will continue to use the Company's coffee products exclusively after the sale. There is no guarantee that the Company will be able to sell the bakery.

CUSTOMERS

In fiscal 2000, there are no customers accounting for more than 10% of the Company's revenue from coffee sales. However, a significant reduction in sales to any of the Company's principal customers, or the loss of one or more major
customers, may have an adverse impact on the Company.   See "Management's
Discussion and Analysis of Financial Conditions - 2000 compared to 1999."

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

The Company believes that new federal regulations strengthening the definitions, the treatment and the labeling of organic and natural products will not adversely affect the Company because it already adheres to OCIA standards that are as stringent as the new regulations, but it cannot be sure that the final regulations will be the same as the OCIA standards.

EMPLOYEES

As of December 31, 2000, the Company had forty-six full-time employees and nineteen part-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company has never suffered a work stoppage due to adverse labor conditions with its employees. The Company believes that it maintains good relations with its employees.

ITEM 2  PROPERTY

The executive offices of the Company occupy approximately 14,500 square feet at 19100 South Noyo Harbor Drive, Fort Bragg, California 95437, which also includes a warehouse and the capacity for manufacturing operations. The Company leases an additional 1,626 square feet of storage space on the Fort Bragg waterfront. These facilities are currently being leased for a five-year term expiring March 31, 2001, at a rate of approximately $8,600 per month from affiliates of the Company, Joan and Paul Katzeff, who are founders, principal shareholders, officers and directors of the Company. The Company has exercised an option to extend the lease for one five-year period at the rate of $8,600 per month. The Company believes this lease represents an arms-length rate and arms-length terms for comparable space in the Fort Bragg area and intends to extend the lease. See
Item 12, "Certain Relationships and Related Transactions."

The Company's Bakery in Mendocino is approximately 1,617 square feet and is leased from an unaffiliated third party. The Company currently pays rent of approximately $3,2000 per month for the Bakery pursuant to a ten-year lease that
commenced on October 1, 1990.   Although the Company plans to sell the bakery,
it has exercised its option to extend its lease through September 30, 2010, as it is a major customer of the Company in Mendocino.

The Company believes that its current facilities are adequate for its current and expected operations, and that suitable additional space will be available in the Fort Bragg area when and if additional space is required. The Company owns no real property.

ITEM 3  LEGAL PROCEEDINGS

The Company has fully resolved its lawsuit with a former employee. The Company agreed to settle and received a full dismissal with each party responsible for their own litigation costs. The expense was accounted for in the Company's operations for the year 2000.

The Company is engaged in a dispute with regards to a pending trademark application for the term Royal Gold. It is not possible to predict the outcome of this case which is pending at the United States Trademark Trial and Appeal Board, and Administrative Law Court.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ending December 31, 2000.

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

During fiscal 1999, the Company was aware of only four trades of the Company's Common Stock totaling 2,350 shares of Common Stock. All transactions were individually negotiated between the buyer and seller through Mutual Securities as intermediary. The average price of these transactions per Mutual Securities
was $4.74 for all of fiscal 1999.   The first three trades were for 2,200 shares
at $5.00 per share and took place in the first three quarters. The final trade for 150 shares took place in the last quarter and was for $1.00 per share. No trades have taken place in 2000.

The Company has not declared nor paid any cash dividend since its inception.
The Company intends to retain all earnings for use in its business and therefore does not anticipate paying any cash dividends in the near future. The Company's bank credit agreement prohibits the payment of cash dividends without the bank's consent.

As of December 31, 2000, there were 1,308 holders of record of the Common Stock.

ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of financial condition and results of operations should be read in conjunction with the Company's audited financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS


2000 COMPARED TO 1999

          Consolidated                     Increase/(Decrease)
          ------------                     -------------------
          Net Sales                        $(144,613)
          Cost of sales                    $(168,144)
          Gross Margin                          1.63%
          Selling, G&A Expense             $ 143,803
          Depreciation & Amortization      $  22,024
          Interest Expense                 $ (19,555)
          Net Loss                         $(190,097)


REVENUES. Consolidated net sales for the year ended December 31, 2000 were $5,391, 482, down 2.6% or approximately $145,000 when compared to net sales of $5,536,095 for December 31, 1999.

Distribution revenues (e.g., revenues generated on our own truck distribution) were flat for the year. New customers offset the declines in the smoothie drink business in Sonoma county, a loss of business do to attrition in a territory where a sales person was not replaced and partial loss of business from a customer who was doing his own roasting. National revenues (e. g., revenues not derived by mail order and direct truck distribution) declined by $75,000 because of a loss of two customers who transferred their business to local roasters.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the internet) declined by $50,000 or 11 % for the year when compared to last fiscal year. The decrease in mail order revenue reflects a lack of spending on new mailings to grow the mailing list and attrition of the current list, offset by an increase of $50,000 (representing a nearly doubling of sales over last year ) through the internet. The Company has shifted its emphasis to internet sales and increased its expenditures for development of its internet site and store.

COST OF SALES. Consolidated cost of sales decreased to $2,897,929 in fiscal 2000 or 5.5% when compared to cost of sales for the same period in 1999 of $3,066,073. This decline is a result of lower green bean costs and a price increase of nearly 15 % on decaffeinated coffees in midyear, which represent about 20% of the Company's volume.

GROSS MARGIN. Consolidated gross margin (gross profit as a percentage of net sales) increased to 46.3% in fiscal 2000 compared to a gross margin of 44.6% for the same period in fiscal 1999, or a 3.8% improvement from last year. This again was a result of favorable green bean prices and the price increase on the decaf line. However, there have been dramatic increases in energy, labor and packaging costs during the last half of the year, and management expects these increased costs to erode the gross margin in 2001.

SELLING, GENERAL & ADMINISTRATIVE. Consolidated selling, general and administrative expenses were $2,200,577 for fiscal 2000, compared to $2,056,774, compared to the same period for 1999, or a 7% increase. Of the increase, $100,000 is for salaries and wages increased during the year, including those for a sales manager, route supervisor, a new salesperson, a maintenance person for its brewers and grinders and a manager for social and environmental policy. The remainder of the increase was a result of higher legal fees to defend the Company's position against its former employee of $30,000 and higher audit fees of $25,000 because of quarterly reviews.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased to $204,989 in fiscal 2000, compared to $182,965 for the same period in 1999, or 12% increase. This was due to capital expenditures for the year, including an upgrade of the web site and store, moving the compressors and the addition of new computer equipment and programs.

INTEREST EXPENSE. Interest expense was $97,650 for fiscal 2000, compared to $117,205 for the same period in 1999, or a nearly 17% drop from last year. This is a result of lower borrowings for the year of nearly $150,000, to $764,533 (including capitalized leases) in fiscal 2000 compared to $903,401 for the same period in 1999.

NET LOSS. Because of the foregoing factors, the Company had a net loss of $85,733 in fiscal 2000 compared to a profit of $104, 364 in 1999, or a negative turnaround of $190,097 compared to the same period in 1999. The Company was required to make a provision of approximately $30,000 to its deferred tax account because of the loss for the year which may cause the company not to be able to avail itself of its loss carryforward. The tax provision, the settlement and the costs of defending the Company resulted in the loss for the year. However, management cannot be sure that other unexpected expenses would not affect profits in a similar manner as they have this year.

1999 COMPARED TO 1998

          Consolidated                     Increase/(Decrease)
          ------------                     -------------------
          Net sales                        $(117,262)
          Cost of Sales                    $(260,674)
          Gross Margin                          3.47%
          Selling, G&A Expense             $(134,524)
          Depreciation & Amortization      $   8,055
          Interest Expense                 $     116
          Net Income                       $ 187,071


REVENUES Total revenues decreased $117,262 or 2.1% to $5,536,095 for fiscal 1999 compared to $5,653,357 for fiscal 1998. This decrease was a result of a customer in Michigan changing his espresso bean purchases to a local supplier and a distributor in California changing coffee companies. This decline of $175,000 was offset by increases in the Song Bird program as over 157 new accounts were added. In addition, the Company has created a new position, national sales manager, which it feels will stem the flow of losing accounts to
other companies.   Bakery sales also increased by $13,900.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of December 31, 2000 was $225,249 as compared to working
capital of  $301,341 as of December 31, 1999.   This decrease in working capital
in 2000 is primarily a result of receiving a truckload of green beans on the last day of December 2000 while not having the same situation at the end of 1999. It also was a result of deferred taxes changing from an asset to a liability because of the timing differences of the loss carryforward.

Cash provided by operating activities was $250,066 in fiscal 2000 compared to $268,227 in fiscal 1999. In fiscal 2000, all of the funds generated by operating activities was derived from depreciation and amortization ($228,919) and higher liabilities in accounts payable ($85,000) and deferred taxes ($30,000) because the Company had a net loss in Fiscal 2000. In fiscal 1999, the cash provided by operating activities was primarily a result of earnings ($104,364) and depreciation and amortization ($204,702) offset by changes in the liabilities.

Cash used in investing activities in 2000 was $117,979 and consisted of approximately $28,500 for a new room for the compressors, $35,000 for web page and e-commerce store expenditures, $50,000 for brewers, grinders and fixtures for retail and food service customers, and $10,000 in computer hardware and software.

Net cash used by financing activities in fiscal 2000 was $128,848 as compared to $190,898 in fiscal 1999. Repayments of debt to Wells Fargo of $102,000 and $36,000 to Laoma Yaski were the largest portion of the debt repayment, offset by a note issued to the Company by a majority stockholder to pay for the labor settlement. See Auditors Report, Notes to Financial Statements, Note 6 and 12 and Management Discussion and Analysis.

Cash for the year remained relatively flat in fiscal 2000 compared to 1999 at $41,000 because of the aforementioned activities.

In December 2000 the Company refinanced its balloon payment due January 2001 to Wells Fargo for $464,000. It was refinanced for five years with principal payments of $7,733 plus interest due monthly and a final payment due on January 15, 2005. The interest rate is at 3% over the prime rate (3% over prime rate at December 31, 2000 was 12.5%).

The Company's debt at December 31, 2000 was $764,553 for all term debt and obligations under capital leases, down by nearly $139,000 from $903,401 due at December 31, 1999. Of the total, $231,619 is due in fiscal 2001.

The Company is dependent on successfully executing its business plan to achieve profitable operations, obtaining additional sources of borrowings (including normal trade credit), and securing favorable financing arrangements (including lease financing) to become profitable. There can be no assurance that the Company will be successful in this regard. If the Company is not able to meet its credit obligations, the Company's business could be adversely affected.

The Company anticipates that its existing capital resources and cash generated from operations will be sufficient to meet its cash requirement for the next 12 months at approximately the same level of operations.

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

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 9  DIRECTORS AND EXECUTIVE OFFICERS

The directors, nominees, key employees and executive officers of the Company and their ages as of the date of this Form 10-KSB are as follows:

Name               Age   Position with the Company
----               ---   -------------------------
Paul Katzeff       63    Chief Executive Officer & Director
Joan Katzeff       52    President and Director
Roy Doughty        51    Director
Larry Leigon       53    Director


Paul Katzeff, a co-founder of the Company, has served as Roastmaster, Chief Executive Officer and a Director since its incorporation on May 10, 1982. Mr. Katzeff is a co-founder of the Specialty Coffee Association of America (S.C.A.A.) and served as its Chairman in 1985. He has served as an elected Board member of the S.C.A.A. since 1994, and served as Chairman of the Environmental Committee of the Board in 1994. Mr. Katzeff co-chaired the Second Annual Sustainable Coffee Conference held in April of 1998 and is an advisory Board member of Coffee Kids, a non-profit organization concerned with
social and environmental issues as they relate to the coffee industry.   Mr.
Katzeff has served as S.C.A.A. President in the year 2000. Mr. Katzeff and Joan Katzeff are husband and wife. Mr. Katzeff holds a Bachelors degree in Agriculture from Cornell University and a Masters degree in Social Work from Adelphi University.

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

ITEM 10  EXECUTIVE COMPENSATION

The following table provides certain information concerning the compensation paid to the Company's Chief Executive for fiscal 1998, 1999 and 2000. All other Executive Officers received less than $100,000 in fiscal 2000.

SUMMARY COMPENSATION TABLE

Name and Principal            Year    Salary     Bonus   Underlying
Position                                ($)       ($)      Options   Securities
--------                      ----    ------     -----     -------   ----------
Paul Katzeff                  2000   $100,000      -         -           -
  Chief Executive             1999   $ 75,000      -         -           -
  and Director                1998   $ 75,000      -         -           -

Joan Katzeff                  2000   $100,000      -         -           -
  President                   1999   $ 75,000      -         -           -
  and Director                1998   $ 75,000      -         -           -


STOCK OPTION GRANTS

The Company did not grant stock options to any of the Named Executive Officers during fiscal 2000.

COMPENSATION OF DIRECTORS

Members of the Board of Directors do not receive compensation for service on the Board.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2000, (i) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than five per cent of the Company's Common Stock, (ii) by each of the named executive officers, (iii) by each of the Company's directors and nominees, and (iv) by all directors and executive officers as a group. The Company believes that the person and entities named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.

                                           Shares
Name and Address of                    Beneficially
Beneficial Owner                           Owned               Percentage
----------------                           -----               ----------
Joan and Paul Katzeff(1)                 979,000(1)                  79.3%
  (Joan Katzeff, President)
  (Paul Katzeff, CEO)
  c/o Thanksgiving Coffee Co., Inc.
  POB 1918
  Fort Bragg, CA 95437

Roy Doughty                                  200                     0.02%
  Director
  c/o Thanksgiving Coffee Co., Inc.
  POB 1918
  Fort Bragg, CA 95437

Larry Leigon                                   0                     0.00%
  Director
  c/o Thanksgiving Coffee Co., Inc.
  POB 1918
  Fort Bragg, CA 95437

All directors and executive officers
  as a group (4 persons)                 979,200(1)                  79.5%

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

The Company leases its corporate headquarters, warehouse and waterfront facilities from Joan and Paul Katzeff, who are affiliates of the Company (the "Katzeffs"). The lease provides for monthly payments of $8,600 in fiscal 2001, and the Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. See Note 6 and Note 12 of "Notes to Financial Statements".

Global Insights, of which Mr. Doughty, a director of the Company, is a principal, is party to a one-year consulting agreement that commenced January
1, 2001 for the provision of specific business functions including a provision of shareholder relation services for $18,000 per year. Global Insights received an aggregate of $18,000 during fiscal 2000 for similar services. In 1999, Global Insights received an aggregate of $72,000 for more extensive consulting services.

The Company carries insurance indemnifying its directors and certain officers and certain employees against certain liabilities by reason of their status or service as directors or officers or employees of the Company.

The Company has two notes payable to its major shareholders, Paul Katzeff, CEO and Joan Katzeff, President. At December 31, 1999, there was only one and the balance was $24,919. During the year payments of interest were made on the note and at December 31, 2000, the balance on that note was $24,919. The other note was executed on November 15, 2000 and has a balance as of December 31, 2000 of $48,830. The Katzeff's have subordinated the note to all notes payable including the note payable to Wells Fargo. See Auditors Report, Notes to Financial Statements, Note 6 and Note 12.

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

3.1     Restated Articles of Incorporation of the Company.+
3.2     By laws of the Company.+
3.2.1   Amendment No. 1 to Bylaws of the Company, dated June 3, 1996.++
10.1 Business Loan Agreement dated as of September 5, 1995 by and between the Company and Wells Fargo Bank, N.A., as amended on August 11,1997.++
10.2    Lease agreements for the Company's Fort Bragg facilities.++++
10.2.1 Extension of Term and Further Amendment to Lease Agreement dated April 1, 1992.+++++
10.2.2  Further Amendment to Lease Agreement dated July 1, 1992.+
10.2.3  Third Amendment to Lease Agreement dated July 1, 1994.+
10.2.4  Exercise Option to Extend Lease Agreement April 1, 1995.+
10.3    Lease Agreement for the Company's Bakery in Mendocino.++++
10.4    Sample Coffee Purchase Agreement.+
10.5 Promissory Note issued by the Company to Joan and Paul Katzeff dated as of April 17, 1996.++++
10.6 Promissory Note issued by the Company to Joan and Paul Katzeff dated as of December 30, 1990.++++
10.7 Stock Purchase Agreement between the Company, Sustainable Harvest, Inc. and David Griswold as of December 31, 1997.!!!
10.8    Summary Plan Description of the Company's Profit Sharing Plan.!+++++
10.9 Business Loan Agreement dated as of August 13, 1997 by and between the Company and Wells Fargo Bank, N.A.+++++
10.10 Business Loan Agreement dated as of January 6, 1999 by and between the Company and Wells Fargo Bank, N.A.!!!
10.11 Non-exclusive License Agreement dated as of July 14, 1998 by and between the Company and Wyland International, LLC.!!!
10.12 Business Loan Agreement dated as of November 30, 2000 by and between the Company and Wells Fargo Bank, N.A.

----------------------
+     Incorporated by reference to the exhibits to the Company's Registration
Statement on Form S-1 (File No 33-96070-LA).

++    Incorporated by reference to the exhibits to the Company's Form 10-QSB for the quarter ended March 31, 1998.

+++   Incorporated by reference to the exhibits to the Company's Form 10-QSB for the quarter ended June 30,1998.

++++ Incorporated by reference to the exhibits to the Company's Form 10-QSB for the quarter ended September 30, 1998.

+++++ Incorporated by reference to the exhibits to the Company's Form 10-KSB for the year ended December 31, 1998.

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


(b) Reports on 8-K

None.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       THANKSGIVING COFFEE COMPANY, INC.

Name                                  Title                             Date
----                                  -----                             ----
/s/ Paul Katzeff              Chief Executive Officer              March 28, 2000
------------------            (Principal Executive Officer)
Paul Katzeff                  and Director

 /s/ Joan Katzeff             President, Chief Financial Officer   March 28, 2000
------------------            (Principal Financial and Accounting
Joan Katzeff                  Officer) and Director

/s/ Roy Doughty               Director                             March 28, 2000
------------------
Roy Doughty

/s/ Larry Leigon              Director                             March 28, 2000
------------------
Larry Leigon

ITEM 13  FINANCIAL STATEMENTS

To The Board of Directors
Thanksgiving Coffee Company, Inc.
Fort Bragg, California

We have audited the accompanying balance sheets of Thanksgiving Coffee Company, Inc. (a California Corporation) as of December 31, 2000 and 1999 and the related statements of income, accumulated deficit and cash flows for each of the three years ended December 31, 2000, 1999, and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Thanksgiving Coffee Company, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years then ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.

SALLMANN, YANG & ALAMEDA

An Accountancy Corporation

Kathleen M. Alameda
Certified Public Accountant


March 5, 2001

                       THANKSGIVING COFFEE COMPANY, INC.
                                BALANCE SHEETS

                                                          DECEMBER 31
                                                 ----------------------------
                                                     2000            1999
                                                 -----------      -----------
ASSETS
 CURRENT ASSETS
   CASH                                          $    41,895      $    41,156
   ACCOUNTS RECEIVABLE                               380,874          394,983
   NOTE RECEIVABLE - GRISWOLD                         10,000           10,000
   EMPLOYEE RECEIVABLE                                   872            1,046
   INVENTORY                                         503,868          487,279
   PREPAID EXPENSES                                   68,491           57,150
                                                 -----------      -----------
 TOTAL CURRENT ASSETS                              1,006,000          991,614
   PROPERTY AND EQUIPMENT                          2,336,055        2,218,076
   ACCUMULATED DEPRECIATION                       (1,609,761)      (1,397,723)
                                                 -----------      -----------
   TOTAL PROPERTY AND EQUIPMENT                      726,294          820,353

 OTHER ASSETS
   DEPOSITS AND OTHER ASSETS                          42,055           42,340
   NOTE RECEIVABLE - GRISWOLD                          2,028           12,028
   INTANGIBLES LESS AMORTIZATION                     236,530          250,913
   DEFERRED TAX ASSET                                  7,836           28,001
                                                 -----------      -----------
 TOTAL OTHER ASSETS                                  288,449          333,282
                                                 -----------      -----------
 TOTAL ASSETS                                    $ 2,020,743      $ 2,145,249
                                                 ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   ACCOUNTS PAYABLE                              $   492,538      $   406,923
   NOTES PAYABLE - BANKS, CURRENT                    112,800          116,930
   NOTES PAYABLE - OTHER, CURRENT                     45,200           38,821
   NOTES PAYABLE - SHAREHOLDERS, CURRENT              39,859           24,918
   CAPITAL LEASE OBLIGATIONS, CURRENT                 33,760           60,546
   ACCRUED LIABILITIES                                46,306           41,765
   DEFERRED INCOME TAXES                              10,288              370
                                                 -----------      -----------
 TOTAL CURRENT LIABILITIES                           780,751          690,273

 LONG TERM DEBT
   NOTES PAYABLE - BANKS                             384,534          482,889
   NOTES PAYABLE - OTHER                             110,174          141,202
   NOTES PAYABLE - SHAREHOLDERS                       33,890                -
 CAPITAL LEASE OBLIGATIONS                             4,336           38,094
                                                 -----------      -----------
 TOTAL LONG TERM DEBT                                532,934          662,185

 TOTAL LIABILITIES                                 1,313,685        1,352,458

 STOCKHOLDERS' EQUITY
   COMMON STOCK, NO PAR VALUE,
     1,960,000 SHARES AUTHORIZED,
     1,237,384 SHARES OUTSTANDING,
     1,234,544 SHARES OUTSTANDING                    861,816          861,816
   ADDITIONAL PAID IN CAPITAL                         24,600           24,600
   RETAINED EARNINGS                                (179,358)         (93,625)
                                                 -----------      -----------
 TOTAL STOCKHOLDERS' EQUITY                          707,058          792,791
                                                 -----------      -----------
 TOTAL LIABILITIES AND EQUITY                    $ 2,020,743      $ 2,145,249
                                                 ===========      ===========

                       THANKSGIVING COFFEE COMPANY, INC.
                             STATEMENTS OF INCOME


                                              YEARS ENDED DECEMBER 31,
                                       --------------------------------------
                                          2000          1999          1998
                                       ----------    ----------    ----------
INCOME
  NET SALES                            $5,391,482    $5,536,095    $5,653,357
  COST OF SALES                         2,897,929     3,066,073     3,326,747
                                       ----------    ----------    ----------
GROSS PROFIT                           2,493,553     2,470,022     2,326,610

OPERATING EXPENSES
  SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES              2,200,577     2,056,774     2,191,298
  DEPRECIATION AND AMORTIZATION           204,989       182,965       174,910
                                       ----------    ----------    ----------
TOTAL OPERATING EXPENSES                2,405,566     2,239,739     2,366,208

OPERATING INCOME (LOSS)                    73,108       230,283       (39,598)

OTHER INCOME (EXPENSE)
  INTEREST INCOME                           2,575         5,550         1,172
  INTEREST EXPENSE                        (97,650)     (117,205)     (117,089)
  GAIN (LOSS) ON SALE OF ASSET                  -          (814)          (83)
  LABOR SETTLEMENT EXPENSE                (60,000)            -             -
  MISCELLANEOUS INCOME (EXPENSE)           12,238         1,459         1,452
                                       ----------    ----------    ----------
TOTAL OTHER INCOME (EXPENSE)             (142,837)     (111,010)     (114,548)

INCOME (LOSS) BEFORE INCOME TAXES         (54,850)      119,273      (154,146)

INCOME TAX EXPENSE (BENEFIT)              (30,833)       14,909       (71,439)
                                       ----------    ----------    ----------

NET INCOME (LOSS)                      $  (85,733)   $  104,364    $  (82,707)
                                       ==========    ==========    ==========

EPS (BASIC)                            $    (0.07)   $     0.08    $    (0.07)
                                       ==========    ==========    ==========

EPS (Dilutive)                         $     (0.7)   $     0.08    $    (0.07)
                                       ==========    ==========    ==========

                       THANKSGIVING COFFEE COMPANY, INC.
                       STATEMENTS OF ACCUMULATED DEFICIT

                                                    DECEMBER 31,
                                        -----------------------------------
                                           2000         1999         1998
                                        ---------    ---------    ---------
ACCUMULATED DEFICIT, BEGINNING          $ (93,625)   $(197,989)   $(115,282)
NET INCOME (LOSS)                         (30,560)     104,364      (82,707)
                                        ---------    ---------    ---------
ACCUMULATED DEFICIT, ENDING             $(124,185)   $( 93,625)   $(197,989)
                                        =========    =========    =========

                       THANKSGIVING COFFEE COMPANY, INC.
                           STATEMENTS OF CASH FLOWS

                                               YEARS ENDED DECEMBER 31,
                                          ----------------------------------
                                             2000       1999         1998
                                          ---------   ---------    ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 NET (LOSS) INCOME                        $ (85,733)  $ 104,364    $( 82,707)
 NONCASH ITEMS INCLUDED IN NET
   INCOME (LOSS)
    DEPRECIATION AND AMORTIZATION           228,919     204,702      194,295
    GAIN (LOSS) ON SALE OF ASSETS                 -         814           83
    (INCREASE) DECREASE IN:
     SHORT TERM INVESTMENTS                       -           -       31,519
     RECEIVABLES                             14,283      20,677        6,555
     INVENTORY                              (16,589)    (13,561)      39,585
     PREPAID EXPENSES                       (11,341)    (18,134)     105,969
     DEPOSITS AND OTHER ASSETS                  285      (1,049)      (5,962)
     ACCOUNTS PAYABLE                        85,615     (47,324)      27,436
     ACCRUED LIABILITIES                      4,544       4,429      (37,388)
     DEFERRED INCOME TAXES                   30,083      13,309      (72,077)
                                          ---------   ---------    ---------
 NET CASH PROVIDED BY
  OPERATING ACTIVITIES                      250,066     268,227      207,308

 CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE OF EQUIPMENT                    (117,979)   (123,448)     (73,993)
  PROCEEDS FROM SALE OF EQUIPMENT                 0         800        5,514
  PURCHASE OF INTANGIBLE ASSETS              (2,500)     (3,250)           -
   INVESTMENTS                                                         (3,656)
                                          ---------   ---------    ---------
 NET CASH USED BY
    INVESTING ACTIVITIES                   (120,479)   (125,898)     (72,135)

 CASH FLOWS FROM FINANCING ACTIVITIES:
  PAYMENTS FROM NOTES RECEIVABLE             10,000      10,000       56,972
  PROCEEDS FROM NOTES PAYABLE                64,302      15,753        5,512
  REPAYMENT OF NOTES PAYABLE               (203,150)   (205,651)    (154,804)
  REPURCHASE OF COMMON STOCK                      0     (11,000)           -
                                          ---------   ---------    ---------
 NET CASH USED BY
    FINANCING ACTIVITIES                   (128,848)   (190,898)     (92,320)

NET (DECREASE) INCREASE IN CASH                 739     (48,569)      42,853

CASH AT BEGINNING OF YEAR                    41,156      89,725       46,872

CASH AT END OF YEAR                       $  41,895   $  41,156    $  89,725

                       Thanksgiving Coffee Company, Inc.

Notes to Financial Statements


1.  Summary of Significant Accounting Policies

Description of Business

Thanksgiving Coffee Company, Inc. (The Company), is a corporation that purchases  and roasts high-quality whole bean  coffees  and sells  them  to
restaurants, grocery  stores  and  other  retail outlets.   These  products  are
sold primarily  through  its  own distribution   network   in   the   Northern
California   area. Distributors  and  retailers do not  have  the  right  to return products.  Additionally, the Company produces and sells a line of high-
quality  tea products under the trademark of  Royal  Gardens Tea  Company.   The
Company also sells coffee,  tea  and  related specialty  products through mail
order on a national basis.   The Company  sells  sandwiches, pastries, coffee
and tea through a bakery located in Mendocino, California. During 1998 the company subleased a cafe located in Fort Bragg, California.

Basis of Presentation

The  Company has prepared the financial statements on the accrual basis   of
accounting  in  accordance  with  generally  accepted accounting principles.

Concentration of Credit Risk

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

Trademarks and Tradenames

Trademarks and tradenames are being amortized on a straight-line basis over forty (40) years. Total amortization expense for the years ended December 31, 2000, 1999 and 1998 was $128, $105 and $0 respectively.

Investments in Unconsolidated Companies

On January 1, 1997, the Company acquired the assets and liabilities of Sustainable Harvest, Inc., in a business combination accounted for as a purchase. The Company subsequently sold the subsidiary at a loss of $29,471 on November 1, 1997. The Company has a note receivable reflected on the books as a result of the sale, with a balance of $12,028 as of December 31, 2000.

On October 31, 1996, the Company acquired the assets of Mendocino Bakery, Inc. in a business combination accounted for as a purchase.

Profit Sharing Plan

The Company has a profit sharing plan covering substantially all of its employees. Benefits are based upon years of service and the employee's compensation during the employment period. No contributions to the profit sharing plan were made for the years ended December 31, 2000, 1999 and 1998.

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

2.  Accounts Receivable

Accounts receivable consist of the following:

                                                   2000         1999
                                                ---------     ---------
   Accounts receivable                           $385,914    $410,919
   Less: Allowance for doubtful accounts           (5,040)    (15,936)
                                                 --------    --------
   Accounts receivable, net                      $380,874    $394,983
                                                 ========    ========

The Company uses the allowance method for uncollectible accounts. Bad debt expense for the years ended December 31, 2000, 1999, and 1998 was $
5,506,$11,221 and $37,412 respectively.   Bad debt recovery for the year ended
December 31, 2000 was zero.   The adjustments to the allowance account for the
year ended December 31, 2000 equaled $10,896.

3.  Inventory

Inventory consists of the following:

                                                                 2000       1999
                                                               --------   --------
   Coffee
      Unroasted                                                $157,993   $169,958
      Roasted                                                   105,920    114,414
   Tea                                                           23,860     19,502
   Packaging, supplies and other merchandise held for sale      216,095    183,405
                                                               --------   --------
      Total inventory                                          $503,868   $487,279
                                                               ========   ========

4.  Property and Equipment

Property and equipment consists of the following:

                                                                 2000       1999
                                                            -----------   -----------
   Equipment and fixtures                                   $ 1,212,082   $ 1,189,910
   Furniture and equipment                                      279,018       268,601
   Leasehold improvements                                       389,095       366,351
   Transportation equipment                                      86,613        67,147
   Marketing equipment                                           66,180        23,000
   Property held under capital leases                           303,067       303,067
                                                            -----------   -----------
   Total property and equipment                               2,336,055     2,218,076
   Accumulated depreciation                                  (1,609,761)   (1,397,723)
                                                            -----------   -----------
   Property and equipment, net                              $   726,294   $   820,353
                                                            ===========   ===========

Marketing equipment includes costs to develop a website for on-line sales and promotion. The costs related to the website are being depreciated on the straight-line method over three years.

Depreciation expense as of December 31, 2000, 1999 and 1998 was $212,037, 187,885 and $177,593, respectively.

5.  Intangible Assets

Intangible assets represent the costs associated with the acquired divisions over the fair value of their net assets at date of acquisition. Details of the intangible assets are as follows:

                                                                2000          1999
                                                            -----------   -----------
   Goodwill                                                    $198,000      $198,000
   Leasehold value                                               67,000        67,000
   Start-up costs                                                34,882        34,882
   Organizational costs                                          28,565        28,565
   Refinance cost                                                 2,500             0
   Trademark                                                       5127         5,127
                                                            -----------   -----------
   Total intangible assets                                      336,574       333,574
   Accumulated amortization - goodwill                          (21,151)      (16,075)
   Accumulated amortization - other intangible assets           (78,393)      (66,586)
                                                            -----------   -----------
  Intangible assets, net                                       $236,530      $250,913
                                                            ===========   ===========

Goodwill, which represents the excess of the cost of purchased companies over the fair value of the net assets at dates of acquisition, is being amortized on the straight-line method over thirty-nine years.

Amortization expense as of December 31, 2000, 1999 and 1998 was $16,882, $16,817 and $16,712 respectively.

6.  Long-Term Debt

                                                                                        2000                     1999
                                                                                     -----------             ----------
Notes Payable

Note payable to Wells Fargo Bank                                                     $         -             $  546,485
Monthly installments of $5,014 plus interest at 2.75% over prime rate beginning February 15, 1999, (12.25% at December 15, 2000), final
payment is due on January 15, 2001.   The note payable is collateralized
by a security interest of first priority in all accounts receivable, inventory, equipment, fixtures and improvements.

Note payable to Wells Fargo Bank, payable in monthly installments of                     464,000                      -
$7,733 plus interest at 3.00% over prime rate beginning December 15,
2000 (12.50% at December 31, 2000), final payment due on January 15,
2005.  The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights.

Note payable to Wells Fargo Bank                                                          33,334                 53,334
Payable in monthly installments of $1,667 plus interest at 1% over prime rate (9.50% at December 31, 1999), final payment is due on August 15, 2002.
The note is secured by all accounts receivable, inventory, equipment, fixtures and improvements.

Note payable to majority shareholders, Paul and Joan Katzeff                              24,919                 24,919
Payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996. The shareholders have subordinated this note to all notes payable including Wells Fargo Bank as described above.

Note payable to majority shareholders, Paul and Joan Katzeff                              48,830                      -
Payable in monthly installments of $1,649 including interest at 11.50%, with
Final payment due on November 17, 2003, unsecured.

Note payable to Laoma Yaski                                                              128,543                164,693
For the purchase of Mendocino Bakery, payable in monthly installments of $4,249, including interest at 10%, secured by property and equipment at the bakery, final payment due in November 14, 2003.

Note payable to Chase Manhattan Bank                                                      12,659                 15,330
Payable in monthly installments of $324, including interest at 8.637%,
Secured by a vehicle, final payment is due in October 26, 2004.

Note payable to Chase Manhattan Bank                                                      14,174                      -
Payable in monthly installments of $304, including interest at 17.263%
secured by a vehicle, final payment due on November 16,  2005.

                                                                                        2000                     1999
                                                                                     -----------             ----------
Obligations Under Capital Lease

Note payable to Textron Leasing                                                      $         -             $    1,716
Payable in monthly installments of $832, including interest at 16.17%, secured by equipment, final payment due on February 15, 2000.

Note payable to Manifest Group                                                             1,017                 12,266
Payable in monthly installments of $1,030, including interest at 15.315%, secured by equipment, final payment due on January 5, 2001.

Note payable to Imperial Capital                                                             828                  9,895
Payable in monthly installments of $840, including interest at 17.263%, secured by equipment, final payment due in January 15, 2001.

Note payable to Granite Financial                                                          6,495                 17,899
Payable in monthly installments of $1,139, including interest at 17.607%, secured by equipment, final payment due on June 30, 2001.

Note payable to First Sierra Computer Equipment                                           16,668                 28,952
Payable in monthly installments of $1,297, including interest at 14.00%, secured by equipment, final payment due on February 26, 2002.

Note payable to Security Financial                                                        11,584                 19,982
Payable in monthly installments of $910, including interest at 15.529%, secured by equipment, final payment due on February 22, 2002.

Note payable to Centerpoint                                                                1,503                  6,842
Payable in monthly installments of $517, including interest at 19.225%, secured by equipment, final payment due on March 22, 2001.

Note payable to Hansel Leasing                                                                 -                  1,088
Payable in monthly installments of $380, including interest at 28.510%, secured by a vehicle, final payment due in March 2000.
                                                                                     -----------             ----------
                                                                                     $   764,553             $  903,401
Less Current Portion                                                                    (231,619)              (241,216)
                                                                                     -----------             ----------
Long term portion of notes payable and capital leases                                $   532,934             $  662,185
                                                                                     ===========             ==========

All of the above notes payable and capital leases with the exception of the First Sierra Computer Equipment capital lease and Manifest Group lease, are personally guaranteed by the Company's majority shareholders.

Interest paid for the years ended December 31, 2000, 1999 and 1998 was $97,650, $117,205, and $122,479 respectively.

Maturities of notes payable and capital leases are as follows:

     2001                     $231,619
     2002                      177,110
     2003                      160,749
     2004                       99,081
     Thereafter                 95,994
                              --------
                              $764,553
                              ========

Based on current borrowing rates, the fair value of the notes payable and capital leases approximate their carrying amounts.

7.  Income Taxes

The components of the provision for income taxes for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                 2000     1999       1998
                                -------  -------   --------
     Federal-current            $     -  $     -   $      -
     Federal-deferred            17,594    6,531    (55,954)
     State-current                  800      800        800
     State-prior                      -      800          -
     State-deferred              12,489    6,778    (16,285)
                                -------  -------   --------
     Total income taxes         $30,838  $14,909   $(71,439)
                                =======  =======   ========

The Company computes income taxes using the asset and liability method under which deferred income taxes are provided for temporary differences between the financial bases of the Company's assets and liabilities. As of December 31, 2000 and 1999, deferred tax assets recognized for deductible temporary differences and loss carryforwards total $7,836 and $28,001, respectively. Deferred tax liabilities recognized for taxable temporary differences total $10,288 and $370, respectively. The Company has a California manufacturer's credit carryforward of $25,125 which may be used to offset California income taxes in the future.

The Company has net operating loss and contribution carryovers to offset future income tax. If not used, these credits will expire as follows:

Federal

      Years ending         Capital                    Net Operating
       December 31          Loss     Contributions        Loss           Total
----------------------    -------    -------------    -------------     --------
        2001              $     -          $ 9,029         $      -     $  9,209
        2002               29,471           11,419                -       40,890
        2003                    -           11,289                -       11,289
        2005                    -            6,898                -        6,898
        2012                    -                -          548,204      548,204
        2013                    -                -          128,576      128,526
                          -------          -------         --------     --------
                          $29,471          $38,635         $676,780     $744,886
                          =======          =======         ========     ========

California

      Years ending         Capital                    Net Operating
       December 31          Loss     Contributions        Loss           Total
----------------------    -------    -------------    -------------     --------
        2002              $29,471         $  1,091         $204,716     $235,278
        2003                    -           11,289           64,341       75,630
        2004                    -           14,863                -       14,863
        2005                    -            6,966                -            -
                          -------          -------         --------     --------
                          $29,471          $34,209         $269,057     $332,737
                          =======          =======         ========     ========

Income taxes paid for the years ended December 31, 1999, 1998 and 1997 were $800, $1,600 and $800, respectively.

8. Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under non-cancelable operating leases with terms ranging from three to five years.

Minimum annual lease payments due under these agreements are as follows:

   2001                    $60,258
   2002                     20,634
   2003                      7,251
   2004 and thereafter           0
                           -------
                           $88,143
                           =======

Total annual operating lease payments were $93,319, $102,018 and $69,400 for the years ended December 31, 2000, 1999, and 1998, respectively.

9.  Common Stock

                                 Number of    No Par
                                   Shares     Value
                                 ----------  --------

   Balance, December 31, 1997    1,236,744   872,816
   No activity                           -         -
                                 ---------   -------
   Balance, December 31, 1998    1,236,744   872,816
   Repurchase of stock              (2,200)  (11,000)
                                 ---------   -------
   Balance, December 31, 1999    1,234,544   861,816
   No activity                           -         -
                                 ---------   -------
   Balance, December 31, 2000    1,234,544   861,816
                                 =========   =======

981,000 shares originally issued are restricted.

10. Stock Option Purchase Plan

Under the terms of the Company's stock option purchase plan (see note 13), options to purchase shares of the its common stock are granted at a price of $5 per share. Options may be exercised until January 2001. Following is a summary of transactions:

                                      Shares Under Option
                                      -------------------
                                       2000         1999
                                      -------------------
Outstanding, beginning of year        20,000       20,000
Shares expired during the year        (4,000)           -
Shares exercised during the year           -            -
                                      ------       ------
Outstanding, end of year              16,000       20,000
                                      ======       ======

The related compensation expense for the years ended December 31, 2000, 1999 and 1998 is $13,250, $0 and $6,750, respectively.

The above referenced exercised options, did not result in the issuance of shares of the Company's common stock; but rather, pursuant to the terms of an agreement with the Company and one of its former officers, resulted in the Company's payment to such officer of $9.750 and an accrued payable of $3,500 as of December 31, 2000.

11. Long-Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company's majority shareholders). The lease provides for monthly rental payments of $8,600 and the Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The lease provides for periodic cost of living increases during the term of the lease, including the option periods. The Company exercised the first of four five-year options on March 31, 1995. The lease was extended to March 31, 2001, under a one-year extension.

Any deferred amounts are due based upon available cash flow as determined by the Company's management or upon demand of the Company's majority shareholders. Rental expense under the above lease was $103,200, $103,200 and $103,000 for the years ended December 31, 2000, 1999 and 1998 respectively. The Company has made substantial leasehold improvements (Note 4) and intends to exercise all options under the terms of this lease.

The Company leases a bakery establishment in Mendocino, California. The lease provides for monthly rental payments of $3,000 (as of December 31, 2000) and the lease term expires in September 30, 2010.

The Company leased retail space in Fort Bragg, California to house an espresso bar/cafe business. The lease provided for monthly rental payments of $730, and expires in January 31, 2001. The lease also provided for periodic cost of living increases during the term of the lease, including the option periods. In February 1998, the cafe business was closed and subleased at its full rental cost. The option to renew was not exercised, and the lease terminated.

Minimum future rental payments for all leases are as follows:

   2001                    $ 62,565
   2002                      36,000
   2003                      36,000
   2004                      36,000
   2005                      36,000
   Thereafter               171,000
                           --------
                           $377,565
                           ========

12. Related-Party Transactions

The Company has an interest only note payable (i) due on demand and a principal and interest note payable (ii) in each case due to Paul and Joan Katzeff (the Company's majority shareholders) (See Note 6, above). The Company also leases properties from its majority shareholders (See Note 11, above).

The summary of these related-party transactions for the years ended December 31, 2000, 1999 and 1998 are as follows:

                            2000       1999       1998
                         ---------   --------   --------
   Interest expense          1,600      4,529      7,899

   Rent expense           $103,200   $103,200   $103,000

13.  Commitments

Under the terms of an agreement with Sustainable Harvest, a former subsidiary sold in 1997, the Company is required to purchase coffee beans each year for the next five years ending December 31, 2002 at a predetermined price per pound over landed coffee costs.

The Company purchased a bakery from Laoma Yaski in 1996 for $350,000. The Company agreed to pay an additional $25,000 to Laoma Yaski upon the seven year anniversary of the purchase provided she does not own, manage or operate a bakery within 250 miles of Mendocino, California.

A total of 16,000 stock options may be exercised or sold at any time at the discretion of a past officer subject to the Company's first right of refusal.

14.  Contingent Liabilities

The Company is engaged in a complaint regarding the pending trademark with the U.S. Trademark Trial and Appeal Board and the Administrative Law Court. The ultimate outcome of this matter and the effect of an adverse result cannot be determined at this time.

15. Subsequent Events

The Company is pursuing the sale of the Bakery and has listed the business with a real estate agent.