Form 10QSB
period 2001-03-31
THANKSGIVING COFFEE CO INC
filed 2001-05-11
CIK 949852

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB


            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2001

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

                                        (Address of principal executive offices)
                                        (Zip Code)


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

                     Yes \X\                        No \ \


     As of May 8, 2001, there were 1,234,544 shares outstanding of common stock of the issuer.

     Transitional Small Business Disclosure Format (check one):

                     Yes \ \                        No \X\

                       THANKSGIVING COFFEE COMPANY, INC.


                                     INDEX

PART I.   FINANCIAL INFORMATION


Item 1. Financial Statements, Notes and Report of Independent Accountants................................         5

Balance Sheet at March 31, 2001 and March 31, 2000.......................................................       6-7


   Statements of Income for the Three Months Ended March 31, 2001 and
   March 31, 2000........................................................................................         8


   Statements of Cash Flows for the Three Months Ended March 31, 2001 &
   March 31, 2000........................................................................................        10


Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations............................................................................................        22


PART II.  OTHER INFORMATION


Item 1. Legal Proceedings................................................................................        24

Item 2. Changes in Securities............................................................................        24

Item 3. Defaults Upon Senior Securities..................................................................        25

Item 4. Submission of Matters to a vote of Security-Holders..............................................        25

Item 5. Other Information................................................................................        25

Item 6. Exhibits and Reports on Form 8-K.................................................................        25

                       Thanksgiving Coffee Company, Inc.

                          For the Three Month Periods
                         Ended March 31, 2001 and 2000
                    With Report of Independent Accountants

                       Thanksgiving Coffee Company, Inc.



                                    Report

Report of Independent Accountants.............................      5

                         Reviewed Financial Statements

Thanksgiving Coffee Company, Inc.
Balance Sheet.................................................    6-7
Statement of Income...........................................      8
Statement of Accumulated Deficit..............................      9
Statement of Cash Flows.......................................     10
Notes to Financial Statements.................................     11

                       Report of Independent Accountants


To the Board of Directors
Thanksgiving Coffee Company, Inc.
Fort Bragg, California


We have reviewed the accompanying balance sheet of Thanksgiving Coffee Company, Inc., as of March 31, 2001 and March 31, 2000, and the related statements of income, accumulated deficit and cash flows for the three month periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Thanksgiving Coffee Company, Inc.

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


SALLMANN, YANG & ALAMEDA
An Accountancy Corporation



Kathleen M. Alameda
Certified Public Accountant



May 6, 2001

                       Thanksgiving Coffee Company, Inc.

                                 Balance Sheet


                                                   March 31
                                             2001          2000
                                             ------------------
Assets
Current assets
 Cash and cash equivalents               $    76,266        67,493
 Accounts Receivable (2)                     341,895       363,776
 Note receivable-Griswold                     10,000        10,000
 Employee Receivable                             648           921
 Inventory (3)                               462,061       511,068
 Prepaid expenses                             68,516        70,601
                                         -------------------------
Total current assets                         959,386     1,023,859

Property and equipment
 Property and equipment (4)                2,358,741     2,248,457
 Accumulated depreciation                 (1,663,747)   (1,450,059)
                                         -------------------------
Total property and equipment                 694,994       798,398

Other assets
 Deposits and other assets                    48,236        45,000
 Note receivable-Griswold (12)                 2,001        12,028
 Intangibles, net of amortization (5)        232,195       246,692
 Deferred tax asset                            7,836        28,001
                                         -------------------------
Total other assets                           290,268       331,721
                                         -------------------------

Total assets                             $ 1,944,648   $ 2,153,978
                                         =========================

See accompanying notes and accountants' report.

                       Thanksgiving Coffee Company, Inc.

                                 Balance Sheet

                                                                      March 31
                                                                 2001         2000
                                                                 -----------------
Liabilities and stockholders' equity

Current liabilities
  Accounts payable                                           $  501,046     426,697
  Accrued liabilities                                            76,082      66,254
  Notes payable-banks, current portion                          112,800      80,163
  Notes payable-other, current portion                           46,329      37,063
  Notes payable-shareholder, current portion                     40,298      24,919
  Deferred income taxes                                          10,288         370
  Capital lease obligations, current portion                     25,914      59,075
                                                             ----------------------
    Total current liabilities                                   812,757     694,541

Long term debt
  Notes payable-banks (6)                                       356,334     499,615
  Notes payable-other (6)                                        98,160     118,928
  Notes payable-shareholder (6)                                  29,876           0
  Capital lease obligations                                           0      37,868
                                                             ----------------------
    Total long term liabilities                                 484,370     656,411

Total liabilities                                             1,297,127   1,350,952

Stockholders' equity
 Common stock, no par value, 1,960,000 shares authorized,
 1,237,384 shares issued, 1,234,544 shares outstanding          861,816     861,816
 Additional paid in capital                                      24,600      24,600
 Accumulated deficit                                           (238,895)    (83,390)
                                                             ----------------------
Total stockholders' equity                                      647,521     803,026

Total liabilities and stockholders' equity                   $1,944,648   2,153,978
                                                             ======================

See accompanying notes and accountants' report.

                       Thanksgiving Coffee Company, Inc.
                              Statement of Income

                                                      Three months         Three months
                                                      ended                ended
                                                      March 31, 2001       March 31, 2000
                                                      --------------       --------------
Net Sales                                               $1,221,434           $1,294,702

Cost of sales                                              700,222              670,482
                                                        ----------           ----------

Gross Profit                                               521,212              624,220

Operating expenses
     Selling, general, and administrative expenses         532,937              534,136
     Depreciation and amortization                          52,178               50,925
                                                        ----------           ----------
Total operating expenses                                   585,115              585,061

Operating income (Loss)                                    (63,903)              39,159

Other income (expense)
     Interest income                                           728                  690
     Interest (expense)                                    (27,445)             (28,985)
     Miscellaneous income (expense)                         31,883                  171
Total other income (expense)                                 5,166              (28,124)

Profit (Loss) before income taxes                          (58,737)              11,035

Income tax expense                                            (800)                (800)
                                                        ----------           ----------

Net income (loss)                                       $  (59,537)          $   10,235
                                                        ==========           ==========

Earnings per common share - basic                       $   (0.048)          $    0.008

Earnings per common share -  dilutive                   $   (0.048)          $    0.008


See accompanying notes and accountants' reports.

                       Thanksgiving Coffee Company, Inc.

                       Statement of Accumulated Deficit

                                                            March 31
                                                        2001       2000

Accumulated deficit, beginning, December 31, 2000    $(179,358)  (93,625)
Net income, three months ended March 31, 2001          (59,537)   10,235
                                                     ---------   -------
Accumulated deficit, March 31, 2001                  $(238,895)  (83,390)
                                                     ===================


See accompanying notes and accountants' report.

                       Thanksgiving Coffee Company, Inc.

                            Statement of Cash Flows



                For the Three Month Period Ended March 31, 2001


Operating activities                                       2001       2000

Net income (loss)                                       $(59,537)    10,235
     Depreciation and amortization                        58,351     56,557
     Receivables                                          39,230     31,332
     Inventories                                          41,807    (23,789)
     Prepaid expenses                                        (25)   (13,451)
     Deposits and other assets                            (6,181)    (2,660)
     Accounts payable                                      8,508     19,774
     Accrued liabilities                                  29,776     24,489
                                                        --------   --------
    Net cash provided by operating activities            111,929    102,487

Investing activities
     Purchases of equipment                              (22,716)   (30,381)
     Purchase of intangibles assets                            0          0
                                                        --------   --------

Net cash used by investing activities                    (22,716)   (30,381)

Financing activities
     Repayments of notes payable and capital leases      (54,842)   (45,769)
                                                        --------   --------
Net cash used by financing activities                   $(54,842)   (45,769)

Net increase in cash                                    $ 34,371     26,337
Cash at December 31, 2000                                 41,895     41,156
                                                        --------   --------
Cash at March 31, 2001                                  $ 76,266   $ 67,493
                                                        ========   ========



See accompanying notes and accountants' report.

                       Thanksgiving Coffee Company, Inc.

                         Notes to Financial Statements



                                March 31, 2001


1. Summary of Significant Accounting Policies

Description of Business

Thanksgiving Coffee Company, Inc. (The Company), is a corporation that purchases and roasts high-quality whole bean coffees and sells them to restaurants, grocery stores and other retail outlets. These products are sold primarily through its own distribution network in the Northern California area. Distributors and retailers do not have the right to return products. Additionally, the Company produces and sells a line of high-quality tea products under the trademark of Royal Gardens Tea Company. The Company also sells coffee, tea and related specialty products through mail order on a nationwide basis. The Company sells sandwiches, pastries, coffee and tea through a bakery located in Mendocino, California.

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

Trademarks and Tradenames

Trademarks and tradenames are being amortized on a straight-line basis over forty (40) years. Total amortization expense for the three month period ended March 31, 2001 is $32.

Investments in Consolidated Companies

On November 1, 1997, the Company sold its subsidiary Sustainable Harvest, Inc. The Company has a note receivable from the purchaser of Sustainable Harvest reflected on the books as a result of the sale, with a principal balance of $12,001 as of March 31, 2001.

On October 31, 1996, the Company acquired the assets of Mendocino Bakery, Inc. in a business combination accounted for as a purchase.

Profit Sharing Plan

The Company has a profit sharing plan covering substantially all of its employees. Benefits are based upon years of service and the employee's compensation during the employment period. No contributions to the profit sharing plan were made for the three month period ended March 31, 2001.

Futures and Options Contracts

The Company occasionally enters into exchange traded coffee futures and options contracts with the objective of minimizing cost risk due to market fluctuations. The Company does not define these contracts as hedge instruments pursuant to accounting principles and practices designated in Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts. Accordingly, changes in the market value of futures contracts (unrealized gains and losses) are reported by the Company in the period in which the change occurs and are included as a component of stockholders' equity. Realized gains and losses are a component of costs of goods sold. The Company does not have any futures or options contracts in effect at this time.

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


2. Accounts Receivable

Accounts receivable consist of the following:

   Accounts receivable                        $   350,133
   Less: Allowance for doubtful accounts           (8,238)
                                              -----------
   Accounts receivable, net                   $   341,895
                                              ===========

The Company uses the allowance method for uncollectible accounts. The allowance for doubtful accounts is estimated at approximately 1% of total non-cash sales. Bad debt expense for the three months ended March 31, 2001 was $1,000. The adjustments to the allowance account for the three months ended March 31, 2001 was $3,198.


3. Inventory

Inventory consists of the following:

   Coffee
    Unroasted                                               $146,989
    Roasted                                                   96,623
   Tea                                                        19,651
   Packaging, supplies and other merchandise held for sale   198,798
                                                            --------
   Total inventory                                          $462,061
                                                            ========

                       Thanksgiving Coffee Company, Inc.

4. Property and Equipment

Property and equipment consists of the following:


   Equipment and fixtures                $ 1,215,811
   Furniture and equipment                   279,562
   Leasehold improvements                    394,570
   Transportation equipment                   89,302
   Marketing equipment                        76,429
   Property held under capital leases        303,067
                                         -----------
   Total property and equipment            2,358,741
   Accumulated depreciation               (1,663,747)
                                         -----------
   Property and equipment, net           $   694,994
                                         ===========


Marketing equipment includes costs to develop a website for on-line sales and promotion. Costs related to the Company's website are depreciated on the straight-line method over three years.

Depreciation expense for the three months ended March 31, 2001 was $54,015.


5. Intangible Assets

Intangible assets represent the costs associated with the acquired divisions over the fair value of their net assets at date of acquisition. The detail of the intangible assets are as follows:



   Goodwill                                               $198,000
   Leasehold value                                          67,000
   Start-up costs                                           34,882
   Organizational costs                                     28,565
   Refinancing                                               2,500
   Trademark                                                 5,127
                                                          --------
   Total intangible assets                                 336,074
   Accumulated amortization - goodwill                     (22,420)
   Accumulated amortization - other intangible assets      (81,459)
                                                          --------
   Intangible assets, net                                 $232,195
                                                          ========


Goodwill, which represents the excess of the cost of purchased companies over the fair value of the net assets at dates of acquisition, is being amortized on the straight-line method over thirty-nine years.

Amortization expense for the three months ended March 31, 2001 was $4,336.

                       Thanksgiving Coffee Company, Inc.

6. Long Term Debt

Notes Payable as of March 31, 2001

Note payable to Wells Fargo Bank, monthly installments of $7,733 plus interest at 3.00% over prime rate beginning December 15, 2000, (12.50% at December 31,
2000), final payment is due on January 15, 2005.  The note is collateralized by a security interest of first priority in all accounts receivable, inventory,
equipment, instruments, general intangibles and contract rights.                                        $440,800

Note payable to Wells Fargo Bank, payable in monthly installments of $1,667 plus interest at 1% over prime rate (10.50% at December 31, 2000) final payment is due on August 15, 2002.  The note is secured by all accounts receivable,
inventory, equipment, fixtures and improvements.                                                          28,334

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30,
1996.  The shareholders have subordinated this note to all notes payable including Wells Fargo Bank as described above.  Deferred interest is $3,780 at
March 31, 2001.                                                                                           24,919

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of $1,649 including interest at 11.50%, with final payment due on
November 17, 2003, unsecured.                                                                             45,254

Note payable to Laoma Yaski for the purchase of Mendocino Bakery, payable in monthly installments of $4,249, including interest at 10%, secured by property
and equipment at the bakery, final payment due in November 14, 2003.                                     118,928

Note payable to Chase Manhattan Bank, payable in monthly installments of $324, including interest at 8.637%, secured by a vehicle, final payment due in October
2004.                                                                                                     11,954

Note payable to Chase Manhattan Bank, payable in monthly installments of $304, including interest at 8.637% secured by a vehicle, final payment due on November
16, 2005.                                                                                                 13,607

                       Thanksgiving Coffee Company, Inc.

6. Long Term Debt (continued)


Obligations Under Capital Lease as of March 31,2001

Note payable to Granite Financial, payable in monthly installments of $1,139, including interest at 17.607%, secured by equipment, final payment due in June
2001.                                                                                           $    3,319

Note payable to First Sierra Computer Equipment, payable in monthly installments of $1,297, including interest at 14.00%, secured by equipment, final payment due
in February 26, 2002.                                                                               13,323

Note payable to Security Financial, payable in monthly installments of $910, including interest at 15.529%, secured by equipment, final payment due in
February 22, 2002.                                                                                   9,273


Note payable to Centerpoint, payable in monthly installments of $517, including
interest at 19.225%, secured by equipment, final payment due in March 2001.                              0

                                                                                                ----------

Subtotal                                                                                           709,711

Less current portion                                                                              (225,341)
                                                                                                ----------
Long term portion of notes payable and capital leases                                           $  484,370
                                                                                                ==========

All of the above notes payable and capital leases with the exception of the First Sierra Computer Equipment capital lease and Manifest Group lease, are personally guaranteed by the Company's majority shareholders.

Interest paid for the three months ended March 31, 2001 is $24,935.

Maturities of notes payable and capital leases are as follows:

   2001                                               $     181,777
   2002                                                     172,110
   2003                                                     160,749
   2004                                                      99,081
   2005                                                      95,994
   Thereafter                                                     -
                                                      $     709,711
                                                      =============

Based on current borrowing rates, the fair value of the notes payable and capital leases approximate their carrying amounts.

                       Thanksgiving Coffee Company, Inc.

7. Income Taxes

The current provision for income taxes the the three months ended March 31, 2001 was $800 due to for current state taxes.

The Company computes income taxes using the asset and liability method under which deferred income taxes are provided for temporary differences between the financial bases of the Company's assets and liabilities. Deferred tax assets recognized for deductible temporary differences and loss carryforward are immaterial for the three months ended March 31, 2001. Deferred tax liabilities recognized for taxable temporary differences are not material for the three month period ended March 31, 2001. The company has a federal general business credit carryforward of $2,400 which may be used to offset federal income taxes in the future. The Company also has a California manufacturer's credit carryforward of $25,125 which may be used to offset California income taxes in the future.

The Company has net operating loss and contribution carryovers to offset future income tax. If not used, these credits will expire as follows:

Federal
     Years ending                  Capital                                              Net Operating
     December 31                    Loss                 Contributions                           Loss            Total
     -----------                    ----                 -------------                  -------------        ---------
       2001                                                      9,029                              -            9,029
       2002                       29,471                        11,419                              -           40,890
       2003                                                     11,289                              -           11,289
       2005                                                      6,898                                           6,898
       2012                                                          -                        548,204          548,204
       2013                                                          -                        128,576          128,576

                                 $29,471                      $ 38,635                       $676,780        $ 744,886
                                 =======                      ========                       ========        =========

California
      Years ending               Capital
      December 31                Loss                    Contributions             Net Operating Loss            Total
     ---------------             ----                         --------             ------------------            -----
       2002                      $29,471                      $  1,091                       $204,716         $235,278
       2003                            0                        11,289                         64,341           75,630
       2004                            0                        14,863                              0           14,863
       2005                            0                         6,966                              0            6,996

                                 $29,471                      $ 34,209                       $269,057         $332,737
                                 =======                      ========                       ========         ========

Income taxes paid for the three months ended March 31, 2001 was $0.

                       Thanksgiving Coffee Company, Inc.

8. Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancellable operating leases with terms ranging from three to five years.

Minimum annual lease payments due under these agreements are as follows:


   2001                                                            $ 62,336
   2002                                                              22,989
   2003                                                               9,605
   2004 and thereafter                                                4,710

                                                                   $ 88,143
                                                                   ========

Total operating lease payments were $24,152 for the three months ended March 31, 2001.


9. Common Stock

                                                              Number of
                                                                Shares           Value
                                                              ---------      ---------
   Balance, December 31, 1997                                1,236,744      $  872,816
   No activity                                                       0               0
   Balance, December 31, 1998                                1,236,744         872,816
   Repurchase of stock                                          (2,200)        (11,000)
   Balance, December 31, 1999                                1,234,544         861,816
   No activity                                                       0               0
   Balance, December 31, 2000                                1,234,544         861,816
   No activity                                                       0               0
   Balance, March 31, 2001                                   1,234,544      $  861,816
                                                             =========      ==========

981,000 shares originally issued are restricted.

                       Thanksgiving Coffee Company, Inc.

10.  Long Term Lease

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company's majority shareholders).
The lease provides for monthly rental payments of $8,600 and the Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The lease provides for periodic cost of living increases during the term of the lease, including the option periods. The Company exercised an option to renew for one five year term on March 31, 1995 and the lease was extended for successive one year terms on March 31, 2000 and March 31, 2001. The company has options to renew the lease for three successive five year renewal periods when the current one year term expires on March 31, 2002.

Any deferred amounts are due based upon available cash flow as determined by the Company's management or upon demand of the Company's majority shareholders. Rental expense under the above lease is $25,800 for the three month period ended March 31, 2001. The Company has made substantial leasehold improvements (Note 4, above) and intends along with its major shareholders to exercise all options under the terms of this lease.

The Company leases a bakery establishment in Mendocino, California. The lease provides for monthly rental payments of $3,000 (beginning July 1, 1999) and the lease term expires in September 30, 2010.

Minimum future rental payments for all leases are as follows:

     2001                                                    $ 27,000
     2002                                                      36,000
     2003                                                      36,000
     2004                                                      36,000
     2005                                                      36,000
     Thereafter                                               171,000
                                                             $306,000

11.  Related Party Transactions

At March 31, 2001, the Company has an interest only note payable due on demand and a principal and interest note payable to Paul and Joan Katzeff (the Company's majority shareholders) (See Note 6, above). The Company also leases properties from its majority shareholders (See Note 10, above). The cost of these related party transactions for the three months ended March 31, 2001 was $810 in interest expense and $25,800 for rent expense.


12.  Commitments

Under the terms of an agreement with a former subsidiary sold in 1997 (see Note
1), the Company is required to purchase a minimum amount of coffee beans each year for five years (ending December 31, 2002) at a predetermined price per pound over landed coffee costs. If the coffee beans are not purchased, the former subsidiary can defer its notes receivable payments to the Company into subsequent years pursuant to the agreement.

In 1996, the Company purchased a bakery from Laoma Yaski for $350,000. Under the terms of the purchase, the Company agreed to pay an additional $25,000 to Laoma Yaski upon the seven year anniversary of the purchase, provided she does not own, manage or operate a bakery within 250 miles of Mendocino, California during such seven year period.

                       Thanksgiving Coffee Company, Inc.

13.  Contingent Liabilities

The Company is engaged in a proceeding regarding its pending trademark application for the mark Royal Gold. The matter is currently before the U. S. Trademark Trial and Appeal Board and the Administrative Law Court. The ultimate outcome of this matter and the effect of an adverse result cannot be determined at this time.


15.  Other Matters

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


Three Months Ended March 31, 2001 Compared With Three Months Ended March 31,
2000

        Consolidated                      Increase (Decrease)  Percent Change
        ------------                      -------------------  ---------------

        Net Sales                             $(73,268)              (6)%
        Cost of Sales                         $ 29,740                4
        Gross Margin                              (5.5)%            (11)
        Selling, G&A Expense                  $( 1,199)               -
        Depreciation & Amortization           $  1,253                3
        Interest Expense                      $ (1,540)               5
        Net Income                            $(69,772)               -

Consolidated net sales for the three months ended March 31, 2001 were $1,221,434, down 6% when compared with net sales of $1,294,702 for the same period in fiscal 2000.

Distribution revenues (e.g., revenues generated on our own truck distribution) declined by $45,000 or 6% in the three month period ended March 31, 2001 when compared to the same period in fiscal 2000. Nearly half of this loss is a result of a loss in business due to attrition in a territory where a salesman had not been replaced and the remainder of this decline is due to a loss of the Marriott Food Service business in several accounts in the San Francisco Bay Area. In an effort to reverse this trend, during April 2001, the company added a driver/salesperson in the territory where the salesperson was not replaced. There can be no assurance that this new hire will be able to improve revenues in the territory. National revenues (e.g., revenues not derived by mail order and direct truck distribution) declined by approximately $17,000 or 5.6% in the three month period ended March 31, 2001 when compared to same period fiscal 2000 because of a loss of two customers who transferred their business to local roasters partially offset by increased sales of the Song Bird line.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the internet) declined nearly $6,000 or 5.6% in the three month period ending March 31, 2001 when compared to the same period in fiscal 2000. The decrease in revenue for mail order reflects the lack of spending on new mailings to grow the mailing list and attrition of the current list, offset by increased Internet sales of $8,000 (representing nearly a 40% increase over the same period in Fiscal 2000). With respect to its mail order business, the Company has shifted its emphasis to Internet sales and increased its expenditures for development of its Internet site and store.

Sales attributable to operations of the Company's bakery dropped by 4%, or nearly $6,000, in the three months ended March 31, 2001 over the same period in 2000, reflecting a one week closing to perform needed repairs and painting of the building not performed in fiscal 2000.

Consolidated cost of sales increased to $700,222 for the three months ended March 31, 2001 up nearly 4% over the same period in 2000 from $670,482. This increase was a result of higher labor and benefit costs in the production department, utility costs (primarily the cost of propane used in the roasting process) and depreciation and discounts.

Consolidated gross margin (gross profit as a percentage of net sales) decreased to 42.7% for the three months ending March 31, 2001, from 48.2% for the same period in 2000. This decline was a result of higher labor and benefit costs coupled with higher packaging and utility costs and discounts. In an effort to recover some of these higher costs, the Company implemented a price increase in April, 2001 of $.10 per package and $.15 per pound for bulk sales. However, the Company cannot be sure that the price increase will result in improved gross margins or that the higher prices will not decrease volume further.

Consolidated selling, general and administrative expenses were $532,937 for the three months ending March 31, 2001, a .2% decrease over the $534,136 for the same three months in 2000. This decrease in selling, general and administrative expenses was due primarily to lower staffing expenses because of a reduction in delivery and administrative positions.

Depreciation and amortization expenses were $52,178 for the three months ended March 31, 2000 a $1,253 increase or 2.5% over expenses of $50,925 for the same period in 2000. Increases in depreciation accounted for the entire increase because of additions capitalized during last year.

Interest expense decreased to $27,445 for the three months ended March 31, 2001 a 5.3% decline from the $28,985 for the same period in fiscal 2000. This was a result of a decline in total borrowings at March 31, 2001 of nearly $100,000 compared to the same period in 2000.

As a result of the foregoing factors, the Company had a consolidated net loss of $59,537 for the three months ended March 31, 2001, compared to a $10,235 profit for the same period in 2000. Because of the decline in sales and the increased cost of utilities, labor and packaging, there can be no assurances that the Company will be profitable in any future period.


LIQUIDITY AND CAPITAL RESOURCES


As of March 31, 2001, the Company has working capital of $146,629 versus working capital of $329,318 for the same period last year. This decrease in working capital is a result of an increase in accounts payable and higher current portion of notes payable to banks compared to last year. These increases were somewhat offset by lower inventories, and receivables. The refinancing of the Wells Fargo balloon note in December 2000 resulted in a higher current portion of debt than last year.

Net cash provided by operating activities was $111,929 for the three months ended March 31, 2001 compared to $102,487 provided by operating activities for the three months ended March 31, 2000. The increase in net cash provided by operating activities in the quarter was primarily due to a decrease in receivables and inventory. A load of green beans scheduled to arrive did not arrive until after March 31, 2001 resulting in an increase in cash for the quarter.

Cash used by investing activities was down by approximately $8,000. Lower capital additions compared to last year resulted in this decline. Capital additions for this year are $10,000 for the company's web site, $5,000 for fixtures and brewing equipment, $3,500 for a recycle station and $3,500 for a new transmission for a delivery vehicle.

Net cash used in financing activities for the three months ended March 31, 2001 was $54,842 compared to a net repayment of debt of $45,769 during the same period in 2000. This increase was a result of refinancing the note payable to Wells Fargo in December of 2000. The debt was originally amortized over eight years while the new amortization schedule is over five years.

The Company maintained a revolving line of credit of up to $650,000 with Wells Fargo in fiscal 1998. In January, 1999, this agreement was renegotiated and replaced with a two year note payable in the principal amount of $601,636 and a final balloon payment of $484,651 due and payable January 15, 2001. The balloon payment was refinanced in December 2000 with a five year term note with interest at 3% over prime rate (12% at December 31, 2000). The loan terms contain certain limitations and covenant restrictions, including limits on the incurrence of additional indebtedness.

At March 31, 2001, the Company had total borrowings of $709,711, including $469,134 outstanding to Wells Fargo Bank. This compares to total borrowings of $857,631 as of March 31, 2000, including $579,779 outstanding to Wells Fargo at that time. The Company's accounts receivable, inventory, equipment, fixtures and improvements secure the borrowings.

The Company believes that its existing capital resources and revenues that it anticipates will be generated from operations will be sufficient to meet its cash requirements for the next 12 months at its current level of operations.

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



        PART II - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS


See Note 13 to the Financial statements.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


- Not Applicable -

ITEM 3. DEFAULTS UPON SENIOR SECURITIES


- Not Applicable -


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


-  Not Applicable -



ITEM 5. OTHER INFORMATION


- Not Applicable -


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.  Exhibits

-  Not Applicable -


        b.  Form 8-K

No reports on Form 8-K were filed during the period from January 1, 2001 to March 31, 2001

               SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.


Name                             Title                        Date
----                             -----                        ----


/s/ Paul Katzeff         Chief Executive Officer           May 11, 2001
----------------
    Paul Katzeff


/s/ Joan Katzeff         President                         May 11, 2001
----------------
    Joan Katzeff