Form 10QSB
period 2001-06-30
THANKSGIVING COFFEE CO INC
filed 2001-08-10
CIK 949852

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001

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

                          Yes \X\             No \ \

As of August 8, 2001, there were 1,234,544 shares outstanding of common stock of the issuer.

Transitional Small Business Disclosure Format (check one):

                                 Yes \ \             No \X\

                       THANKSGIVING COFFEE COMPANY, INC.

                                     INDEX

                        PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements, Notes and Report of Independent Accountants

     Balance Sheet as of June 30, 2001 and 2000..................................................  6 - 7

     Statements of Income for the Three and Six Months Ended June 30, 2001 and  2000.............      8

     Statement of Accumulated Deficit for the Six Months Ended June 30, 2001 and 2000............      9

     Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000....................     10

     Footnotes...................................................................................  11-23


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..................................................................     24

                         PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings......................................................................     27

Item 2.   Changes in Securities..................................................................     27

Item 3.   Defaults Upon Senior Securities........................................................     27

Item 4.   Submission of Matters to a vote of Security-Holders....................................     27

Item 5.   Other Information......................................................................     27

Item 6.   Exhibits and Reports on Form 8-K.......................................................     27

                              Financial Statements

                        Thanksgiving Coffee Company, Inc.

                     Three and six month periods ended June
                        30, 2001 and 2000 with Report of
                             Independent Accountants

                       Thanksgiving Coffee Company, Inc.

                         Reviewed Financial Statements


           Three and Six month periods ended June 30, 2001 and 2000



                                    Report

Report of Independent Accountants.....................................................    5

                         Reviewed Financial Statements

Balance Sheets........................................................................    6
Statements of Income..................................................................    8
Statements of Accumulated Deficit.....................................................    9
Statements of Cash Flows..............................................................   10
Notes to Financial Statements.........................................................   11

                        Report of Independent Accountants


To The Board of Directors
Thanksgiving Coffee Company, Inc.
Fort Bragg, California


We have reviewed the accompanying balance sheets of Thanksgiving Coffee Company, Inc. (a California Corporation) as of June 30, 2001 and 2000 and the related statements of income, for the three and six month periods then ended, and the statements of accumulated deficit and cash flows for the six month periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Thanksgiving Coffee Company, Inc.

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


SALLMANN, YANG & ALAMEDA
An Accountancy Corporation



_______________________________
Kathleen M. Alameda
Certified Public Accountant



August 1, 2001

                       Thanksgiving Coffee Company, Inc.

                                Balance Sheets

                                                                    June 30,
                                                           2001                    2000
                                                  -------------------------------------------
Assets
Current assets
  Cash                                             $         104,461       $          54,430
  Accounts receivable (Note 2)                               330,834                 374,637
  Note receivable-Griswold (Note 13)                          10,000                  10,000
  Employee receivable                                              -                     707
  Inventory (Note 3)                                         452,217                 533,100
  Prepaid expenses                                            29,057                 106,530
                                                  -------------------------------------------
Total current assets                                         926,569               1,079,404

Property and equipment
  Property and equipment (Note 4)                          2,387,362               2,278,486
  Accumulated depreciation                                (1,716,809)             (1,502,592)
                                                  -------------------------------------------
Total property and equipment                                 670,553                 775,894

Other assets
  Deposits and other assets                                   46,880                  45,000
  Note receivable-Griswold (Note 13)                           2,000                  12,028
  Intangibles, net of amortization (Note 5)                  227,912                 242,492
  Deferred tax asset                                           7,836                  28,001
                                                  -------------------------------------------
Total other assets                                           284,628                 327,521
                                                  -------------------------------------------
Total assets                                       $       1,881,750       $       2,182,819
                                                  ===========================================




See accountants report and accompanying notes

                       Thanksgiving Coffee Company, Inc.

                                Balance Sheets

                                                              June 30,
                                                         2001           2000
                                                     ---------------------------
Liabilities and shareholders' equity
  Accounts payable                                   $   484,043    $   548,674
  Notes payable-banks, current portion                   112,800        529,719
  Notes payable-other, current portion                    47,486         40,785
  Notes payable-shareholders, current portion            100,740         24,919
  Capital lease obligations, current portion              16,728         51,397
  Accrued liabilities                                     47,723         36,644
  Deferred income taxes                                   10,288            370
                                                     ---------------------------
Total current liabilities                                819,808      1,232,508

Long term debt
  Notes payable-banks (Note 6)                           328,134         23,333
  Notes payable-other (Note 6)                            85,846        120,306
  Notes payable-shareholders (Note 6)                     25,752             --
  Capital lease obligations (Note 6)                          --         16,728
                                                     ---------------------------
Total long term debt                                     439,732        160,367
                                                     ---------------------------
Total liabilities                                      1,259,540      1,392,875

Shareholders' equity
  Common stock, no par value,
    1,960,000 shares authorized,
       1,237,384 shares issued,
       1,234,544 shares outstanding (Note 9)             861,816        861,816
  Additional paid in capital                              24,600         24,600
  Accumulated deficit                                   (264,206)       (96,472)
                                                     ---------------------------
Total shareholders' equity                               622,210        789,944
                                                     ---------------------------
Total liabilities and shareholders' equity           $ 1,881,750    $ 2,182,819
                                                     ===========================





See accountants report and accompanying notes

                       Thanksgiving Coffee Company, Inc.

                             Statements of Income

                                                      Three month         Six month         Three month          Six month
                                                      Period ended       period ended       period ended        period ended
                                                     June 30, 2001      June 30, 2001      June 30, 2000       June 30, 2000
                                                     -----------------------------------------------------------------------
Income
  Net sales                                          $   1,284,341      $   2,505,775      $   1,363,672       $   2,658,374
  Cost of sales                                            690,644          1,390,866            760,577           1,431,059
                                                     -----------------------------------------------------------------------
Gross profit                                               593,697          1,114,909            603,095           1,227,315

Operating expenses
  Selling, general and administrative expenses             547,923          1,080,860            545,600           1,079,736
  Depreciation and amortization                             51,411            103,589             50,879             101,804
                                                     -----------------------------------------------------------------------
Total operating expenses                                   599,334          1,184,449            596,479           1,181,540
                                                     -----------------------------------------------------------------------
Operating income (loss)                                     (5,637)           (69,540)             6,616              45,775

Other income (expense)
  Interest income                                              428              1,156                715               1,405
  Miscellaneous income                                        (770)            31,113              6,897               7,068
  Loss on disposal of equipment                               (138)              (138)                 -                   -
  Interest expense                                         (19,194)           (46,639)           (27,280)            (56,265)
                                                     -----------------------------------------------------------------------
Total other income (expense)                               (19,674)           (14,508)           (19,668)            (47,792)
                                                     -----------------------------------------------------------------------
Income (loss) before income taxes                          (25,311)           (84,048)           (13,052)             (2,017)
Income tax expense (Note 7)                                      -               (800)               (30)               (830)
                                                     -----------------------------------------------------------------------
Net income (loss)                                    $     (25,311)     $     (84,848)     $     (13,082)      $      (2,847)
                                                     =======================================================================

Earnings (loss) per share (basic)                    $      (0.021)     $      (0.069)     $      (0.011)      $      (0.002)
                                                     =======================================================================

Earnings (loss) per share (dilutive)                 $      (0.020)     $      (0.068)     $      (0.010)      $      (0.002)
                                                     =======================================================================

See accountants report and accompanying notes

                       Thanksgiving Coffee Company, Inc.

                       Statements of Accumulated Deficit


                                                            June 30,
                                                     2001              2000
                                                 -----------------------------

     Accumulated deficit, January 1              $  (179,358)      $   (93,625)
     Net income (loss) for six months
     Ending June 30                                  (84,848)           (2,847)
                                                 -----------------------------
     Accumulated deficit at June 30,             $  (264,206)      $   (96,472)
                                                 =============================

See accountants report and accompanying notes

                       Thanksgiving Coffee Company, Inc.

                           Statements of Cash Flows

                                                                Six month periods ended June 30,
                                                                2001                       2000
                                                             ---------------------------------------
Operating activities
Net income (loss)                                             $  (84,848)              $   (2,847)
Noncash items included in net income
    Depreciation and amortization                                115,696                  113,290
    Loss on disposal of equipment                                    138                        -
Changes in operating assets and liabilities
    Receivables                                                   50,940                   20,685
    Inventory                                                     51,651                  (45,821)
    Prepaid expenses                                              39,434                  (49,380)
    Deposits and other assets                                     (4,825)                  (2,660)
    Accounts payable                                              (8,495)                 141,751
    Accrued liabilities                                            1,417                   (5,121)
                                                             ---------------------------------------
Net cash provided by operating activities                        161,108                  169,897

Investing activities
    Proceeds from disposal of equipment                              784                        -
    Purchases of equipment                                       (52,259)                 (60,410)
                                                             ---------------------------------------
Net cash used by investing activities                            (51,475)                 (60,410)

Financing activities
    Proceeds from note payable                                    60,000                        -
    Repayments of notes payable and capital leases              (107,067)                 (96,213)
                                                             ---------------------------------------
Net cash used by financing activities                            (47,067)                 (96,213)

Net increase in cash                                              62,566                   13,274
Cash at January 1, 2001 and 2000                                  41,895                   41,156
                                                             ---------------------------------------
Cash at June 30, 2001 and 2000                                $  104,461               $   54,430
                                                             =======================================


See accountants report and accompanying notes                                 10

                       Thanksgiving Coffee Company, Inc.

                         Notes to Financial Statements

                            June 30, 2001 and 2000


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

                       Thanksgiving Coffee Company, Inc.

1.   Summary of Significant Accounting Policies (continued)

Property and Equipment (continued)

The portion of depreciation and amortization expense related to production facilities is included in cost of sales.

Expenditures for major renewals that extend useful lives of property, equipment and leasehold improvements are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

For income tax purposes, depreciation is computed using the accelerated cost recovery system and the modified cost recovery system.

Trademarks and Tradenames

Trademarks and tradenames are being amortized on a straight-line basis over forty (40) years. Total amortization expense for the six month periods ended June 30, 2001 and 2000 was $53 and $64, respectively.

Investments in Consolidated Companies

On November 1, 1997, the Company sold its subsidiary, Sustainable Harvest, Inc. The Company has a note receivable from the purchaser of Sustainable Harvest, Inc. reflected on the books as a result of the sale, with a principal balance of $12,000 and $22,028 as of June 30, 2001 and 2000, respectively (See Note 13).

On October 31, 1996, the Company acquired the assets of Mendocino Bakery, Inc. in a business combination accounted for as a purchase.

Profit Sharing Plan

The Company has a profit sharing plan covering substantially all of its employees. Benefits are based upon years of service and the employee's compensation during the employment period. No contributions to the profit sharing plan were made for the six month periods ended June 30, 2001 and 2000.

                       Thanksgiving Coffee Company, Inc.

1.   Summary of Significant Accounting Policies (continued)

Futures and Options Contracts

The Company occasionally enters into exchange traded coffee futures and options contracts with the objective of minimizing cost risk due to market fluctuations. The Company does not define these contracts as hedge instruments pursuant to accounting principles and practices designated in Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts. Accordingly, changes in the market value of futures contracts (unrealized gains and losses) are reported by the Company in the period in which the change occurs and are included as a component of shareholders' equity. Realized gains and losses are a component of costs of goods sold. The Company does not have any futures or options contracts in effect as of June 30, 2001.

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

Reclassifications

Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentations. Such reclassifications had no effect on reported net income.

                       Thanksgiving Coffee Company, Inc.

2.   Accounts Receivable

Accounts receivable consist of the following:

                                                                   2001                 2000
                                                                ------------------------------
Accounts receivable                                             $  345,460           $ 378,996
Less: Allowance for doubtful accounts                              (14,626)             (4,359)
                                                                ----------      --------------
Accounts receivable, net                                        $  330,834           $ 374,637
                                                                ==========      ==============

The Company uses the allowance method for uncollectible accounts. The allowance for doubtful accounts is estimated at approximately 1% of total non-cash sales. Bad debt expense for the six month periods ended June 30, 2001 and 2000 was $13,265 and $3,641, respectively. The adjustments to the allowance account for the six month periods ended June 30, 2001 and 2000 was $5,086 and $11,577, respectively.

3.   Inventory

Inventory consists of the following:

                                                                                              2001                 2000
                                                                                           -------------------------------
Coffee
   Unroasted                                                                               $ 139,265             $ 180,348
   Roasted                                                                                    95,001               137,054
Tea                                                                                           18,544                20,766
Packaging, supplies and other merchandise held for sale                                      199,407               194,932
                                                                                           -------------------------------
Total inventory                                                                            $ 452,217             $ 533,100
                                                                                           ===============================

4.   Property and Equipment

Property and equipment consists of the following:

                                                                                              2001                 2000
                                                                                         ---------------------------------
Equipment and fixtures                                                                   $  1,228,910         $  1,212,202
Furniture and equipment                                                                       279,562              278,291
Leasehold improvements                                                                        397,574              374,184
Transportation equipment                                                                       91,571               72,312
Marketing equipment                                                                            86,678               38,430
Property held under capital leases                                                            303,067              303,067
                                                                                         ---------------------------------
Total property and equipment                                                                2,387,362            2,278,486
                                                                                         ---------------------------------
Accumulated depreciation                                                                   (1,716,809)          (1,502,592)
                                                                                         ---------------------------------
Property and equipment, net                                                              $    670,553         $    775,894
                                                                                         =================================

                       Thanksgiving Coffee Company, Inc.

4.   Property and Equipment (continued)

Marketing equipment includes costs to develop a website for on-line sales and promotion. The costs related to the website are being depreciated on the straight-line method over three years.

Depreciation expense for the six month periods ended June 30, 2001 and 2000 was $107,077 and $107,779, respectively.


5.   Intangible Assets

Intangible assets consist of the following:

                                                                              2001                2000
                                                                           -----------------------------
Goodwill                                                                   $  198,000          $ 198,000
Leasehold value                                                                67,000             67,000
Start-up costs                                                                 34,882             34,882
Organizational costs                                                           28,565             28,565

Refinance cost                                                                  2,500                  -
Trademark                                                                       5,127              5,127
                                                                           -----------------------------
Total intangible assets                                                       336,074            333,574
Accumulated amortization - goodwill                                           (23,689)           (18,613)
Accumulated amortization - other intangible assets                            (84,473)           (72,469)
                                                                           -----------------------------
Intangible assets, net                                                     $  227,912          $ 242,492
                                                                           =============================

Intangible assets represent the costs associated with the acquired divisions over the fair value of their net assets at date of acquisition. Goodwill is being amortized on the straight-line method over thirty-nine years.

Amortization expense for the six month periods ended June 30, 2001 and 2000 was $8,619 and $5,511, respectively.

                       Thanksgiving Coffee Company, Inc.

6.   Long Term Debt

Notes Payable

                                                                                                 2001
                                                                                           ----------------
Note payable to Wells Fargo Bank, monthly installments of $7,733 plus interest at 3.00% over prime rate beginning December 15, 2000 (9.75% at June 30, 2001), final payment is due on January 15, 2005. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory,
equipment, instruments, general intangibles and contract rights.                              $  417,600

Note payable to Wells Fargo Bank, payable in monthly installments of $1,667 plus interest at 1.00% over prime rate (7.75% at June 30, 2001), final payment is due on August 15, 2002. The note is secured by all accounts receivable, inventory,
equipment, fixtures and improvements.                                                             23,334

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12.00%, with balance due on demand after June
30, 1996. The shareholders have subordinated this note to all notes payable including Wells Fargo Bank as described above. Deferred interest is $3,780 and
$1,890 at June 30, 2001 and 2000, respectively.                                                   24,919

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of $1,649 including interest at 11.50%, with final payment due on
November 17, 2003, unsecured.                                                                     41,573

Note payable to Laoma Yaski for the purchase of Mendocino Bakery, payable in monthly installments of $4,249, including interest at 10.00%, secured by
property and equipment at the bakery, final payment due on November 14, 2003.                    109,072

Note payable to Chase Manhattan Bank, payable in monthly installments of $324, including interest at 8.637%, secured by a vehicle, final payment due on October
26, 2004.                                                                                         11,235

                       Thanksgiving Coffee Company, Inc.

6.   Long Term Debt (continued)

                                                                                                       2001
                                                                                                    -----------
Note payable to Chase Manhattan Bank, payable in monthly installments of $304, including interest at 9.90% secured by vehicle, final payment due on November
16, 2005.                                                                                           $    13,026

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 10.00%, with balance due in lump sum on October
1, 2001, unsecured.                                                                                      60,000

Capital Lease Obligations

Note payable to First Sierra Computer Equipment, payable in monthly installments of $1,297, including interest at 14.00%, secured by equipment, final payment due
on February 26, 2002.                                                                                     9,855

Note payable to Security Financial, payable in monthly installments of $910, including interest at 15.529%, secured by equipment, final payment due on
February 22, 2002.                                                                                        6,872
                                                                                                    -----------
                                                                                                        717,486
Less current portion
                                                                                                       (277,754)
                                                                                                    -----------
Long term portion of notes payable and capital lease obligations                                    $   439,732
                                                                                                    ===========

All of the above notes payable and capital lease obligations with the exception of the First Sierra Computer Equipment capital lease and Manifest Group lease, are personally guaranteed by the Company's majority shareholders.

Interest paid for the six month periods ended June 30, 2001 and 2000 was $44,098 and $47,698, respectively.

                       Thanksgiving Coffee Company, Inc.

6.   Long Term Debt (continued)

Maturities of notes payable and capital lease obligations are as follows:


                                                      -----------

     2001                                             $   189,554
     2002                                                 172,110
     2003                                                 160,748
     2004                                                  99,081
     2005                                                  95,993
                                                      -----------
                                                      $   717,486
                                                      ===========

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.


7.   Income Taxes

The components of income tax expense for the six month periods ended June 30, 2001 is as follows:

                                                         2001
                                                      -----------
     State - current                                  $       800
     State - prior                                              -
                                                      -----------
     Total                                            $       800
                                                      ===========

The Company computes income taxes using the asset and liability method under which deferred income taxes are provided for temporary differences between the financial bases of the Company's assets and liabilities. Deferred tax assets recognized for deductible temporary differences and loss carryforwards are immaterial for the six month periods ended June 30, 2001 and 2000. Deferred tax liabilities recognized for taxable temporary differences are also not material for the six month periods ended June 30, 2001 and 2000. The Company has a federal general business credit carryforward of $2,400 which may be used to offset federal income taxes in the future. The Company also has a California manufacturer's credit carryforward of $25,125 and $24,043 as of June 30, 2001 and 2000, respectively, which may be used to offset California income taxes in the future.

                       Thanksgiving Coffee Company, Inc.

7.   Income Taxes (continued)

The Company has capital loss, contribution and net operating loss carryovers to offset future income tax. If not used, these credits will expire as follows:

     Federal
       Years ending             Capital                         Net Operating
        December 31               Loss        Contributions         Loss             Total
                                  ----        -------------         ----             -----
               2001             $      -        $  9,029          $       -        $   9,029
               2002               29,471          11,419                  -           40,890
               2003                    -          11,289                  -           11,289
               2005                    -           6,898                  -            6,898
               2012                    -               -            548,204          548,204
               2013                    -               -            128,576          128,576
                               -------------------------------------------------------------
                                $ 29,471        $ 38,635          $ 676,780        $ 744,886
                               =============================================================

     California
       Years ending             Capital                         Net Operating
       December 31                Loss        Contributions         Loss             Total
                                  ----        -------------         ----             -----
               2002             $ 29,471        $  1,091          $ 204,716        $ 235,278
               2003                    -          11,289             64,341           75,630
               2004                    -          14,863                  -           14,863
               2005                    -           6,966                  -            6,966
                               -------------------------------------------------------------
                                $ 29,471        $ 34,209          $ 269,057        $ 332,737
                               =============================================================

Income taxes paid for the six month periods ended June 30, 2001 and 2000 were $800 and $800, respectively.

                       Thanksgiving Coffee Company, Inc.

8.   Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancellable operating leases with terms ranging from three to five years.

Minimum annual lease payments due under these agreements are as follows:


                                                     -----------

                         2001                        $    47,142
                         2002                             57,580
                         2003                             15,586
          2004 and thereafter                              7,875
                                                     -----------
                                                     $   128,183
                                                     ===========

Total operating lease payments were $47,142 for the six month period ended June 30, 2001.


9.   Common Stock
                                                Number of       No Par
                                                  Shares         Value
                                               ------------------------
     Beginning balance, January 1, 2000         1,234,544       861,816
     No activity                                        -             -
                                               ------------------------
     Balance, December 31, 2000                 1,234,544       861,816
     No activity                                        -             -
                                               ------------------------
     Ending balance, June 30, 2001              1,234,544     $ 861,816
                                               ========================

981,000 shares originally issued are restricted.

                       Thanksgiving Coffee Company, Inc.

10.  Stock Option Purchase Plan

Under the terms of the Company's stock option purchase plan (see Note 13), options to purchase shares of its common stock are granted at a price of $5 per share. Options expire at various dates through 2003. Following is a summary of transactions:
                                                        Shares Under
                                                           Option
                                                        ------------
                                                            2001
                                                        ------------
     Outstanding, beginning of year                        16,000
     Shares expired during the year                             -
     Shares exercised during the year                           -
                                                        ------------
     Outstanding, end of year                              16,000
                                                        ============

The Company also had a stock option agreement with its current chief operating officer for a total of 5,000 shares of common stock, granted at a price of $5.00 per share on January 13, 1997. The options vest over various periods, not to exceed five years from the date of grant and they must be exercised by January 13, 2001. Following is a summary of the share vesting:

                                                  Percentage        Vested
     Year                                           Vested          Shares
     ----                                           ------          ------
     1997                                              0%                0
     1998                                             25%            1,250
     1999                                             50%            2,500
     2000                                             75%            3,750
     2001                                            100%            5,000


11.  Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company's majority shareholders). The lease provides for monthly rental payments of $8,600 and the Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The lease provides for periodic cost of living increases during the term of the lease, including the option periods. The Company exercised an option to renew for a five-year term on March 31, 1995, and the lease was extended subsequently for successive one year terms on March 31, 2000 and March 31, 2001. The company has options to renew the lease for three successive five year renewal periods when the current one-year term expires on March 31, 2002.

                       Thanksgiving Coffee Company, Inc.

11.  Long Term Leases (continued)

Any deferred rental amounts are due based upon available cash flow as determined by the Company's management or upon demand of the Company's majority shareholders. Rental expense under the above lease was $51,600 and $51,600 for the six month periods ended June 30, 2001 and 2000, respectively. The Company has made substantial leasehold improvements (see Note 4) and intends, along with its major shareholders, to exercise all options under the terms of this lease.

The Company leases a bakery establishment in Mendocino, California. The lease currently provides for monthly rental payments of $3,115 as of June 30, 2001. The lease term expires on September 30, 2010.

Minimum future rental payments for all leases are as follows:

                                                    2001
                                                 ----------
           2001                                  $   69,600
           2002                                      61,800
           2003                                      36,000
           2004                                      36,000
           2005                                      36,000
     Thereafter                                     171,000
                                                 ----------
                                                 $  410,400
                                                 ==========


12.  Related Party Transactions

The Company has two interest only notes payable due on demand and a principal and interest note payable to Paul and Joan Katzeff (the Company's majority shareholders, See Note 6). The Company also leases properties from its majority shareholders (see Note 11).

The summary of these related party transactions for the six month periods ended June 30, 2001 are as follows:

                                                    2001
                                                 ----------
     Interest expense                             $  1,620
     Rent expense                                 $ 51,600

                       Thanksgiving Coffee Company, Inc.

13.  Commitments

Under the terms of an agreement with a former subsidiary sold in 1997 (see Note
1), the Company is required to purchase a minimum amount of coffee beans each year for five years (ending December 31, 2002) at a predetermined price per pound over landed coffee costs. If the coffee beans are not purchased, the former subsidiary can defer its note receivable payments to the Company into subsequent years pursuant to the agreement.

In 1996, the Company purchased a bakery from Laoma Yaski for $350,000. Under the terms of the purchase agreement, the Company agreed to pay an additional $25,000 to Laoma Yaski upon the seven year anniversary of the purchase provided she does not own, manage or operate a bakery within 250 miles of Mendocino, California during such seven year period.


14.  Contingent Liabilities

The Company is engaged in a proceeding regarding its pending trademark application for the mark Royal Gold. The matter is currently before the U.S. Trademark Trial and Appeal Board and the Administrative Law Court. The ultimate outcome of this matter and the effect of an adverse result cannot be determined at this time.


15.  Subsequent Events

The Company is pursuing the sale of the Mendocino Bakery and has listed the business with a real estate agent.

                       Thanksgiving Coffee Company, Inc.


        MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        -------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

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


 Three Months Ended June 30, 2001 Compared With Three Months Ended June 30, 2000
 -------------------------------------------------------------------------------

     Consolidated                  Increase (Decrease)      Percent Change
     ------------                  -------------------      --------------

     Net Sales                          $ (79,331)               (6)%
     Cost of Sales                      $ (69,933)               (9)%
     Gross Margin                             2.0%              4.5 %
     Selling, G&A Expense               $   2,323                .4 %
     Depreciation & Amortization        $     534                 1 %
     Interest Expense                   $  (8,086)              (30)%
     Net Income                         $ (26,216)                -

Consolidated net sales for the three months ended June 30, 2001 were $1,284,341, down 6% when compared with net sales of $1,363,672 for the same period in fiscal 2000.

Distribution revenues (e.g., revenues generated on our own truck distribution) declined by $45,000 or 5.5% in the three month period ended June 30, 2001 when compared to the same period in fiscal 2000. Nearly half of this decline is a result of a loss in business due to attrition in a territory where a salesman had not been replaced and the remainder of this decline is due to a loss of the Marriott Food Service business in several accounts in the San Francisco Bay Area. During April 2001, the company added a driver/salesperson in the territory where the salesperson was not replaced. The individual left in May and the Company hired another person in June 2001. There can be no assurance that this new hire will be able to improve revenues in the territory.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) declined by approximately $12,000 or 3% in the three month period ended June 30, 2001 when compared to same period in fiscal 2000 because of a loss of one customer who transferred its business to a local roaster.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) declined nearly $7,000 or 7.5% in the three month period ending June 30, 2001 when compared to the same period in fiscal 2000. The decrease in revenue for mail order reflects the lack of spending on new mailings to grow the mailing list and attrition of the current list, offset by increased Internet sales of $7,000 (representing nearly a 43% increase over the same period in Fiscal 2000). With respect to its mail order business, the Company has shifted its emphasis to Internet sales and increased its expenditures for development of its Internet site and store.

Sales attributable to operations of the Company's bakery dropped by 2%, or nearly $3,000, in the three months ended June 30, 2001 over the same period in 2000, reflecting a slight decrease in early season traffic.

Consolidated cost of sales for the three months ended June 30, 2001 were $690,644, down 9% when compared with the cost of sales of $760,577 for the same period in fiscal 2000. This decrease was a result of lower per pound bean costs offset by higher benefit costs in the production department, utility costs (primarily the cost of propane used in the roasting process) and depreciation and discounts.

Consolidated gross margin (gross profit as a percentage of net sales) for the three months ended June 30, 2001 was 46.2%, up nearly 2 percentage points when compared with gross margin of 44.3% for the same period in fiscal 2000. This increase was a result of the Company implementing a price increase in April 2001 of $.10 per package and $.15 per pound for bulk sales.

Consolidated selling, general and administrative expenses were $547,923 for the three months ending June 30, 2001, a .4% increase when compared with the selling, general and administrative expenses of $545,600 for the same period in fiscal 2000.

Depreciation and amortization expenses for the three months ended June 30, 2001 were $51,412, an increase of 1.0% when compared with depreciation and amortization expenses of $50,879 for the same period in fiscal 2000. Additions to fixed assets accounted for the increase in depreciation for the three months.

Interest expense for the three months ended June 30, 2001 were $19,194, a 29.6% decline from interest of $27,280 for the same period in fiscal 2000. This was a result of a decline in total borrowings at June 30, 2001 of nearly $90,000 compared to the same period in 2000 and a reduction of interest rates by 3% when compared to last year.

As a result of the foregoing factors, the Company had a consolidated net loss of $25,311 for the three months ended June 30, 2001, compared to a $13,082 loss for the same period in 2000. This also compares to a loss of nearly $69,000 in the first quarter. Because of the decline in sales, there can be no assurances that the Company will be profitable in any future period.

Cash for the six months ended June 30, 2001 was $104,461 more than doubling of the cash balance when compared to cash of $41,895 at December 31, 2000. The drop in receivables and inventories because of lower volume and prepaid expenses (which fell because of lower budgets for trade shows and advertising) offset the loss in earnings. The majority shareholders provided a $60,000 short term loan for the Company to use for general purposes. (See Note 6 of Notes to Financial Statements) This together with the lower debt and lower interest rates, have resulted in increased cash.


 Six Months Ended June 30, 2001 Compared With Six Months Ended June 30, 2000
 ----------------------------------------------------------------------------

     Consolidated                  Increase (Decrease)      Percent Change
     ------------                  -------------------      --------------

     Net Sales                         $ (152,599)               (5.7)%
     Cost of Sales                     $  (40,193)               (2.8)%
     Gross Margin                            (1.7)%              (3.7)%
     Selling, G&A Expense              $    1,124                  .1 %
     Depreciation & Amortization       $    1,785                 1.8 %
     Interest Expense                  $   (9,626)              (17.1)%
     Net Income                        $  (82,001)                 --

Consolidated net sales for the six months ended June 30, 2001 were $2,505,775, a 5.7% decline from net sales of $2,658,374 for the same period in fiscal 2000.

Distribution revenues (e.g., revenues generated on our own truck distribution) declined by $90,000, or 6% in the six months ended June 30, 2001 when compared to the comparable period in 2000. Nearly half of this decline is a result of a loss in business due to attrition in a territory where a salesman had not been replaced and the remainder of this decline is due to a loss of the Marriot Food Service business in several accounts in the San Francisco Bay Area. During April 2001 a driver/salesperson was hired in the territory where the salesman was not replaced. This individual left and in June 2001 the Company hired another person. There can be no assurances that the new hire will be able to improve revenues in the territory.

National revenues (e.g. revenues not derived by mail order and direct truck distribution) declined by $28,000 or 4.5% for the six months ended June 30, 2001 compared to the same period in 2000. The decline in volume in the national business was a result of the loss of a customer who began purchasing from a local roaster.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) declined by $14,000 for the six months ended June 30, 2001 when compared to the same period in 2000. The decrease in mail order revenue reflects the lack of spending on new mailings to grow the mailing list and the attrition of the current list, offset by increased Internet sales of nearly $17,000 (representing a 43% increase over the same period in fiscal 2000). With respect to its mail order business, the Company has shifted its emphasis to Internet sales and increased its expenditures for the development on the Internet site and store.

Sales attributable to operation of the Company's bakery were down by $3,000 or 2% for the first six months of fiscal 2001 compared to the same period in 2000. A slightly slower start to the bakery's summer season resulted in the drop.

Consolidated cost of sales for the six months ended June 30, 2001 were $1,390,866, a 2.8% decline from cost of sales of $1,431,059 for the same period in fiscal 2000. This decline was a result of lower per pound bean costs offset by higher labor and benefit costs in the production department, utility costs (primarily the cost of propane used in the roasting process) and depreciation and discounts. Cost of sales have dropped from 57% as a percentage of sales to in the first quarter of 2001 to 55% in the second quarter of 2001.

Consolidated gross margin (gross profit as a percentage of net sales) for the six months ended June 30, 2001 was 44.5% a 1.7 percentage point decline when compared with gross margin of 46.2% for the same period in fiscal 2000. This decline was a result of higher labor and energy costs offset by the price increase instituted in April 2001. There can be no guarantee that the price increase will continue to offset the cost increases.

Consolidated selling, general and administrative expenses for the six months ended June 30, 2001 were $1,080,860, a 0.1% increase from selling general and administrative expenses of $1,079,736 for the same period in fiscal 2000.

Depreciation and amortization expenses for the six months ended June 30, 2001 were $103,589,a 1.8% increase from depreciation and amortization expenses of $101,804 for the same period in fiscal 2000. This was a result of the purchase of additional fixed assets including design costs for the web store and site, fixtures for retail sales locations brewers and grinders and truck repair.

Interest expenses for the six months ended June 30,2001 were $46,639, a decrease of 17.1% from interest expenses of $56,265 for the same period in fiscal 2000. This was a result of a decrease in total borrowings of $90,000 and a drop in interest rates from 12.5 % last year to 9.50% this year.

As a consequence of a decline in sales and increased operating costs (including fuel, salaries and packaging), the Company incurred a consolidated net loss of $84,848 for the six months ended June 30, 2001, compared with a net loss of $2,847 for the six months ended June 30, 2000. Because of the decline in revenue in the first half of 2001 there can be no assurances that the Company will be profitable in any future period.

LIQUIDITY AND CAPITAL RESOURCES


As of June 30, 2001, the Company has working capital of $106,761 versus a negative working capital of $153,104 for the same period last year. This increase in working capital is a result of the refinancing of the Wells Fargo debt into a term note due in five years. Last year the amount owing to Wells Fargo was shown as current portion of long term debt.

Net cash provided by operating activities was $161,108 for the six months ended June 30, 2001 compared to $169,897 provided by operating activities for the six months ended June 30, 2000. The loss of nearly $100,000 for the six months ended June 30, 2001 was offset by a drop in receivables and inventories because of lower sales volume and a drop in prepaid expenses because of a reduction in trade show and advertising expense.

Cash used by investing activities was $51,475 for the six months ending June 30, 2001 or nearly $9,000 less than last year. Capital additions for this year include $20,000 for the company's web site, $12,000 for fixtures and brewing equipment, $3,500 for a recycle station $3,500 for a new transmission for a delivery vehicle, $3000 for new energy saving lights throughout the plant and $1,600 for new refrigeration compressor in the bakery.

Net cash used in financing activities for the six months ended June 30, 2001 was $47,067 compared to a net repayment of debt of $96,213 during the same period in 2000. Repayment of notes payable was higher by nearly $20,000 because the note to Wells Fargo is now amortized over a five year period rather than the former note's eight year period. The reduction in cash used in financing activities was a loan made to the Company by the majority shareholders of $60,000 made in April of 2001. (See below for terms)

Because of the additional financing provided by the majority shareholders, cash at June 30, 2001 increased by $62,566 to $104,461 for the six months.

The Company maintained a revolving line of credit of up to $650,000 with Wells Fargo in fiscal 1998. In January, 1999, this agreement was renegotiated and replaced with a two year note payable in the principal amount of $601,636 with a final balloon payment of $484,651 due and payable January 15, 2001. The balloon payment was refinanced in December 2000 with a five year term note with interest at 3% over prime rate (12% at December 31, 2000). The loan terms contain certain limitations and covenant restrictions.

At June 30, 2001, the Company had total borrowings of $717,486, including $440,934 owing to Wells Fargo Bank. This compares to total borrowings of $807,187 as of June 30, 2000, including $553,052 outstanding to Wells Fargo at that time. The Company's accounts receivable, inventory, equipment, fixtures and improvements secure the borrowings. These borrowings are guaranteed by the Company's majority shareholders.

In December of 2000, the majority shareholders loaned the Company $50,000, payable in monthly installments of $1,649, unsecured, due in November 2003. In April, the majority shareholders loaned the company $60,000, due October 1, 2001 in a lump sum. All debt of the majority shareholders is subordinated to the Wells Fargo debt.

The Company believes that its existing capital resources and revenues that it anticipates will be generated from operations will be sufficient to meet its cash requirements for the next 12 months at its current level of operations. If the note due in October of $60,000 to the majority shareholders should cause an undue strain on the Company's finances, the majority shareholders indicated they would be willing to extend the note beyond its current maturity.

The Company is dependent on successfully executing its business plan to achieve profitable operations, obtaining additional sources of borrowings (including normal trade credit) and securing favorable financing arrangements (including lease financing) to finance its working capital needs. There can be no assurance that the Company will be successful in this regard. If the Company is not able to meet its credit obligations the Company's business could be materially and adversely affected.

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


         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

-Not Applicable-

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

- Not Applicable -

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

- Not Applicable -

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

-  Not Applicable -

ITEM 5. OTHER INFORMATION

- Not Applicable -

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

     a.   Exhibits

          10.13 note dated April 1, 2001 payable to Paul and Joan Katzeff

     b.   Form 8-K

No reports on Form 8-K were filed during the period from March 31, 2001 to June 30, 2001

          SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.


Name                             Title                        Date
----                             -----                        ----


/s/ Paul Katzeff         Chief Executive Officer           August 08, 2001
----------------
   Paul Katzeff


/s/ Joan Katzeff         President                         August 08, 2001
----------------
   Joan Katzeff