Form 10QSB
period 2001-09-30
THANKSGIVING COFFEE CO INC
filed 2001-11-08
CIK 949852

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2001

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

               Yes [X]                          No [ ]


As of November 8, 2001, there were 1,234,544 shares outstanding of common stock of the issuer.

Transitional Small Business Disclosure Format (check one):

               Yes [ ]                          No [X]

                       THANKSGIVING COFFEE COMPANY, INC.

                                     INDEX

                       PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements and Notes

            Balance Sheets as of September 30, 2001 and 2000.....................     6 - 7

            Statements of Income for the Three and Nine Month Periods Ended
               September 30, 2001 and 2000.......................................         8

            Statements of Accumulated Deficit for the Nine Month Periods Ended
               September 30, 2001 and 2000.......................................         9

            Statements of Cash Flows for the Nine Month Periods Ended
               September 30, 2001 and 2000.......................................        10

            Notes to Financial Statements........................................   11 - 23

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................        24

                       PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.....................................................         27

Item 2.   Changes in Securities.................................................         27

Item 3.   Defaults Upon Senior Securities.......................................         27

Item 4.   Submission of Matters to a vote of Security-Holders...................         27

Item 5.   Other Information.....................................................         27

Item 6.   Exhibits and Reports on Form 8-K......................................         27

                         FINANCIAL STATEMENTS

                       Thanksgiving Coffee Company, Inc.

        Three and nine month periods ended September 30, 2001 and 2000

                       Thanksgiving Coffee Company, Inc.

                             Financial Statements

        Three and nine month periods ended September 30, 2001 and 2000


                             FINANCIAL STATEMENTS

Balance Sheets....................................................     6
Statements of Income..............................................     8
Statements of Accumulated Deficit.................................     9
Statements of Cash Flows..........................................    10
Notes to Financial Statements.....................................    11

                       THANKSGIVING COFFEE COMPANY, INC.

                                BALANCE SHEETS


                                                                      SEPTEMBER 30,
                                                               2001                  2000
                                                        -------------------------------------
ASSETS
Current assets
  Cash                                                  $   126,857               $    90,561
  Accounts receivable (Note 2)                              346,578                   378,225
  Note receivable-Griswold (Note 13)                         10,000                    10,000
  Employee receivable                                           300                     1,461
  Inventory (Note 3)                                        435,809                   499,449
  Prepaid expenses                                           43,034                    86,678
                                                        -------------------------------------
Total current assets                                        962,578                 1,066,374

Property and equipment
  Property and equipment (Note 4)                         2,408,000                 2,302,001
  Accumulated depreciation                               (1,768,067)               (1,555,147)
                                                        -------------------------------------
Total property and equipment                                639,933                   746,854

Other assets
  Deposits and other assets                                  39,976                    42,106
  Note receivable-Griswold (Note 13)                          2,000                    12,028
  Intangibles, net of amortization (Notes 5 & 16)           223,213                   238,283
  Deferred tax asset                                          7,836                    28,001
                                                        -------------------------------------
Total other assets                                          273,025                   320,418
                                                        -------------------------------------
Total assets                                            $ 1,875,536               $ 2,133,646
                                                        =====================================

See accompanying notes

                               THANKSGIVING COFFEE COMPANY, INC.

                                         BALANCE SHEETS

                                                                       SEPTEMBER 30,
                                                               2001                     2000
                                                            ----------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable                                          $  459,738               $  492,245
  Notes payable-banks, current portion                         111,134                  504,651
  Notes payable-other, current portion                          48,672                   41,803
  Notes payable-shareholders, current portion                  101,200                        -
  Capital lease obligations, current portion                    10,645                   42,767
  Accrued liabilities                                           73,039                   63,794
  Deferred income taxes                                         10,288                        -
                                                            -----------------------------------
Total current liabilities                                      814,716                1,145,260

Long term debt
  Notes payable-banks (Note 6)                                 301,600                   18,334
  Notes payable-other (Note 6)                                  73,224                  109,465
  Notes payable-shareholders (Note 6)                           21,505                   24,919
  Capital lease obligations (Note 6)                                 -                   10,645
                                                            -----------------------------------
Total long term debt                                           396,329                  163,363
                                                            -----------------------------------
Total liabilities                                            1,211,045                1,308,623

Shareholders' equity
  Common stock, no par value,
    1,960,000 shares authorized,
       1,237,384 shares issued,
       1,234,544 shares outstanding (Note 9)                   861,816                  861,816
  Additional paid in capital                                    24,600                   24,600
  Accumulated deficit                                         (221,925)                 (61,393)
                                                            -----------------------------------
Total shareholders' equity                                     664,491                  825,023
                                                            -----------------------------------
Total liabilities and shareholders' equity                  $1,875,536               $2,133,646
                                                            ===================================

See accompanying notes

                       THANKSGIVING COFFEE COMPANY, INC.

                             STATEMENTS OF INCOME

                                                           SEPTEMBER 30, 2001                          SEPTEMBER 30, 2000
                                                  ----------------------------------         -----------------------------------
                                                  THREE MONTH            NINE MONTH           THREE MONTH            NINE MONTH
                                                  PERIOD ENDED          PERIOD ENDED          PERIOD ENDED          PERIOD ENDED
                                                  ------------------------------------------------------------------------------
Income
  Net sales                                         $1,307,372            $3,813,147         $1,353,905              $4,012,279
  Cost of sales                                        675,215             2,066,081            689,703               2,120,762
                                                  -----------------------------------------------------------------------------
Gross profit                                           632,157             1,747,066            664,202               1,891,517

Operating expenses
  Selling, general and administrative expenses         486,604             1,567,464            570,495               1,650,232
  Depreciation and amortization                         49,399               152,988             50,708                 152,512
                                                  -----------------------------------------------------------------------------
Total operating expenses                               536,003             1,720,452            621,203               1,802,744
                                                  -----------------------------------------------------------------------------
Operating income                                        96,154                26,614             42,999                  88,773

Other income (expense)
  Interest income                                          457                 1,613              1,652                   2,091
  Miscellaneous income (expense)                       (32,116)               (1,003)            12,590                  20,625
  Loss on sale of equipment                                  -                  (138)                 -                       -
  Interest expense                                     (20,201)              (66,840)           (22,162)                (78,427)
                                                  -----------------------------------------------------------------------------
Total other income (expense)                           (51,860)              (66,368)            (7,920)                (55,711)
                                                  -----------------------------------------------------------------------------
Income (loss) before income taxes and cumulative
  effect of a change in accounting principle            44,294               (39,754)            35,079                  33,062

Income tax expense (Note 7)                                  -                  (800)                 -                    (830)
Cumulative effect of accounting change (Note 16)        (2,013)               (2,013)                 -                       -
                                                  -----------------------------------------------------------------------------
Net income (loss)                                   $   42,281            $  (42,567)        $   35,079              $   32,232
                                                  =============================================================================
Earnings (loss) per share (basic)                      $0.0342              $(0.0345)           $0.0284                 $0.0261
                                                  =============================================================================
Earnings (loss) per share (dilutive)                   $0.0337              $(0.0339)           $0.0280                 $0.0257
                                                  =============================================================================

See accompanying notes

                       THANKSGIVING COFFEE COMPANY, INC.

                       STATEMENTS OF ACCUMULATED DEFICIT


                                     NINE MONTHS ENDED SEPTEMBER 30,
                                           2001              2000
                                     -------------------------------

Accumulated deficit, beginning        $(179,358)          $(93,625)
Net income (loss)                       (42,567)            32,232
                                      -----------------------------
Accumulated deficit, ending           $(221,925)          $(61,393)
                                      ============================

See accompanying notes

                       THANKSGIVING COFFEE COMPANY, INC.

                           STATEMENTS OF CASH FLOWS

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                               2001               2000
                                                           -------------------------------
 OPERATING ACTIVITIES
 Net income (loss)                                          $(42,567)          $  32,232
 Noncash items included in net income
     Depreciation and amortization                           170,398             170,054
     Loss on disposal of equipment                               138                   -
     Cumulative effect of accounting change                    2,013                   -
 Changes in operating assets and liabilities
   Receivables                                                34,896              16,758
   Inventory                                                  68,059             (12,170)
   Prepaid expenses                                           25,457             (11,944)
   Deposits and other assets                                   2,079             (17,766)
   Accounts payable                                          (32,800)             85,322
   Accrued liabilities                                        26,733              21,659
                                                           -----------------------------
 Net cash provided by operating activities                   254,406             284,145

 INVESTING ACTIVITIES
   Proceeds from disposal of equipment                           784                   -
   Purchases of equipment                                    (73,653)            (83,925)
                                                           -----------------------------
 Net cash used by investing activities                       (72,869)            (83,925)

 FINANCING ACTIVITIES
   Proceeds from note payable                                 60,000                   -
   Repayments of notes payable and capital leases           (156,575)           (150,815)
                                                           -----------------------------
 Net cash used by financing activities                       (96,575)           (150,815)

 Net increase in cash                                         84,962              49,405
 Cash at January 1, 2001 and 2000                             41,895              41,156
                                                           -----------------------------
 Cash at September 30, 2001 and 2000                       $ 126,857           $  90,561
                                                           =============================



See accompanying notes

                       THANKSGIVING COFFEE COMPANY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2001 AND 2000

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

TRADEMARKS AND TRADENAMES

Trademarks and tradenames are being amortized on a straight-line basis over forty (40) years. Total amortization expense for the nine month periods ended September 30, 2001 and 2000 was $96 and $96, respectively.

INVESTMENTS IN CONSOLIDATED COMPANIES

On November 1, 1997, the Company sold its subsidiary, Sustainable Harvest, Inc. The Company has a note receivable from the purchaser of Sustainable Harvest, Inc. reflected on the books as a result of the sale, with a principal balance of $12,000 and $22,028 as of September 30, 2001 and 2000, respectively (See Note
13).

On October 31, 1996, the Company acquired the assets of Mendocino Bakery, Inc. in a business combination accounted for as a purchase.

PROFIT SHARING PLAN

The Company has a profit sharing plan covering substantially all of its employees. Benefits are based upon years of service and the employee's compensation during the employment period. No contributions to the profit sharing plan were made for the nine month periods ended September 30, 2001 and 2000.

                       THANKSGIVING COFFEE COMPANY, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FUTURES AND OPTIONS CONTRACTS

The Company occasionally enters into exchange traded coffee futures and options contracts with the objective of minimizing cost risk due to market fluctuations. The Company does not define these contracts as hedge instruments pursuant to accounting principles and practices designated in Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts. Accordingly, changes in the market value of futures contracts (unrealized gains and losses) are reported by the Company in the period in which the change occurs and are included as a component of shareholders equity. Realized gains and losses are a component of costs of goods sold. The Company did not have any futures or options contracts in effect as of September 30, 2001 and 2000.

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

RECLASSIFICATIONS

Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentations. Such reclassifications had no effect on reported net income.

ADJUSTMENTS

In the opinion of management, all adjustments necessary to present a fair and comparable presentation have been included in the accompanying unaudited financial statements and are of a normal and recurring nature.

                       THANKSGIVING COFFEE COMPANY, INC.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                          September 30,
                                                      2001             2000
                                                     ------           ------
Accounts receivable                                 $368,661         $383,265
Less: Allowance for doubtful accounts                (22,083)          (5,040)
                                                    --------         --------
Accounts receivable, net                            $346,578         $378,225
                                                    ========         ========

The Company uses the allowance method for uncollectible accounts. The allowance for doubtful accounts is estimated at approximately 1% of total non-cash sales. Bad debt expense for the nine-month periods ended September 30, 2001 and 2000 was $22,083 and $5,502, respectively. The adjustments to the allowance account for the nine-month periods ended September 30, 2001 and 2000 were $16,581 and $10,896, respectively.

3. INVENTORY

Inventory consists of the following:

                                                               September 30,
                                                            2001         2000
Coffee
   Unroasted                                              $134,145     $142,228
   Roasted                                                  85,955      130,550
Tea                                                         19,004       23,445
Packaging, supplies and other merchandise held for sale    196,705      203,226
                                                          ---------------------
Total inventory                                           $435,809     $499,449
                                                          =====================

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                  September 30,
                                            2001               2000

Equipment and fixtures                 $ 1,239,298         $ 1,217,491
Furniture and equipment                    279,562             279,018
Leasehold improvements                     397,574             374,184
Transportation equipment                    91,571              72,312
Marketing equipment                         96,928              55,930
Property held under capital leases         303,067             303,066
                                       -------------------------------
Total property and equipment             2,408,000           2,302,001
                                       -------------------------------
Accumulated depreciation                (1,768,067)         (1,555,147)
                                       -------------------------------
Property and equipment, net            $   639,933         $   746,854
                                       ===============================

                       THANKSGIVING COFFEE COMPANY, INC.

4. PROPERTY AND EQUIPMENT (CONTINUED)

Marketing equipment includes costs to develop a website for on-line sales and promotion. The costs related to the website are being depreciated on the straight-line method over three years.

Depreciation expense for the nine month periods ended September 30, 2001 and 2000 was $159,567 and $157,425, respectively.

5. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                           September 30,
                                                        2001           2000

Goodwill                                             $198,000        $198,000
Leasehold value                                        67,000          67,000
Start-up costs (Note 16)                                    -          34,882
Organizational costs (Note 16)                              -          28,565
Refinance cost                                          2,500               -
Trademark                                               5,127           5,127
                                                     ------------------------
Total intangible assets                               272,627         333,574
Accumulated amortization - goodwill                   (24,958)        (19,882)
Accumulated amortization - other intangible assets    (24,456)        (75,409)
                                                     ------------------------
Intangible assets, net                               $223,213        $238,283
                                                     ========================

Intangible assets represent the costs associated with the acquired divisions over the fair value of their net assets at date of acquisition. Goodwill is being amortized on the straight-line method over thirty-nine years.

Amortization expense for the nine month periods ended September 30, 2001 and 2000 was $10,831 and $12,630, respectively.

                       THANKSGIVING COFFEE COMPANY, INC.

6. LONG TERM DEBT

NOTES PAYABLE

                                                                       SEPTEMBER 30,
                                                                            2001
                                                                       -------------
Note payable to Wells Fargo Bank, monthly installments of
 $7,733 plus interest at 3.00% over prime rate beginning
 December 15, 2000 (9.50% at September 30, 2001), final
 payment is due on January 15, 2005.  The note payable is
 collateralized by a security interest of first priority
 in all accounts receivable, inventory, equipment,
 instruments, general intangibles and contract rights.                    $394,400

Note payable to Wells Fargo Bank, payable in monthly
 installments of $1,667 plus interest at 1.00% over prime
 rate (7.50% at September 30, 2001), final payment is due
 on August 15, 2002.  The note is secured by all accounts
 receivable, inventory, equipment, fixtures and
 improvements.                                                              18,334

Note payable to majority shareholders, Paul and Joan
 Katzeff, payable in monthly installments of interest
 only at 12.00%, with balance due on demand after June
 30, 1996.  The majority shareholders have subordinated
 this note to all other notes payable including Wells
 Fargo Bank as described above.  Deferred interest is
 $3,780 and $2,430 at September 30, 2001 and 2000
 respectively.                                                              24,919

Note payable to majority shareholders, Paul and Joan
 Katzeff, payable in monthly installments of $1,649
 including interest at 11.50%, with final payment due on
 November 17, 2003, unsecured.                                              37,786

Note payable to Laoma Yaski for the purchase of Mendocino
 Bakery, payable in monthly installments of $4,249,
 including interest at 10.00%, secured by property and
 equipment at the bakery, final payment due on November
 14, 2003.                                                                  98,966

Note payable to Chase Manhattan Bank, payable in monthly
 installments of $324, including interest at 8.637%,
 secured by a vehicle, final payment due on October 26,
 2004.                                                                      10,499

                       THANKSGIVING COFFEE COMPANY, INC.

6. LONG TERM DEBT (CONTINUED)

                                                                   SEPTEMBER 30,
                                                                       2001
                                                                   ------------
Note payable to Chase Manhattan Bank, payable in monthly
 installments of $304, including interest at 9.90%
 secured by vehicle, final payment due on November 16,
 2005.                                                              $  12,430

Note payable to majority shareholders, Paul and Joan
 Katzeff, payable in monthly installments of interest
 only at 10.00%, with balance due in lump sum on October
 1, 2001, unsecured.(See Note 15 Subsequent Events)                    60,000

CAPITAL LEASE OBLIGATIONS

Note payable to First Sierra Computer Equipment, payable
 in monthly installments of $1,297, including interest
 at 14.00%, secured by equipment, final payment due on
 February 26, 2002.                                                     6,266

Note payable to Security Financial, payable in monthly
 installments of $910, including interest at 15.529%,
 secured by equipment, final payment due on February 22,
 2002.                                                                  4,379
                                                                    ---------
                                                                      667,979
Less current portion                                                 (271,650)
                                                                    ---------
Long term portion of notes payable and capital lease
 obligations                                                        $ 396,329
                                                                    =========

All of the above notes payable and capital lease obligations with the exception of the First Sierra Computer Equipment capital lease are personally guaranteed by the Company's majority shareholders.

Interest paid for the nine months ended September 30, 2001 and 2000 was $66,840 and $70,075, respectively.

                       THANKSGIVING COFFEE COMPANY, INC.

6.  LONG TERM DEBT (CONTINUED)

Maturities of notes payable and capital lease obligations are as follows:

            2001                        $135,047
            2002                         177,110
            2003                         160,748
            2004                          99,081
            2005 and thereafter           95,993
                                       ---------
                                        $667,979
                                       =========

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

7.  INCOME TAXES

The components of income tax expense for the nine month periods ended September 30, 2001 and 2000 is as follows:

                                        2001           2000
                                       --------------------
            State - current            $ 800          $ 800
            State - prior                  -             30
                                       --------------------
            Total                      $ 800          $ 830
                                       ====================

The Company computes income taxes using the asset and liability method under which deferred income taxes are provided for temporary differences between the financial bases of the Company's assets and liabilities. Deferred tax assets recognized for deductible temporary differences and loss carryforwards are immaterial for the nine month periods ended September 30, 2001 and 2000. Deferred tax liabilities recognized for taxable temporary differences are also not material for the nine month periods ended September 30, 2001 and 2000. The Company has a federal general business credit carryforward of $2,400, which may be used to offset federal income taxes in the future. The Company also has a California manufacturer's credit carryforward of $25,125 and $24,043 as of September 30, 2001 and 2000, respectively, which may be used to offset California income taxes in the future.

                       THANKSGIVING COFFEE COMPANY, INC.

7. INCOME TAXES (CONTINUED)

The Company has capital loss, contribution and net operating loss carryovers to offset future income tax. If not used, these credits will expire as follows:


FEDERAL
  Years ending                       Capital                              Net Operating
  December 31,                         Loss           Contributions           Loss             Total
                                     -------          -------------       -------------        -----
           2001                      $     -             $ 9,029            $      -         $  9,029
           2002                       29,471              11,419                   -           40,890
           2003                            -              11,289                   -           11,289
           2005                            -               6,898                   -            6,898
           2012                            -                   -             548,204          548,204
           2013                            -                   -             128,576          128,576
                                     ----------------------------------------------------------------
                                     $29,471             $38,635            $676,780         $744,886
                                     ================================================================
CALIFORNIA
  Years ending                       Capital                              Net Operating
  December 31,                         Loss           Contributions           Loss             Total
                                     -------          -------------       -------------        -----
           2002                      $29,471             $ 1,091            $204,716         $235,278
           2003                            -              11,289              64,341           75,630
           2004                            -              14,863                   -           14,863
           2005                            -               6,966                   -            6,966
                                     ----------------------------------------------------------------
                                     $29,471             $34,209            $269,057         $332,737
                                     ================================================================

Income taxes paid for the nine months ended September 30, 2001 and 2000 were $800 and $830, respectively.

                       THANKSGIVING COFFEE COMPANY, INC.

8. OPERATING LEASES

The Company leases its delivery fleet, other vehicles and some office equipment under noncancellable operating leases with terms ranging from three to five years.

Minimum annual lease payments due under these agreements are as follows:

               2001                        $ 79,893
               2002                          56,323
               2003                          38,990
               2004                          35,499
               2005 and thereafter           50,387
                                           --------
                                           $261,092
                                           ========

Total operating lease payments were $59,863 and $31,780 for the nine month periods ended September 30, 2001 and 2000, respectively.

9. COMMON STOCK

                                           Number of           No Par
                                            Shares              Value
                                        -------------------------------
Beginning balance, January 1, 2000         1,234,544           $861,816
No activity                                        -                  -
                                        -------------------------------
Balance, December 31, 2000                 1,234,544            861,816
No activity                                        -                  -
                                        -------------------------------
Ending balance, September 30, 2001         1,234,544           $861,816
                                        ===============================

981,000 shares originally issued are restricted.

                       THANKSGIVING COFFEE COMPANY, INC.

10. STOCK OPTION PURCHASE PLAN

Under the terms of the Company's stock option purchase plan (see Note 13), options to purchase shares of its common stock are granted at a price of $5 per share. Options expire at various dates through 2003. Following is a summary of transactions:

Outstanding, January 1, 2001                           16,000
Shares expired during the nine month period                 -
Shares exercised during the nine month period               -
                                                       ------
Outstanding, September 30, 2001                        16,000
                                                       ======

11.  LONG TERM LEASES

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company's majority shareholders).
The lease provides for monthly rental payments of $8,600 and the Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The lease provides for periodic adjustments for inflation during the term of the lease, including the renewal periods described below.
The Company exercised an option to renew for a five-year term on March 31, 1995, and the lease was extended subsequently for successive one-year terms on March 31, 2000 and March 31, 2001. The Company has options to renew the lease for three successive five-year renewal periods when the current one-year term expires on March 31, 2002.

                       THANKSGIVING COFFEE COMPANY, INC.

11.  LONG TERM LEASES (CONTINUED)

Any deferred rental amounts are due based upon available cash flow as determined by the Company's management or upon demand by the Company's majority shareholders whichever is earlier. Rental expense under the above lease was $77,400 for each of the nine month periods ended September 30, 2001 and 2000. The Company has made substantial leasehold improvements (see Note 4) and intends, along with its major shareholders, to exercise all options to renew under the terms of this lease.

The Company leases a bakery establishment in Mendocino, California. Monthly rental payments under such lease were $3,115 and $3,000 as of September 30, 2001 and 2000, respectively. The lease term expires on September 30, 2010.

Minimum future rental payments for all leases are as follows:

                      2001                         $ 34,800
                      2002                           61,800
                      2003                           36,000
                      2004                           36,000
                      2005                           36,000
                      Thereafter                    171,000
                                                   --------
                                                   $375,600
                                                   ========

12.  RELATED PARTY TRANSACTIONS

The Company has two interest only notes payable on demand and a principal and interest note payable to Paul and Joan Katzeff (the Company's majority shareholders, see Note 6). The Company also leases properties from its majority shareholders (see Note 11).

The summary of these related party transactions for the nine months ended September 30, 2001 is as follows:

                                            2001
                                          --------
          Interest expense                $ 9,091
          Rent expense                    $77,400

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

In 1996, the Company purchased a bakery from Laoma Yaski for $350,000. Under the terms of the purchase agreement, the Company agreed to pay an additional $25,000 to Laoma Yaski upon the seven-year anniversary of the purchase provided she does not own, manage or operate a bakery within 250 miles of Mendocino, California during such seven-year period.

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

Subsequent to September 30, 2001, the Company has repaid $30,000 of the $60,000 promissory note due October 1, 2001 to the majority shareholders. In lieu of the $30,000 balance under the note due October 1, 2001, the company issued a new $30,000 note with a maturity date of April 2, 2002 and interest to be paid monthly at 10% per year.

16.  CHANGE IN ACCOUNTING PRINCIPLE

During 2001, the Company adopted the provisions of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", which prescribe that costs of start-up activities and organization costs are to be expensed as incurred. Consequently, the unamortized portion of previously capitalized start-up costs should be expensed in the period of the change. The effect of this change was to decrease the current year's net income by $2,013.

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


             Three Months Ended September 30, 2001 Compared With
                     Three Months Ended September 30, 2000

Consolidated                          Increase (Decrease)   Percent Change
------------                          -------------------   --------------
Net Sales                                  $(46,533)            (3.5)%
Cost of Sales                              $(14,488)            (2.1)%
Gross Margin                                   (.8)%            (1.4)%
Selling, G&A Expense                       $(83,891)           (15.8)%
Depreciation & Amortization                $ (1,309)            (1.8)%
Interest Expense                           $ (1,961)            (8.7)%
Net Income                                 $  7,202             20.5%

Consolidated net sales for the three months ended September 30, 2001 were $1,307,372, down 3.5% when compared with net sales of $1,353,905 for the same period in fiscal 2000.

Distribution revenues (e.g., revenues generated on our own truck distribution) declined by $30,000 or 5% in the three month period ended September 30, 2001 when compared to the same period in fiscal 2000. Nearly half of this decline is a result of a loss in business due to attrition in a territory where a salesman had not been replaced and the remainder of this decline is due to a loss of the Marriott Food Service business in several accounts in the San Francisco Bay Area. Although the Company has hired a driver/salesperson to replace the salesperson in the territory, the person has not yet been able to regain the lost business. There can be no assurance that this person will be able to restore or improve revenues in the territory.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) for the three months ended September 30, 2001 were down $10,000 compared to the revenues in the same period in fiscal 2000 because a major distributor experienced slower volume in southern California.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) decreased nearly $2,000 or 2.5% in the three month period ending September 30, 2001 when compared to the
same period in fiscal 2000.   The decrease in revenue for mail order reflects
the lack of spending on new mailings to grow the mailing list and attrition of the current list, offset by increased Internet sales of $12,000 (representing nearly a 48% increase over the same period in fiscal 2000). With respect to its mail order business, the Company has shifted its emphasis to Internet sales and increased its expenditures for development of its Internet site and store.

Sales attributable to operations of the Company's bakery decreased by $3,000 or 1.4% in the three months ended September 30, 2001 when compared to the same period in 2000.

Consolidated cost of sales for the three months ended September 30, 2001 was $675,215, down 2.1% when compared with the cost of sales of $689,703 for the same period in fiscal 2000. This decrease was a result of lower per pound bean costs offset by higher benefit costs in the production department, utility costs (primarily the cost of propane used in the roasting process) and depreciation and discounts.

Consolidated gross margin (gross profit as a percentage of net sales) for the three months ended September 30, 2001 was 48.3%, down nearly one percentage point when compared with gross margin of 49.1% for the same period in fiscal 2000. This decrease was a result of higher manufacturing costs as noted in the cost of sales section partially offset by the price increase in April 2001.

Consolidated selling, general and administrative expenses were $486,604 for the three months ending September 30, 2001, a nearly $84,000 or 16% decrease when compared with the selling, general and administrative expenses of $570,495 for the same period in fiscal 2000. Approximately 44% of this decrease is due to lower legal expenses and approximately 30% is due to lower compensation expense, with the remainder resulting from lower advertising and trade show expenses.

Depreciation and amortization expenses for the three months ended September 30, 2001 were $49,399, a decrease of 1.8% when compared with depreciation and amortization expenses of $50,7 08 for the same period in fiscal 2000.

Interest expense for the three months ended September 30, 2001 was $20,201, a 8.7% decline from interest of $22,162 for the same period in fiscal 2000. This was a result of a decline in total borrowings at September 30, 2001 of nearly $90,000 compared to the same period in 2000 and a reduction in the Company's weighted average interest rate by 4% when compared to last year.

As a result of the foregoing factors, the Company had a consolidated net profit of $42,281 for the three months ended September 30, 2001, compared to a $35,079 profit for the same period in 2000. Because of the decline in sales, there can be no assurances that the Company will be profitable in any future period.

              Nine Months Ended September 30, 2001 Compared With
                     Nine Months Ended September 30, 2000

Consolidated                         Increase (Decrease)   Percent Change
------------                         -------------------   ---------------
Net Sales                                 $(199,132)            (5.0)%
Cost of Sales                             $ (54,681)            (2.6)%
Gross Margin                                  (1.3)%            (2.8)%
Selling, G&A Expense                      $ (82,768)            (5.0)%
Depreciation & Amortization               $     476               .3%
Interest Expense                          $ (11,587)           (14.8)%
Net Income                                $ (74,799)              --

Consolidated net sales for the nine months ended September 30, 2001 were $3,813,147, a 5% decline from net sales of $4,012,279 for the same period in fiscal 2000.

Distribution revenues (e.g., revenues generated on our own truck distribution) declined by $126,000, or 5.7% in the nine months ended September 30, 2001 when compared to the comparable period in 2000. Nearly half of this decline is a result of a loss in business due to attrition in a territory where a salesman had not been replaced and the remainder of this decline is due to a loss of the Marriot Food Service business in several accounts in the San Francisco Bay Area. Although a driver/salesperson was hired to replace the salesperson, the person has not yet been able to regain the lost business. There can be no assurance that this person will be able to restore or improve revenues in the territory.

National revenues (e.g. revenues not derived by mail order and direct truck distribution) declined by $54,000 or 6.6% for the nine months ended September 30, 2001 compared to the same period in 2000. The decline in volume in the national business was a result of the loss of a customer who began purchasing from a local roaster and a decline in volume for a distributor in Southern California.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) declined by $15,000 for the nine months ended September 30, 2001 when compared to the same period in 2000. The decrease in mail order revenue reflects the lack of spending on new mailings to grow the mailing list and the attrition of the current list, offset by increased Internet sales of nearly $28,000 (representing a 43% increase over the same period in fiscal 2000). With respect to its mail order business, the Company has shifted its emphasis to Internet sales and increased its expenditures for the development on the Internet site and store.

Sales attributable to operation of the Company's bakery decreased by $3,000 or
 .5% for the first nine months of fiscal 2001 compared to the same period in 2000.

Consolidated cost of sales for the nine months ended September 30, 2001 were $2,066,081, a 2.6% decline from cost of sales of $2,120,762 for the same period in fiscal 2000. This decline was a result of lower per pound bean costs offset by higher labor and benefit costs in the production department, utility costs (primarily the cost of propane used in the roasting process) and depreciation and discounts. Cost of sales have dropped from 57% as a percentage of sales in the first quarter of 2001 to 51.6% in the third quarter of 2001.

Consolidated gross margin (gross profit as a percentage of net sales) for the nine months ended September 30, 2001 was 45.8%, a 1.3 percentage point decline when compared with gross margin of 47.1% for the same period in fiscal 2000. This decline was a result of higher labor and energy costs offset by the price increase instituted in April 2001.

Consolidated selling, general and administrative expenses for the nine months ended September 30, 2001 were $1,567,464, a 5% decrease from selling general and administrative expenses of $1,650,232 for the same period in fiscal 2000. Approximately 44% of the decrease is due to lower legal expenses and approximately 30% is due to lower compensation expense, with the remainder resulting from lower advertising and trade show expenses.

Depreciation and amortization expenses for the nine months ended September 30, 2001 were $152,988,a .3% increase from depreciation and amortization expenses of
$152,512 for the same period in fiscal in 2000.   This was a result of the
purchase and capitalization of design costs for the web store and site, fixtures for retail sales locations brewers and grinders.

Interest expenses for the nine months ended September 30,2001 were $66,840, a decrease of 14.8% from interest expenses of $78,427 for the same period in fiscal 2000. This was a result of a decrease in total borrowings of $90,000 and a reduction of the Company's weighted average interest rates by 4.5% when compared to last year.

As a consequence of a decline in sales and increased operating costs (including fuel, salaries and packaging), the Company incurred a consolidated net loss of $42,567 for the nine months ended September 30, 2001, compared with a net profit of $32,232 for the nine months ended September 30, 2000. Because of the decline in revenue in the first three quarters of 2001 there can be no assurances that the Company will be profitable in any future period.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company has working capital of $147,862 versus a negative working capital of $78,886 for the same period last year. This increase in working capital is a result of the refinancing of the Wells Fargo debt into a term note due in five years. Last year the amount owing to Wells Fargo was shown as current portion of long term debt.

Net cash provided by operating activities was $254,406 for the nine months ended September 30, 2001 compared to $284,145 provided by operating activities for the nine months ended September 30, 2000. The loss of nearly $43,000 for the nine months ended September 30, 2001 was offset by a drop in receivables and inventories because of lower sales volume and a drop in accounts payable because of lower inventories.

Cash used by investing activities was $72,869 for the nine months ending September 30, 2001 or $12,000 less than last year. Capital additions for this year include $30,000 for the company's web site, $20,000 for fixtures and brewing equipment, $3,500 for a recycle station, $3,500 for a new transmission for a delivery vehicle, $3,500 for new plates for labels, $3000 for new energy saving lights throughout the plant and $1,600 for new refrigeration compressor in the bakery.

Net cash used in financing activities for the nine months ended September 30, 2001 was $96,575 compared to a net repayment of debt of $150,815 during the same period in 2000. The reduction in cash used in financing activities was due to a loan made to the Company by the majority shareholders of $60,000 made in April of 2001. (See Note 6 in the Notes to the Financial Statements)

Because of the reduction of inventories and receivables of nearly $100,000 and the additional financing provided by the majority shareholders of $60,000 partially offset by the loss of nearly $43,000, cash at September 30, 2001 increased by $84,962 to $126,857 for the nine months.

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

At September 30, 2001, the Company had total borrowings of $668,015, including $412,734 owing to Wells Fargo Bank. This compares to total borrowings of $752,584 as of September 30, 2000, including $522,985 outstanding to Wells Fargo at that time. The Company's accounts receivable, inventory, equipment, fixtures and improvements secure the borrowings from Wells Fargo. Substantially all of the borrowings are guaranteed by the Company's majority shareholders.

In December of 2000, the majority shareholders loaned the Company $50,000, payable in monthly installments of $1,649, unsecured, due in November 2003. In April, 2001, the majority shareholders loaned the company $60,000, due October 1, 2001 in a lump sum. All debt due to the majority shareholders is subordinated to Wells Fargo. Subsequent to September 30, 2001, the Company made a payment to the majority shareholders of $30,000 on the $60,000 note and refinanced the other $30,000 over the next six months. (See Note 15 in the Notes to the Financial Statements)

The Company believes that its existing capital resources and revenues that it anticipates will be generated from operations will be sufficient to meet its cash requirements for the next 12 months at its current level of operations. If the note due in April 2002 of $30,000 to the majority shareholders should cause an undue strain on the Company's finances, the majority shareholders indicated they would extend the note beyond its current maturity, but the Company cannot give any assurances as to any such extension. (See Note 6 of Notes to Financial Statements and Exhibit 10.14 attached)

The Company is dependent on successfully executing its business plan to achieve profitable operations, obtaining additional sources of borrowings (including normal trade credit) and securing favorable financing arrangements (including lease financing) to finance its working capital needs. There can be no assurance that the Company will be successful in this regard. If the Company is not able to meet its credit obligations the Company's business could be materially and adversely affected.

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

     PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

-See Note 14 of the Notes to the Financial Statements for contingent liabilities

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

- Not Applicable -

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- Not Applicable -

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

-  Not Applicable -

ITEM 5. OTHER INFORMATION

- Not Applicable -

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

      10.14 Simple Promissory Note dated October 2, 2001 payable to Paul and Joan Katzeff.

b.  Form 8-K

No reports on Form 8-K were filed during the period from July 1, 2001 to September 30, 2001

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name                             Title                        Date
----                             -----                        ----

/s/ Paul Katzeff         Chief Executive Officer           November 08, 2001
----------------
 Paul Katzeff


/s/ Joan Katzeff         President                         November 08, 2001
----------------
 Joan Katzeff