Form 10KSB
period 2001-12-31
THANKSGIVING COFFEE CO INC
filed 2002-03-26
CIK 949852

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

      Title of each class              Name of each exchange on which registered
________________________________       _______________________________
________________________________       _______________________________

Securities registered under Section 12(g) of the Exchange Act:

--------------------------------------------------------------------------------
                                                                (Title of class)
--------------------------------------------------------------------------------
                                                                (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [X]


State issuer's revenues for its most recent fiscal year: $5,169,674
The aggregate market value of the voting and non-voting common equity held by nonaffiliates was $1,210,331 as of March 20, 2002. See Part II, Item 5, Market for Common Equity and Related Stockholder Matters.

As of March 15, 2002, there were 1,234,544 shares outstanding of common stock of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents if incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated: None.



INDEX

                                                                  Page No.
PART I.

Item 1.  Description of Business .............................       1
Item 2.  Description of Property .............................       7
Item 3.  Legal Proceedings ...................................       7

Item 4.  Submission of Matters to a Vote of Security
    Holders ..................................................       7

PART II.

Item 5.  Market for Common Equity and Related Stockholder
    Matters ..................................................       7

Item 6.  Management's Discussion and Analysis or Plan
    of Operation .............................................       6

Item 7.  Financial Statements ................................      11

Item 8.  Changes in and Disagreements With Accountants
    on Accounting and Financial Disclosure ...................      11

PART III.

Item 9.  Directors, Executive Officers Promoters and Control
     Persons; Compliance with Section 16(a) of The Exchange
     Act .....................................................      11
Item 10. Executive Compensation ..............................      11
Item 11. Security Ownership of Management and Certain
    Others ...................................................      12
Item 12. Certain Relationships and Related Transactions ......      12
Item 13. Exhibits and Reports on Form 8-K ....................      13
Item 14. Financial Statements ................................      16

PART I

ITEM 1  BUSINESS

FORWARD LOOKING INFORMATION

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of The Securities Act and Section 21E of The Securities Exchange Act of 1934. Forward-looking statements are identified by words such as "believe,," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These statements relate to, among other things, trends in the operations of Thanksgiving Coffee Company, Inc. (the Company). Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green coffee beans, continuing competition within the Company's businesses, variances from budgeted sales mix and growth rate, consumer acceptance of the Company's products, inability to secure adequate capital to fund its operating expenses and working capital requirements, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement its business plan, natural disasters, civil unrest in countries which produce coffee and tea, weather and other risks identified herein. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this 10-KSB.

GENERAL

For nearly thirty years, the Company has purchased and roasted high quality coffee beans and marketed them to the specialty coffee market. The Company buys green coffee beans through six main importers.

The Company was incorporated as a California corporation on May 10, 1982. Prior to that time, the Company was operated as a partnership.

The Company retails over 100 varieties of its coffee and tea through its own distribution system in the Northern California market. In other parts of the nation the Company distributes its products either direct to retailers or through brokers and distributors. The Company also markets directly to consumers through both the print and electronic media. It publishes flyers that feature most of the Company's coffee and tea products, in addition to complementary products and accessories of third parties. The same product offerings are made on the Company's web site on the Internet. The Company also markets its coffee and tea products in its retail bakery (the "Bakery"), located in Mendocino, California.

In October 1996, the Company completed its offering of shares of Common Stock. As of December 31, 2001, 1,305 non- affiliated shareholders held shares of the Company's Common Stock that represents approximately 20.7% of the outstanding shares.

PRODUCTS

COFFEE. The Company roasts a wide variety of whole bean caffeinated, decaffeinated, flavored, blended and unblended coffees. With the exception of its high-caffeinated coffees, the Company roasts only high quality arabica beans with a focus on organic, shade grown and fair traded beans. Arabica beans are grown at high altitudes where the cooler climate results in slow growth and usually higher quality. In addition to its full line of classic specialty and estate coffees from over 20 countries currently, the Company is producing custom products for the American Birding Association under an exclusive ten-year contract and private-label products for over 100 retail and serving accounts in an effort to meet customers needs. The Company has the ability to have products custom packaged for retailers.

TEA. The Company's Royal Gardens Tea Company ("Royal Gardens") division currently offers twelve traditional teas from South Africa, China, India, Sri Lanka and Japan.

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

Of the total fiscal 2001 revenues of $5,169,674, 83% were from roasting coffee, 13% were from the bakery, 3% were from resale items, and 1% were from tea products.

COFFEE INDUSTRY
According to the National Coffee Association, coffee consumption has increased for the first time since 1974. Its findings in their drinking trends survey show that 77 percent of U. S. adults are now drinking coffee on a daily basis representing an increase of 1.8 million new drinkers in 2001. Industry-wide, roastings increased to 18.285 million 60-kg bags of coffee in 2001, levels that have not been seen in over a decade. The gourmet coffee sector has helped drive overall market penetration by bringing younger consumers into the market.

According to the Specialty Coffee Association (SCAA), the United States specialty coffee retail sales exceed $2.3 billion and specialty coffee beverage sales exceed $3.6 billion annually in a $17 billion coffee market in 2000. Specialty coffee beverage retailers have been the fastest growing distribution channel in the specialty coffee business. There are over 12,000 locations at the end of 2001 as compared to 6,000 just five years ago. Cross outlet competition is sharpening as away-from-home consumption is growing through new or existing locations to gain market share at the expense of at-home consumption, represented by supermarkets and mass merchandisers. Although the outlet market is expected to top out at over 13,000 units, the SCAA still believes that two out of every 10 consumers have not been to coffee outlets.

Total coffee consumption grew slightly this year on the strength of the growth in specialty coffee, offset in part by a decline in consumption of traditional coffee. Coffee consumers have been moving away from price-based drinks to beverages with a focus on product variety and quality. This quality conscious purchasing trend has evolved coffee from a beverage with commodity characteristics to one with cultural and sensory ties. The fact that gourmet coffee tends to be purchased by younger consumers on average, compared to traditional coffee, continues to bode well for future growth of the category.

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

3. Large grocery chains such as Safeway have announced agreements with roasters to sell entire lines of shade grown, Fair Trade Certified and organic coffees in their operations.

4. Shade grown coffee and Fair Trade coffee now appears on the "offer" lists of most coffee brokers and importers and is offered by a majority of small to mid-size coffee roasters of specialty coffee.

5. The largest coffee company in the country has decided to dedicate a portion of its offerings to Certified Fair Trade coffee.

MARKETING STRATEGY

The Company's sales and marketing efforts are currently organized in four different distribution segments:

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

During fiscal 1997, the Company developed an exclusive arrangement with the American Birding Association, one of America's most active and prestigious birding membership associations, to market Song Bird Coffee(R) (a registered trademark of the American Birding Association) to the marketplace. This strategy was predicated on the fact that migratory bird populations are in decline due to loss of habitat, which results from the clearing of shade tree canopy to allow coffee to grow in the sun. The Smithsonian Migratory Bird Center's landmark 1996 study reported that as many as 60% of the migratory bird population of North America has disappeared since 1972, and this disappearance can be traced to the reduction of forest habitat in Central and South America caused by "technification" of coffee agriculture. This alliance has provided alternative venues for the Company to reach bird lovers in bird stores and home and garden centers as well as through traditional venues such as supermarkets and serving locations. This strategy is also intended to increase the awareness of the coffee drinking public and the birding community that production of sun grown coffee on previously forested lands was a major factor in the deterioration of the world's rain forests and habitat of migratory song birds. By educating consumers through packaging and special venue sales, such as bird stores, the Company's aim is the creation of a strong market for shade grown coffees which preserves bird habitats. Support by consumers could influence coffee farms to replant limited or natural shade, and thus help stop the destruction of the environment before additional losses occur in the songbird population.

The Company believes that its relationship with the American Birding Association and its marketing of Song Bird Coffee have distinguished the Company's role and image in the marketplace. The Company's sales in each of 2001 and 2000 was $600,000.

The Company's environmental concerns have meshed perfectly with the birding community, and the Company's marketing efforts have been successful to date. In 2001, the Company opened 25 new bird store accounts which retail Song Bird Coffee for a total of 377 accounts.

The dedication of more of the Company's resources to the production of Song Bird Coffee and an increased public awareness of the environmental effects of coffee growing has resulted in a corresponding increase in the sales of the Company's packaged and bulk roasted shade grown, certified Fair Trade and organic coffee varieties, from approximately 33% of sales in 1997, to 40% in 1998, to 46% in 1999 and 60% in 2000 and 2001. Song Bird Coffee sales have grown to represent 6% of the Company's packaged and bulk roasted coffee sales in fiscal 1997, 10% in 1998, 12% in fiscal 1999 and 13.5% in 2000 and 2001.

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

The Company sells the fair trade product under a number of different labels and a new Fair trade coffee label, which was introduced in the last quarter of 2000. The higher price of the coffee is generally passed on to the consumer. The benefit to the consumer is a reliable source of quality coffee and the ability to favorably impact the economic welfare of the farmer. Although sales are not material at this time, the Company feels that this is a new niche for its business. The Company believes that fair trade coffee, like the Song Bird line, provides a potential opportunity for growth. The Company has begun to provide educational programs, tastings and brochures to familiarize the public with the fair trade theme. Sales of Fair Trade Certified coffee for the year 2001 was $170,000 compared to $73,400 in 2000, when the Company was just introducing the products.

In addition to fair trade, the Company also contributes coffee, money and employee time to a number of causes aligned with its commitment to social and environmental responsibility.

COMPETITION

The specialty coffee market is highly competitive, and the Company competes against all sellers of specialty coffee. At the wholesale level, the Company competes with several nationally known premium coffee brands, such as Proctor & Gamble's Millstone label and Nestle's Nescafe label, as well as other lesser known brands and store brands. The Company also competes regionally in Northern California with small regional specialty roasters for retail shelf space and with large regional roasters for food service trade. In the direct mail area, the Company competes with established suppliers such as Gevalia, a division of General Foods Corporation, as well as with other direct mail companies, including Starbuck's, the leading independent specialty coffee retailer and wholesaler.

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

The Company attempts to cooperate with retailers in introducing what it believes are novel products which face little or no competition and to place its products in markets where such products have not previously been sold. For example, Song Bird Coffee is marketed in stores where bird lovers purchase birdseed and bird houses. In addition there are similar programs with Wyland, ECOBOOM(TM) which creates awareness for the protection of the seas, and Fair Traded coffees which provide a floor price to the small coffee farmer. The Company calls this strategy "repositioning". See "Marketing Strategy."

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

In addition, in its attempt to reduce the cost risk resulting from market fluctuations in the cost of coffee beans, the Company, or its brokers on its behalf, purchase coffee contracts when it is not able to enter into coffee purchase commitments. Changes in the market value of option contracts are reported by the Company in the period in which the change occurs and are included as part of cost of sales.

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

SUMMARY OF RECENT DEVELOPMENTS

None

CUSTOMERS

In fiscal 2001, there are no customers accounting for more than 10% of the Company's revenue from coffee sales. However, a significant reduction in sales to any of the Company's principal customers, or the loss of one or more major customers, may have an adverse impact on the Company. See "Management's Discussion and Analysis of Financial Conditions - 2001 compared to 2000."

INTELLECTUAL PROPERTY

The Company holds various federal registrations in the United States for the following trademarks and service marks: Thanksgiving Coffee Company, Royal Gardens Tea Company, Pony Express, Time Bandits, Grand Slam Coffee, "Not Just a CupBut a Just Cup," "Many Beans are Picked, Few are Chosen," Mayan Harvest, and Inca Harvest. From time to time, federal trademark and service mark registrations must be renewed. The Company does not hold any patents.

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

EMPLOYEES

As of December 31, 2001, the Company had forty-six full-time employees and nineteen part-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company has never suffered a work stoppage due to adverse labor conditions with its employees. The Company believes that it maintains good relations with its employees.

ITEM 2 PROPERTY

The executive offices of the Company occupy approximately 14,500 square feet at 19100 South Noyo Harbor Drive, Fort Bragg, California 95437, which also includes a warehouse and the capacity for manufacturing operations. The Company leases an additional 1,626 square feet of storage space on the Fort Bragg waterfront. These facilities are currently being leased on a one year extension of an existing lease expiring March 31, 2002, at a rate of approximately $8,600 per month from affiliates of the Company, Joan and Paul Katzeff, who are founders, principal shareholders, officers and directors of the Company. The Company believes this lease represents an arms-length rate and arms-length terms for comparable space in the Fort Bragg area and intends to extend the lease. See
Item 12, "Certain Relationships and Related Transactions."

The Company's Bakery in Mendocino is approximately 1,617 square feet and is leased from an unaffiliated third party. The Company currently pays rent of approximately $3,265 per month for the Bakery pursuant to a ten-year lease that commenced on October 1, 1990. Although the Company plans to sell the bakery, it has exercised its option to extend its lease through September 30, 2010, as it is a major customer of the Company in Mendocino.

The Company leases a 1,152 square foot facility in Santa Rosa from an unaffiliated third party. This facility is used to repair the Company's grinders and brewers that are brought back from the field. These facilities are being leased for $829 per month on a two year extension of an existing lease expiring February 1, 2003 with one additional two year option remaining on the lease.

The Company believes that its current facilities are adequate for its current and expected operations, and that suitable additional space will be available in the Fort Bragg area when and if additional space is required. The Company owns no real property.

ITEM 3 LEGAL PROCEEDINGS

No legal matters are pending at this time.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting held in Fort Bragg at 10:00 a. m. on November 9, 2001, the Company submitted for a vote of security holders the reelection of all three members of the board of directors and ratification of Sallman, Yang and Alameda as independent public accountants. Below is a summary of the results:

Proposal No. 1 Election of three directors

Name              Shares for                Against/Withheld           Abstain
Paul Katzeff      987,181                   0                          0
Joan Katzeff      987,181                   0                          0
Roy Doughty       987,181                   0                          0

Proposal No. 2 Ratification of Sallman, Yang and Alameda, An Accountancy Corporation, as Independent Public Accountants for the Company.

                  983,880                   0                          3,000


PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Trades in the Company's Common Stock are made through Mutual Securities, Inc., ("Mutual Securities") in Ukiah, California, an order matching service. No established trading market exists for the Company's Common Stock. The Company's Common Stock is not listed on any exchange or the NASDAQ system.

During fiscal 1999, the Company was aware of only four trades of the Company's Common Stock totaling 2,350 shares of Common Stock. All transactions were individually negotiated between the buyer and seller through Mutual Securities as intermediary. The average price of these transactions per Mutual Securities was $4.74 for all of fiscal 1999. The first three trades were for 2,200 shares at $5.00 per share and took place in the first three quarters. The final trade for 150 shares took place in the last quarter and was for $1.00 per share. No trades have taken place in 2000 or 2001.

The Company has not declared nor paid any cash dividend since its inception. The Company intends to retain all earnings for use in its business and therefore does not anticipate paying any cash dividends in the near future. The Company's bank credit agreement prohibits the payment of cash dividends without the bank's consent.

As of December 31, 2001, there were 1,308 holders of record of the Common Stock.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of financial condition and results of operations should be read in conjunction with the Company's audited financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS


2001 COMPARED TO 2000

          Consolidated                  Increase/ (Decrease)
          ------------                  --------------------

          Net Sales                          $  (221,808)
          Cost of sales                      $  (135,503)
          Gross Margin                               .31%
          Selling, G&A Expense               $  (147,259)
          Depreciation & Amortization        $    (2,980)
          Interest Expense                   $   (12,907)
          Net Income                         $   194,584

REVENUES. Consolidated net sales for the year ended December 31, 2001 were $5,169,674, down 4% or approximately $222,000 when compared to net sales of $5,391,482 for December 31, 2000.

Distribution revenues (e.g., revenues generated on our own truck distribution) were down $173,000 or 6% for the year when compared to last year. Sales were down $100,000 in a territory were a sales person was not replaced and down $70,000 in a territory were a major customer began roasting its own coffee. The Company has hired a new driver salesperson in the territory were the salesman was not replaced to attempt to recover lost sales. However, the Company cannot be sure that this step will grow volume and sales may continue to decline in this area.

National revenues (e. g., revenues not derived by mail order and direct truck distribution) declined by $27,000 or 2.2% for the year when compared to last fiscal year. The decrease was a result of a loss of some bird stores that no longer carry coffee in their operations and a Company distributor who lost two accounts.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the internet) declined by $20,000 or 5% for the year when compared to last fiscal year. The decrease in mail order revenue reflects a lack of spending on new mailings to grow the mailing list and attrition of the current list, offset by an increase of $35,000 (representing a nearly 40% increase over sales last year) through the Internet. The Company has shifted its emphasis to Internet sales and increased its expenditures for development of its Internet site and store. From August 2001 until the end of the year, volume on the Internet was replacing the lost volume from the lack of catalogue spending. However, the Company cannot be sure that this trend will continue and this method of distribution will not continue to decline as it has in the past.

COST OF SALES. Consolidated cost of sales were $2,762,426, down 7% or approximately $135,000 in fiscal 2001 when compared to cost of sales for the same period in 2000 of $2,897,929. This decline is a result of lower volume and a decline in green bean costs of nearly 6.5 % mostly affecting the last four months of the year.

GROSS MARGIN. Consolidated gross margin (gross profit as a percentage of net sales) was 46.56% a .31% point increase in fiscal 2001 when compared to gross margin of 46.25% in fiscal 2000. This was a result of favorable green bean prices as noted above off set somewhat by higher food costs at the bakery. There can be no assurances that the price of green beans will remain low.

SELLING, GENERAL & ADMINISTRATIVE. Consolidated selling, general and administrative expenses were $2,053,318 down 7% or approximately $147,000 for fiscal 2001, compared to $2,200,277, compared for the same period in 2000. Of the decrease, $50,000 is due to lower wages for the year, a $20,000 decline in show expense as fewer shows were attended, a $25,000 drop in legal expenses because of the lawsuit that settled in 2000, a $25,000 drop in advertising and catalogue costs because of the emphasis on the Internet, a $15,000 reduction in freight costs due to better discounts and freight recovery and lower lease cost of $15,000 due to the expiration of several operating leases during the year where the Company purchased the residuals. The Company cannot be sure that the cost reductions can be maintained and that increases may occur in the following years.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses was $202,009 down 1.5 % or approximately $3,000 in fiscal 2001, compared to $204,989 for the same period in 2000. This was due to lower capital expenditures for the year.

INTEREST EXPENSE. Interest expense was $84,743 down more than 13.5% or $13,000 for fiscal 2001, compared to $97,650 for the same period in 2000. This is a result of a decrease in borrowings for the year by nearly $170,000, to $594,818 (including capitalized leases) in fiscal 2001 compared to $764,553 for the same period in 2000 and a reduction in interest rates during the year.

NET PROFIT. Because of the foregoing factors, the Company had a profit of $108,851, or a turnaround of $195,000 in fiscal 2001 compared to a net loss of $85, 733 in 2000. The Company cannot assure that the favorable conditions that generated the profit for the year will not change and result in a net profit in next fiscal year.

2000 COMPARED TO 1999

               Consolidated                  Increase/ (Decrease)
               ------------                  --------------------

               Net sales                     $ (143,613)
               Cost of Sales                 $ (168,144)
               Gross Margin                        1.63%
               Selling, G&A Expense          $  143,803
               Depreciation & Amortization   $   22,024
               Interest Expense              $  (19,555)
               Net Income                    $ (190,097)

REVENUES Consolidated net sales for the year ended December 31,2000 were $5,391,482, down 2.6% or approximately $145,000 when compared to net sales of $5,536,095 for December 31, 2000.

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

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) declined by $50,000 or 11% for the year when compared to last fiscal year. The decrease in mail order revenue reflects a lack of spending on new mailings to grow the mailing list and attrition of the current list, offset by an increase of $50,000 (representing a nearly doubling of sales over last year) through the Internet.

COST OF SALES. Consolidated cost of sales was $2,897,929, a decrease of 5.5% or $168,000 when compared to cost of sales of $3,066,073 for the same period in fiscal 1999. This decline is a result of lower green bean costs and a price increase of nearly 15% on decaffeinated coffees in midyear, which represent about 20% of the Company's volume.

GROSS MARGIN. Consolidated gross margin (gross profit as a percentage of net sales) increased to 46.3% or a 3.8% improvement in fiscal 2000 when compared to a gross margin of 44.6% for the same period in fiscal 1999. This again was a result of favorable green bean prices and the price increase on the decaf line.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were $2,200,577 a 7% increase or a $144,000 when compared to $2,056,774 for the same period in fiscal 1999. Of the increase, $100,000 is for salaries and wages increased during the year, including those for a sales manager, route supervisor, a new salesperson, a maintenance person for its brewers and grinders and a manager for social and environmental policy. The remainder of the increase was a result of higher legal fees to defend the Company's position against a former employee of $30,000 and higher audit fees of $25,000 because of quarterly reviews.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were $204,989 a 12% increase or $22,000 for fiscal 2000 when compared to $182,965 for the same period in fiscal 1999. This was due to capital expenditures for 2000, including an upgrade of the website and store, moving the compressors and the addition of new computer equipment and programs.

INTEREST EXPENSE. Interest expense was $97,650 a 17% drop or $19,500 for fiscal 2000 when compared to $117,205 for the same period in fiscal 1999. This is a result of a decrease in borrowings by nearly $150,000 to $764,533 (including capitalized leases) in fiscal 2000 compared to $903,401 for the same period in fiscal 1999.

NET LOSS. Because of the foregoing factors, the Company had a net loss of $85,733 in fiscal 2000 compared to a profit of $104364 in 1999, or a negative turnaround of $190,097 compared to the same period in 1999. The Company was required to make a provision of approximately $30,000 to its deferred tax account because of the loss for the year which may cause the company not to avail itself of its loss carryforward. The Tax provision, the settlement and the costs of defending the Company resulted in the loss for the year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of December 31, 2001 was $241,429 as compared to working capital of $225,249 as of December 31, 2000. This improvement in working capital in 2001 is primarily a result of improved cash flows to pay down payables and provide higher cash in bank than last year.

Cash provided by operating activities was $305,903 in fiscal 2001 compared to $250,066 in fiscal 2000. This improvement in cash position is a result of a turnaround of a loss to a profit during the year. Changes in assets were offset by reductions in liabilities.

Cash used in investing activities in 2001 was $91,384 and consisted of approximately $15,000 for leasehold improvements to the facility, $41,000 for web page and e-commerce store expenditures and new computer equipment, $20,000 for brewers, grinders and fixtures for retail and food service customers, and $10,000 vehicle purchases. Investments in property and equipment for 2000 was nearly $118,000 or $23,000 higher than 2001.

Net cash used by financing activities in fiscal 2001 was $157,538 as compared to $128,848 in fiscal 2000. Repayments of debt to Wells Fargo of $112,000 and $40,000 to the estate of Laoma Yaski and $34,000 to lease holders were the largest portion of the debt repayments, offset by the refinancing note issued to the Company by a majority stockholder to pay for the settlement of the lawsuit. See Auditors Report, Notes to Financial Statements, Note 6 and 12 and Management Discussion and Analysis.

Cash for the year increased to $98,876 for the twelve months ended December 31, 2001 compared to $41,895 generated for the same period in 2000 primarily because of the aforementioned activities.

The Company's debt at December 31, 2001 was $594,818 for all term debt and obligations under capital leases, down by nearly $170,000 from $764,553 due at December 31, 2000. Of the total, $238,996 is due in fiscal 2002. Of the total borrowings, approximately $384,500 is due to Wells Fargo. The Company's accounts receivable, inventory, equipment, fixtures and improvements secure the borrowings from Wells. Substantially all of the borrowings are guaranteed by the Company's majority shareholders.

In December of 2000, the majority shareholders loaned the Company $50,000, payable in monthly installments of $1,649, unsecured, due in November 2003. In April 2001, the majority shareholders loaned the Company $60,000, due October 1, 2001 in a lump sum. In October, the majority shareholders loaned the Company $6,967, due on April 1, 2002 in a lump sum. All debt due to the majority shareholders is subordinated to Wells Fargo. Subsequent to September 30, 2001, the Company made a payment to the majority shareholders of $30,000 on the $60,000 note and refinanced the remaining $30,000 such that it becomes due on (April 1, 2002) in a lump sum.

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

The Company anticipates that its existing capital resources and cash generated from operations will be sufficient to meet its cash requirement for the next 12 months at approximately the same level of operations. If the notes due in April 2002 of $30,000 and $6,967 to the majority shareholders should cause an undue strain on the Company's finances, the majority shareholders indicated they would extend the note beyond its current maturity, but the Company cannot give assurances as to any such extension.

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

Information in response to this item is set forth in the Financial statements beginning on page F-1 of this filing

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

Paul Katzeff, a co-founder of the Company, has served as Roastmaster, Chief Executive Officer and a Director since its incorporation on May 10, 1982. Mr. Katzeff is a co-founder of the Specialty Coffee Association of America (S.C.A.A.) and served as its Chairman in 1985 and as its President in 2000. He has served as an elected Board member of the S.C.A.A. since 1994, and served as Chairman of the Environmental Committee of the Board in 1994. Mr. Katzeff co-chaired the Second Annual Sustainable Coffee Conference held in April of 1998 and is an advisory Board member of Coffee Kids, a non-profit organization concerned with social and environmental issues as they relate to the coffee industry. Mr. Katzeff and Joan Katzeff are husband and wife. Mr. Katzeff holds a Bachelors degree in Agriculture from Cornell University and a Masters degree in Social Work from Adelphi University.

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

The authorized number of directors is five. Currently there are three directors and two vacancies. All directors will hold office until the next annual meeting of shareholders and until their successors have been elected and qualified, unless they earlier resign or are removed from office. Committees of the Board may be appointed by resolution passed by a majority of the directors. The Company does not presently have any standing audit, nominating or compensation committee, or any committee performing similar functions. The executive officers of the Company are elected annually by the Board of Directors and serve at the discretion of the Board.

ITEM 10 EXECUTIVE COMPENSATION

The following table provides certain information concerning the compensation paid to the Company's Chief Executive for fiscal 1999, 2000 and 2001. All other Executive Officers received less than $100,000 in fiscal 2001.

SUMMARY COMPENSATION TABLE
Name and Principal    Year    Salary    Bonus   Underlying  Securities
Position                        ($)      ($)    Options

Paul Katzeff          2001    $100,000    -        -             -
Chief Executive       2000    $100,000    -        -             -
and Director          1999    $ 75,000    -        -             -

Joan Katzeff      2001     $100,000     -         -            -
President and     2000     $100,000     -         -            -
Director          1999     $ 75,000     -         -            -


STOCK OPTION GRANTS

The Company did not grant stock options to any of the Named Executive Officers during fiscal 2001.

COMPENSATION OF DIRECTORS

Members of the Board of Directors do not receive compensation for service on the Board.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2001, (i) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than five per cent of the Company's Common Stock, (ii) by each of the named executive officers, (iii) by each of the Company's directors and nominees, and (iv) by all directors and executive officers as a group. The Company believes that the person and entities named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.

Name and Address of                                        Shares     Percentage
Beneficial Owner                                        Beneficially
                                                           Owned

Joan and Paul Katzeff(1)                                    979,000(1)     79.3%
(Joan Katzeff, President)
(Paul Katzeff, CEO)
c/o Thanksgiving Coffee Co., Inc.
POB 1918
Fort Bragg, CA 95437

Roy Doughty                                                     200        0.02%
Director
c/o Thanksgiving Coffee Co., Inc.
POB 1918
Fort Bragg, CA 95437

All directors and executive officers as a group (3 persons) 979,200 (1)    79.5%


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

Global Insights, of which Mr. Doughty, a director of the Company, is a principal, is party to a one -year consulting agreement that commenced January 1, 2001 for the provision of specific business functions including a provision of shareholder relation services for $18,000 per year. In 2000, Global Insights received an aggregate of $18,000 for similar consulting services.

The Company carries insurance indemnifying its directors and certain officers and certain employees against certain liabilities by reason of their status or service as directors or officers or employees of the Company.

The Company has four notes payable to its major shareholders, Paul Katzeff, CEO and Joan Katzeff, President. At December 31, 1999, there was only one note outstanding and the balance was $24,919. During 2000 and 2001, payments of interest were made on the note at a rate of 11% per annum and at December 31, 2000 and 2001 the balance on that note was $24,919. The second note was executed on November 15, 2000, in the principal amount of $50,000 and is payable in monthly installments of $1,649, including interest at 11.5% per annum. Such note had a balance of $48,830 as of December 31, 2000 and $33,889 as of December 31, 2001. The third note was executed on April 2, 2001, in the principal amount of $60,000 and became due in a lump sum on October 2, 2001 together with interest thereon at 10% per annum. The Company repaid $30,000 of the principal on such note on October 2, 2001 and refinanced the remaining $30,000 of the principal such that it becomes due in a lump sum on April 1, 2002 together with interest thereon at 10% per annum. The fourth note was executed on October 1, 2001, in the principal amount of $6,967 and is payable in a lump sum on April 1, 2002 together with interest thereon at a rate of 10% per annum. The Katzeff's have subordinated each of their notes to all other notes payable including the notes payable to Wells Fargo. See Auditors Report, Notes to Financial Statements, Note 6 and Note 12.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits

3.1     Restated Articles of Incorporation of the Company.+
3.2     By laws of the Company.+
3.2.1   Amendment No. 1 to Bylaws of the Company, dated June 3, 1996.++
10.1 Business Loan Agreement dated as of September 5, 1995 by and between the Company and Wells Fargo Bank, N.A., as amended on August 11, 1997.++
10.2    Lease agreements for the Company's Fort Bragg facilities.++++
10.2.1 Extension of Term and Further Amendment to Lease Agreement dated April 1, 1992.+++++
10.2.2  Further Amendment to Lease Agreement dated July 1, 1992.+
10.2.3  Third Amendment to Lease Agreement dated July 1, 1994.+
10.2.4  Exercise Option to Extend Lease Agreement April 1, 1995.+
10.3    Lease Agreement for the Company's Bakery in Mendocino.++++
10.4    Sample Coffee Purchase Agreement.+
10.5 Promissory Note issued by the Company to Joan and Paul Katzeff dated as of April 17, 1996.++++
10.6 Promissory Note issued by the Company to Joan and Paul Katzeff dated as of December 30, 1990.++++
10.7 Stock Purchase Agreement between the Company, Sustainable Harvest, Inc. and David Griswold as of December 31, 1997.!!!
10.8    Summary Plan Description of the Company's Profit Sharing Plan.! +++++
10.9 Business Loan Agreement dated as of August 13, 1997 by and between the Company and Wells Fargo Bank, N.A. +++++
10.10 Business Loan Agreement dated as of January 6, 1999 by and between the Company and Wells Fargo Bank, N.A.!!!
10.11 Non-exclusive License Agreement dated as of July 14, 1998 by and between the Company and Wyland International, LLC.!!!
10.12 Business Loan Agreement dated as of November 30, 2000 by and between the Company and Wells Fargo Bank, N.A.!!!!
10.13 Promissory Note issued by the Company to Joan and Paul Katzeff dated as of April 1, 2001 **
10.14 Promissory Note issued by the Company to Joan and Paul Katzeff dated as of October 2, 2001 ***
10.15 Promissory Note issued by the Company to Joan and Paul Katzeff dated as of October 1, 2001
24.1    Consent of Sallmann, Yang & Alameda.!!!!

(b) Reports on 8-K



None. _______________________________________________

..     Incorporated by reference to the exhibits to the Company's Registration
      Statement on Form S-1 (File No 33-96070-LA).
++ Incorporated by reference to the exhibits to the Company's Form 10-QSB for the quarter ended March 31, 1998.
+++ Incorporated by reference to the exhibits to the Company's Form 10-QSB for the quarter ended June 30, 1998.
++++ Incorporated by reference to the exhibits to the Company's Form 10-QSB for the quarter ended September 30, 1998.
+++++ Incorporated by reference to the exhibits to the Company's Form 10-KSB for the year ended December 31, 1998.

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

!!!! Incorporated by reference to the exhibits to the Company's Form 10-KSB for the year ended December 31, 2000.

**Incorporated by reference to the exhibits to the Company's Form 10-QSB for the quarter ended June 30, 2001.

*** Incorporated by reference to the exhibits to the Company's Form 10-QSB for the quarter ended September 30, 2001.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

       Name                  Title                                  Date

/s/ Paul Katzeff            Chief Executive Officer               March 25, 2002
_____________________       (Principal Executive Officer)
Paul Katzeff                and Director

 /s/ Joan Katzeff           President, Chief Financial Officer    March 25, 2002
_____________________       (Principal Financial and Accounting
Joan Katzeff                Officer) and Director

/s/ Roy Doughty             Director                              March 25, 2002
---------------------
Roy Doughty

ITEM 14 FINANCIAL STATEMENTS

To the Board of Directors
Thanksgiving Coffee Company, Inc.
Fort Bragg, California

We have audited the accompanying balance sheets of Thanksgiving Coffee Company, Inc. (a California Corporation) as of December 31, 2001 and 2000 and the related statements of income, accumulated deficit and cash flows for the each of the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Thanksgiving Coffee Company, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years ended December 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16 of the Notes to the Financial Statement, Thanksgiving Coffee Company, Inc. adopted the Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" as of December 31, 2001. In our opinion, generally accepted accounting principles require the effect of the change in accounting principles to be reported as a separate item in the income (loss) before extraordinary items (if any) and net income (loss).

SALLMANN, YANG & ALAMEDA
An Accountancy Corporation


_________________________________
Kathleen M. Alameda
Certified Public Accountant

March 8, 2002

                        Thanksgiving Coffee Company, Inc.

                                 Balance Sheets

                                                           December 31
                                                      2001             2000
                                                  -----------------------------
Assets
Current assets
  Cash                                            $    98,876       $    41,895
  Accounts receivable                                 324,505           380,874
  Note receivable-Griswold                                 --            10,000
  Employee receivable                                     250               872
  Inventory                                           379,470           503,868
  Prepaid expenses                                     60,934            68,491
                                                  -----------------------------
Total current assets                                  864,035         1,006,000

Property and equipment
  Property and equipment                            2,426,369         2,336,055
  Accumulated depreciation                         (1,818,218)       (1,609,761)
                                                  -----------------------------
Total property and equipment                          608,151           726,294

Other assets
  Deposits and other assets                            41,219            42,055
  Note receivable-Griswold                                 --             2,028
  Intangibles, net of amortization                    220,580           236,530
  Deferred tax asset                                   60,352             7,836
                                                  -----------------------------
Total other assets                                    322,151           288,449
                                                  -----------------------------
Total assets                                      $ 1,794,337       $ 2,020,743
                                                  =============================

                        Thanksgiving Coffee Company, Inc.

                                 Balance Sheets

                                                           December 31
                                                       2001           2000
                                                   --------------------------
Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                 $   322,232    $   492,538
  Notes payable-bank, current portion                  106,134        112,800
  Notes payable-other, current portion                  49,888         45,200
  Notes payable-shareholders, current portion           78,639         39,859
  Capital lease obligations, current portion             4,335         33,760
  Accrued liabilities                                   47,024         46,306
  Deferred income taxes                                 14,354         10,288
                                                   --------------------------
Total current liabilities                              622,606        780,751

Long term debt
  Notes payable-bank                                   278,400        384,534
  Notes payable-other                                   60,286        110,174
  Notes payable-shareholders                            17,136         33,890
  Capital lease obligations                                 --          4,336
                                                   --------------------------
Total long term debt                                   355,822        532,934
                                                   --------------------------
Total liabilities                                      978,428      1,313,685

Shareholders' equity
  Common stock, no par value,
    1,960,000 shares authorized,
    1,234,544 shares issued and outstanding            861,816        861,816
  Additional paid in capital                            24,600         24,600
  Accumulated deficit                                  (70,507)      (179,358)
                                                   --------------------------
Total shareholders' equity                             815,909        707,058
                                                   --------------------------
Total liabilities and shareholders' equity         $ 1,794,337    $ 2,020,743
                                                   ==========================

                        Thanksgiving Coffee Company, Inc.

                              Statements of Income

                                                                                Years ended December 31
                                                                     2001                 2000                 1999
                                                                 -----------------------------------------------------
Income
  Net sales                                                      $ 5,169,674          $ 5,391,482          $ 5,536,095
  Cost of sales                                                    2,762,426            2,897,929            3,066,073
                                                                 -----------------------------------------------------
Gross profit                                                       2,407,248            2,493,553            2,470,022

Operating expenses
  Selling, general and administrative expenses                     2,053,318            2,200,577            2,056,774
  Depreciation and amortization                                      202,009              204,989              182,965
                                                                 -----------------------------------------------------
Total operating expenses                                           2,255,327            2,405,566            2,239,739
                                                                 -----------------------------------------------------
Operating income                                                     151,921               87,987              230,283

Other income (expense)
  Interest income                                                      2,784                2,575                5,550
  Miscellaneous income (expense)                                      (8,271)              12,238                1,459
  Gain (loss) on sale of equipment                                     1,523                   --                 (814)
  Labor settlement expense                                                --              (60,000)                  --
  Interest expense                                                   (84,743)             (97,650)            (117,205)
                                                                 -----------------------------------------------------
Total other income (expense)                                         (88,707)            (142,837)            (111,010)
                                                                 -----------------------------------------------------
Income (loss) before income taxes and cumulative
  effect of a change in accounting principle                          63,214              (54,850)             119,273
Income tax benefit (expense)                                          47,650              (30,883)             (14,909)
Cumulative effect of change in accounting principle                   (2,013)                  --                   --
                                                                 -----------------------------------------------------
Net income (loss)                                                $   108,851          $   (85,733)         $   104,364
                                                                 =====================================================
Earnings (loss) per share (basic)                                $      0.09          $     (0.07)         $      0.08
                                                                 =====================================================
Earnings (loss) per share (dilutive)                             $      0.09          $     (0.07)         $      0.08
                                                                 =====================================================

                        Thanksgiving Coffee Company, Inc.

                        Statements of Accumulated Deficit

                                                                December 31
                                                     2001                2000            1999
                                                -----------------------------------------------
Accumulated deficit, beginning                   $  (179,358)       $    (93,625)    $ (197,989)
Net income (loss)                                    108,851             (85,733)       104,364
                                                -----------------------------------------------
Accumulated deficit, ending                      $   (70,507)       $   (179,358)    $  (93,625)
                                                ===============================================

                        Thanksgiving Coffee Company, Inc.

                            Statements of Cash Flows

                                                                             Years ended December 31
                                                                         2001            2000         1999
                                                                     ----------------------------------------
 Operating activities
 Net income (loss)                                                   $   108,851     $  (85,733)    $ 104,364
 Noncash items included in net income (loss)
     Depreciation and amortization                                       224,818        228,919       204,702
     Gain (loss) on sale of equipment                                     (1,523)             -           814
     Cumulative effect of change in accounting principle                   2,013              -             -
 Changes in operating assets and liabilities
   Receivables                                                            56,991         14,283        20,677
   Inventory                                                             124,398        (16,589)      (13,561)
   Prepaid expenses                                                        7,557        (11,341)      (18,134)
   Deposits and other assets                                                 836            285        (1,049)
   Accounts payable                                                     (170,306)        85,615       (47,324)
   Accrued liabilities                                                       718          4,544         4,429
   Deferred income taxes                                                 (48,450)        30,083        13,309
                                                                     ----------------------------------------
 Net cash provided by operating activities                               305,903        250,066       268,227

 Investing activities
   Purchases of property and equipment                                   (94,551)      (117,979)     (123,448)
   Proceeds from sale of equipment                                         3,167              -           800
   Purchases of intangible assets                                              -         (2,500)       (3,250)
                                                                     ----------------------------------------
 Net cash used by investing activities                                   (91,384)      (120,479)     (125,898)

 Financing activities
   Payments from notes receivable                                         12,028         10,000        10,000
   Proceeds from notes payable                                            66,967         64,302        15,753
   Repayments of notes payable and capital leases                       (236,533)      (203,150)     (205,651)
   Repurchase of common stock                                                  -              -       (11,000)
                                                                     ----------------------------------------
 Net cash used by financing activities                                  (157,538)      (128,848)     (190,898)

 Net increase (decrease) in cash                                          56,981            739       (48,569)
 Cash at beginning of year                                                41,895         41,156        89,725
                                                                     ----------------------------------------
 Cash at end of year                                                 $    98,876     $   41,895     $  41,156
                                                                     ========================================

                        Thanksgiving Coffee Company, Inc.

                          Notes to Financial Statements

                        December 31, 2001, 2000 and 1999

1.    Summary of Significant Accounting Policies

Description of Business

Thanksgiving Coffee Company, Inc. (the Company), is a corporation that purchases and roasts high-quality whole bean coffees and sells them to restaurants, grocery stores and other retail outlets. These products are sold primarily through its own distribution network in the Northern California area. Distributors and retailers do not have the right to return products. Additionally, the Company produces and sells a line of high-quality tea products under the trademark of Royal Gardens Tea Company. The Company also sells coffee, tea and related specialty products through mail order and internet sales on a nationwide basis. The Company sells sandwiches, pastries, coffee and tea through a bakery located in Mendocino, California.

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

Trademarks and Tradenames

Trademarks and tradenames are being amortized on a straight-line basis over forty (40) years. Total amortization expense for the years ended December 31, 2001, 2000 and 1999 was $128, $128 and $105, respectively.

Investments in Consolidated Companies

On November 1, 1997, the Company sold its subsidiary, Sustainable Harvest, Inc. The Company has a note receivable from the purchaser of Sustainable Harvest, Inc. reflected on the books as a result of the sale, with a principal balance of $0 and $12,028 as of December 31, 2001 and 2000, respectively (See Note 13).

Profit Sharing Plan

The Company has a profit sharing plan covering substantially all of its employees. Benefits are based upon years of service and the employee's compensation during the employment period. No contributions to the profit sharing plan were made for the years ended December 31, 2001, 2000 and 1999.

                        Thanksgiving Coffee Company, Inc.

1.    Summary of Significant Accounting Policies (continued)

Futures and Options Contracts

The Company occasionally enters into exchange traded coffee futures and options contracts with the objective of minimizing cost risk due to market fluctuations. The Company does not define these contracts as hedge instruments pursuant to accounting principles and practices designated in Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts. Accordingly, changes in the market value of futures contracts (unrealized gains and losses) are reported by the Company in the period in which the change occurs and are included as a component of shareholders' equity. Realized gains and losses are a component of costs of goods sold. The Company did not have any futures or options contracts in effect as of December 31, 2001, 2000 and 1999.

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

Reclassifications

Certain amounts in the year 1999 and 2000 financial statements have been reclassified to conform to the 2001 presentation. Such reclassifications had no effect on reported net income.

                        Thanksgiving Coffee Company, Inc.

2.    Accounts Receivable

Accounts receivable consist of the following:

                                                           2001          2000
                                                       ------------------------

Accounts receivable                                    $  332,564    $  385,914
Less: Allowance for doubtful accounts                      (8,059)       (5,040)
                                                       ------------------------
Accounts receivable, net                               $  324,505    $  380,874
                                                       ========================

The Company uses the percentage method for uncollectible accounts. The allowance for doubtful accounts is estimated at approximately 1% of total non-cash sales. Bad debt expense for the years ended December 31, 2001, 2000 and 1999 was $13,970, $5,506 and $11,221, respectively. The adjustments to the allowance account for the years ended December 31, 2001 and 2000 were $3,019 and ($10,896), respectively.

3.    Inventory

Inventory consists of the following:

                                                           2001          2000
                                                     --------------------------
Coffee
   Unroasted                                         $    82,065    $   157,993
   Roasted                                                99,084        105,920
Tea                                                       14,493         23,860
Packaging, supplies and other merchandise
 held for sale                                           183,828        216,095
                                                     --------------------------
Total inventory                                      $   379,470    $   503,868
                                                     ==========================

4.    Property and Equipment

Property and equipment consists of the following:
                                                           2001          2000
                                                     --------------------------
Equipment and fixtures                               $ 1,448,492    $ 1,212 082
Furniture and equipment                                  280,516        279,018
Leasehold improvements                                   405,299        389,095
Transportation equipment                                  91,570         86,613
Marketing equipment                                      106,926         66,180
Property held under capital leases                        93,566        303,067
                                                     --------------------------
Total property and equipment                           2,426,369      2,336,055
                                                     --------------------------
Accumulated depreciation                              (1,818,218)    (1,609,761)
                                                     --------------------------
Property and equipment, net                          $   608,151    $   726,294
                                                     ==========================

                        Thanksgiving Coffee Company, Inc.

Marketing equipment includes costs to develop a website for on-line sales and promotion. The costs related to the website are being depreciated on the straight-line method over three years.

Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $210,880, $212,037 and $187,885, respectively.

5.   Intangible Assets

Intangible assets consist of the following:

                                                        2001             2000
                                                    ----------------------------
Goodwill                                            $  198,000       $  198,000
Leasehold value                                         67,000           67,000
Start-up costs (Note 16)                                     -           34,882
Organizational costs (Note 16)                               -           28,565
Refinance cost                                           2,500            2,500
Trademark                                                5,127            5,127
                                                    ----------------------------
Total intangible assets                                272,627          336,074
Accumulated amortization - goodwill                    (26,227)         (21,151)
Accumulated amortization - other intangible assets     (25,820)         (78,393)
                                                    ----------------------------
Intangible assets, net                              $  220,580       $  236,530
                                                    ============================

Goodwill represents the costs associated with the acquired divisions over the fair value of their net assets at date of acquisition. Goodwill is being amortized on the straight-line method over thirty-nine years.

Amortization expense for the years ended December 31, 2001, 2000 and 1999 was $13,938, $16,882 and $16,817, respectively.

                        Thanksgiving Coffee Company, Inc.

 6.    Long Term Debt

Notes Payable

                                                                                         2001           2000
                                                                                      --------------------------
Note payable to Wells Fargo Bank, payable in monthly installments of $7,733 plus interest at 3.00% over prime rate beginning December 15, 2000 (7.75% at December
31, 2001), final payment is due on January 15, 2005. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract
rights.                                                                               $   371,200    $         -

Note payable to Wells Fargo Bank, payable in monthly installments of $8,356 plus interest at 2.75% over prime rate beginning February 15, 2000, (12.50% at
December 31, 2000) final payment is due in January 2001. The note is collateralized by a security interest of first priority in all accounts
receivable, inventory, equipment, fixtures and improvements.                                    -        464,000

Note payable to Wells Fargo Bank, payable in monthly installments of $1,667 plus interest at 1.00% over prime rate (5.75% at December 31, 2001), final payment is due on August 15, 2002. The note is secured by all accounts receivable,
inventory, equipment, fixtures and improvements.                                           13,334         33,334

Note payable to majority stockholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12.00%, with balance due on demand after June
31, 1996. The stockholders have subordinated this note to all notes payable
including Wells Fargo Bank as described above.                                             24,919         24,919

Note payable to majority stockholders, Paul and Joan Katzeff, payable in monthly installments of $1,649 including interest at 11.50%, with final payment due on
November 17, 2003.                                                                         33,889         48,830

Note payable to Laoma Yaski for the purchase of Mendocino Bakery, payable in monthly installments of $4,249, including interest at 10.00%, secured by
property and equipment at the bakery, final payment due on November 14, 2003.              88,606        128,543

                        Thanksgiving Coffee Company, Inc.

                                                                                       2001            2000
                                                                                    -----------------------------
Note payable to Chase Manhattan Bank, payable in monthly installments of $324, including interest at 8.637%, secured by a vehicle, final payment due on
October 26, 2004.                                                                   $   9,748       $   12,659

Note payable to Chase Manhattan Bank, payable in monthly installments of $304, including interest at 9.90% secured by vehicle, final payment due on November
16, 2005.                                                                              11,820           14,174

Note payable to majority stockholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 10.00%, with balance due in lump sum on April
2, 2002, unsecured.                                                                    30,000                -

Note payable to majority stockholders, Paul and Joan Katzeff, payable in one lump sum on April 1, 2002, including interest at 10.00%. The shareholders have subordinated this note to all notes payable including Wells Fargo as described
above, unsecured.                                                                       6,967                -

Capital Lease Obligations

Note payable to Manifest Group, payable in monthly installments of $1,031, including interest at 15.315%, secured by equipment, final payment due in
January 2001.                                                                               -            1,017

Note payable to Imperial Capital, payable in monthly installments of $840, including interest at 17.263%, secured by equipment, final payment due in
January 2001.                                                                               -              828

Note payable to Granite Financial, payable in monthly installments of $1,139, including interest at 17.607%, secured by equipment, final payment due in June
2001.                                                                                       -            6,495

Note payable to First Sierra Computer Equipment, payable in monthly installments of $1,297, including interest at 14.00%, secured by equipment, final payment due
on February 26, 2002.                                                                   2,550           16,668

                        Thanksgiving Coffee Company, Inc.

                                                                                               2001               2000
                                                                                           -----------------------------
Note payable to Security Financial, payable in monthly installments of $910, including interest at 15.529%, secured by equipment, final payment due on
February 22, 2002.                                                                         $    1,785         $    1,785

Note payable to Centerpoint, payable in monthly installments of $517, including
interest at 19.225%, secured by equipment, final payment due in March 2001.                         -              1,502
                                                                                           -----------------------------
                                                                                              594,818            764,553
Less current portion                                                                         (238,996)          (231,619)
                                                                                           -----------------------------

Long term portion of notes payable and capital lease obligations                           $  355,822         $  532,934
                                                                                           =============================

6. Long Term Debt (continued)

All of the above notes payable and capital lease obligations with the exception of the First Sierra Computer Equipment capital lease are personally guaranteed by the Company's majority stockholders.

Interest paid for the years ended December 31, 2001, 2000 and 1999 was $84,743, $97,650 and $117,205, respectively.

At December 31, 2001, maturities of notes payable and capital lease obligations are as follows:

                 Years Ending
                 December 31
                 -----------
                    2002                                 $   238,996
                    2003                                     160,748
                    2004                                      99,081
                    2005                                      95,993
                    Thereafter                                     -
                                                         -----------
                                                         $   594,818
                                                         ===========

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

                        Thanksgiving Coffee Company, Inc.

7.   Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                            2001          2000           1999
                                        ----------------------------------------
     Federal - current                   $        -    $        -    $         -
     Federal - deferred                     (22,759)       17,594          6,531
                                                800           800            800

     State - prior                                -             -            800
     State - deferred                       (25,691)       12,489          6,778
                                        ----------------------------------------
     Total                                 ($47,650)   $   30,883    $    14,909
                                        ========================================

The Company computes income taxes using the asset and liability method under which deferred income taxes are provided for temporary differences between the financial bases of the Company's assets and liabilities. As of December 31, 2001 and 2000, deferred tax assets recognized for deductible temporary differences and loss carryforwards total $60,352 and $7,836, respectively. Deferred tax liabilities recognized for taxable temporary differences total $14,354 and $10,288, respectively. The Company has a California manufacturer's credit carryforward of $27,017 which may be used to offset California income taxes in the future.

The Company has capital loss, contribution and net operating loss carryovers to offset future income tax. If not used, these credits will expire as follows:

     Federal

       Years ending         Capital                  Net Operating

       December 31    Loss           Contributions        Loss           Total
       -----------    ----------------------------------------------------------
          2002        $  29,471        $  11,419       $         -     $  40,890
          2003                -           11,289                 -        11,289
          2005                -           12,067                 -        12,067
          2006                -            1,063                 -         1,063
          2012                -                -           394,334       394,334
          2018                                             128,576       128,576
                      ----------------------------------------------------------
                      $  29,471        $  35,838       $   522,910     $ 588,219
                      ==========================================================

                        Thanksgiving Coffee Company, Inc.

    California

    Years ending          Capital                      Net Operating

                           Loss         Contributions  Loss             Total
                         -----------------------------------------------------
    December 31

              2002       $ 29,471       $     --       $ 26,727       $ 56,198

              2003             --         10,728         64,341         75,069

              2004             --         14,863             --         14,863

              2005             --         12,299             --         12,299
                         -----------------------------------------------------
                         $ 29,471       $ 37,890       $ 91,068       $158,429
                         =====================================================

Income taxes paid for the years ended December 31, 2001, 2000 and 1999 were $800, $800 and $1,600, respectively.

8. Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancellable operating leases with terms ranging from three to five years.

At December 31, 2001, minimum annual lease payments due under these agreements are as follows:

           Years ending
           December 31
           -----------
              2002                                            $  52,243
              2003                                               39,122
              2004                                               34,893
              2005                                               34,893
              2006 and thereafter                                19,702
                                                             ----------
                                                              $ 180,853
                                                             ==========

Total operating lease payments were $77,567, $93,319 and $102,018 for the years ended December 31, 2001, 2000 and 1999, respectively.

                        Thanksgiving Coffee Company, Inc.

9.   Common Stock

                                                  Number of         No Par
                                                    Shares           Value
                                              --------------------------------
     Beginning balance, January 1, 2000           1,234,544   $     861,816
     No activity                                          -               -
                                              --------------------------------
     Balance, December 31, 2000                   1,234,544         861,816
     No activity                                          -               -
                                              --------------------------------
     Ending balance, December 31, 2001            1,234,544   $     861,816
                                              ================================

981,000 shares originally issued are restricted.

10.   Stock Option Purchase Plan

Under the terms of the Company's stock option purchase plan (see Note 13), options to purchase shares of its common stock are granted at a price of $5 per share. Options expire at various dates through 2003. Following is a summary of transactions:

                                                                    20,000
  Beginning balance, January 1, 2000
  Shares expired during the year                                    (4,000)
  Shares exercised during the year                                       -
                                                                   -------
                                                                    16,000
  Balance, December 31, 2000
  Shares expired during the year                                         -
  Shares exercised during the year                                       -
                                                                   -------
  Ending balance, December 31, 2001                                 16,000
                                                                   =======

The related compensation expense for the years ended December 31, 2001, 2000 and 1999 is $0, $13,250 and $0, respectively.

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

                      Thanksgiving Coffee Company, Inc.

Any deferred rental amounts are due based upon available cash flow as determined by the Company's management or upon demand of the Company's majority shareholders. Rental expense under the above lease was $103,200, $103,200 and $103,200 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company has made substantial leasehold improvements (see Note 4) and intends, along with its majority shareholders, to exercise all options under the terms of this lease.

The Company leases a bakery establishment in Mendocino, California. The lease currently provides for monthly rental payments of $3,150 and $3,000 as of December 31, 2001 and 2000, respectively. The lease term expires on December 31, 2010.

The company leased warehouse premises in Santa Rosa, California for a one-year period commencing February 1, 2000 at a base rent of $ 928 per month. The company has options to renew the lease for two successive two year renewal periods after the one year term expires. The company exercised an option to renew for a two year term on February 1, 2001.

At December 31, 2001 minimum future rental payments for all leases are as follows:

        Years ending
         December 31
        ------------
            2002                   $   152,136
            2003                       141,928
            2004                       141,000
            2005                       141,000
            2006                       141,000
            Thereafter                 308,550
                                   -----------
                                   $ 1,025,614
                                   ===========

12. Related Party Transactions

The Company has two interest only notes payable due on demand and two principal and interest notes payable to Paul and Joan Katzeff (the Company's majority shareholders, see Note 6). The Company also leases properties from its majority shareholders (see Note 11).

The summary of these related party transactions for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                        2001          2000         1999
                                   --------------------------------------
     Interest expense              $   8,387     $   1,600    $   4,529
     Rent expense                    103,200       103,200      103,200

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

A total of 16,000 stock options may be exercised or sold at any time at the discretion of a past officer, subject to the Company's first right of refusal.

14. Subsequent Events

The Company is pursuing the sale of the Mendocino Bakery and has listed the business with a real estate agent.

15. Change in Accounting Principle

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