Form 10QSB
period 2002-03-31
THANKSGIVING COFFEE CO INC
filed 2002-05-13
CIK 949852

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 33-960-70-LA

THANKSGIVING COFFEE COMPANY, INC.
(Exact name of small business issuer as specified in its charter)

California	94-2823626
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

19100 South Harbor Drive
Fort Bragg, California 95437
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number, including area code: 707: 964-0118

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of May 8, 2002, there were 1,234,544 shares outstanding of common stock of the issuer.

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

THANKSGIVING COFFEE COMPANY, INC.

Thanksgiving Coffee Company, Inc.

For the Three Month Periods
Ended March 31, 2002 and 2001

Thanksgiving Coffee Company, Inc.

Unaudited Financial Statements
For the Three Month Periods Ended March 31, 2002 and 2001

Thanksgiving Coffee Company, Inc.

Balance Sheets
Unaudited
	March 31,
	2002	2001
Assets
Current assets
Cash	$109,758	$76,266
Accounts receivable	326,320	341,895
Note receivable-Griswold	—	10,000
Employee receivable	1,060	648
Inventory	438,352	462,061
Prepaid expenses	10,088	68,516

Total current assets	885,578	959,386
Property and equipment
Property and equipment	2,435,682	2,358,741
Accumulated depreciation	(1,851,824)	(1,663,747)

Total property and equipment	583,858	694,994
Other assets
Deposits and other assets	44,834	48,236
Note receivable-Griswold	—	2,001
Goodwill	170,504	175,580
Other intangibles, net of amortization	47,549	56,615
Deferred tax asset	60,352	7,836

Total other assets	323,239	290,268

Total assets	$1,792,675	$1,944,648

See accompanying notes.

Thanksgiving Coffee Company, Inc.

Balance Sheets
Unaudited
	March 31,
	2002	2001
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$360,073	$501,046
Notes payable-bank, current portion	101,134	112,800
Notes payable-other, current portion	51,134	46,329
Notes payable-shareholders, current portion	79,125	40,298
Capital lease obligations, current portion	—	25,914
Accrued liabilities	72,024	76,082
Deferred income taxes	14,354	10,288

Total current liabilities	677,844	812,757
Long term debt
Notes payable-bank	255,200	356,334
Notes payable-other	47,026	98,160
Notes payable-shareholders	12,639	29,876
Total long term debt	314,865	484,370

Total liabilities	992,709	1,297,127
Shareholders’ equity
Common stock, no par value,1,960,000 shares authorized, 1,234,544 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(86,450)	(238,895)

Total shareholders’ equity	799,966	647,521

Total liabilities and shareholders’ equity	$1,792,675	$1,944,648

See accompanying notes

Thanksgiving Coffee Company, Inc.

Statements of Income
Unaudited
	Three Month Period Ended March 31,
	2002	2001
Income
Net sales	$1,180,649	$1,221,434
Cost of sales	614,107	700,222

Gross profit	566,542	521,212
Operating expenses
Selling, general and administrative expenses	518,296	532,937
Depreciation and amortization	42,679	52,178

Total operating expenses	560,975	585,115

Operating income (loss)	5,567	(63,903)
Other income (expense)
Interest income	140	728
Miscellaneous income (expense)	(6,609)	31,883
Interest expense	(14,241)	(27,445)

Total other income (expense)	(20,710)	5,166

Loss before income taxes	(15,143)	(58,737)
Income tax expense	(800)	(800)

Net loss	$(15,943)	$(59,537)

Loss per share (basic)	$(0.013)	$(0.048)

Loss per share (dilutive)	$(0.013)	$(0.047)

See accompanying notes

Thanksgiving Coffee Company, Inc.

Statements of Accumulated Deficit
Unaudited

	March 31,
	2002	2001
Accumulated deficit, beginning	$(70,507)	$(179,358)
Net loss	(15,943)	(59,537)

Accumulated deficit, ending	$(86,450)	$(238,895)

See accompanying notes

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows
Unaudited

	Three month period ended March 31,
	2002	2001
Operating activities
Net loss	$(15,943)	$(59,537)
Noncash items included in net loss
Depreciation and amortization	47,998	58,351
Changes in operating assets and liabilities
Receivables	(2,625)	39,230
Inventory	(58,882)	41,807
Prepaid expenses	50,846	(25)
Deposits and other assets	(3,615)	(6,181)
Accounts payable	37,841	8,508
Accrued liabilities	25,000	29,776

Net cash provided by operating activities	80,620	111,929

Investing activities
Purchases of property and equipment	(21,178)	(22,716)

Net cash used by investing activities	(21,178)	(22,716)

Financing activities
Repayments of notes payable and capital leases	(48,560)	(54,842)

Net cash used by financing activities	(48,560)	(54,842)

Net increase in cash	10,882	34,371
Cash at beginning of year	98,876	41,895

Cash at end of year	$109,758	$76,266

See accompanying notes

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

March 31, 2002

1.    Summary of Significant Accounting Policies

Description of Business

Thanksgiving Coffee Company, Inc. (the Company), is a corporation that purchases and roasts high-quality whole bean coffees and sells them to restaurants, grocery stores and other retail outlets. These products are sold primarily through its own distribution network in the Northern California area. Distributors and retailers do not have the right to return products. Additionally, the Company produces and sells a line of high-quality tea products under the trademark of Royal Gardens Tea Company™. The Company also sells coffee, tea and related specialty products through mail order and Internet sales on a nationwide basis. The Company sells sandwiches, pastries, coffee and tea through a bakery located in Mendocino, California.

Basis of Presentation

The Company has prepared the financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

Concentration of Credit Risk

The Company grants credit to customers in the retail and food service industries throughout the country. Consequently, the Company’s ability to collect the amounts due from customers is affected by economic fluctuations in the retail and food service industries.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Property and Equipment (continued)

For income tax purposes, depreciation is computed using the accelerated cost recovery system and the modified cost recovery system.

Goodwill and Other Intangible Assets – Adoption of FASB No. 142

Effective January 1, 2002, the Company adopted FASB No. 142, Goodwill and Other Intangible Assets (the Statement). The Statement makes significant changes to the methods and criteria used to amortized goodwill and intangible assets. Under the Statement, goodwill is no longer amortized, but, on an annual basis, must be tested for impairment and possibly written down to reflect an impairment loss. The Statement also requires that certain intangible assets other than goodwill that have indefinite lives, not be amortized until the lives become finite. Intangible assets that do not have indefinite lives are amortized over their useful economic lives.

Intangible assets are amortized over the following estimated useful lives using primarily straight-line basis.

Life in Years
Leasehold value	14
Trademark	40
Refinance cost	5

Goodwill will not be amortized unless events or circumstances occur indicating that impairment exists within a particular reporting unit. Impairment losses, if any, are recorded in the statement of income as part of operating income.

Investments in Consolidated Companies

On October 31, 1996, the Company acquired the assets of Mendocino Bakery, Inc. from Ms. Laoma Yaski in a business combination accounted for as a purchase.

Profit Sharing Plan

The Company has a profit sharing plan covering substantially all of its employees. Benefits are based upon years of service and the employee’s compensation during the employment period. No contributions to the profit sharing plan were made for the three month period ended March 31, 2002.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

1.    Summary of Significant Accounting Policies (continued)

Futures and Options Contracts

The Company occasionally enters into exchange traded coffee futures and options contracts with the objective of minimizing cost risk due to market fluctuations. The Company does not define these contracts as hedge instruments pursuant to accounting principles and practices designated in Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts. Accordingly, changes in the market value of futures contracts (unrealized gains and losses) are reported by the Company in the period in which the change occurs and are included as a component of stockholders’ equity. Realized gains and losses are a component of cost of sales. The Company did not have any futures or options contracts in effect as of March 31, 2002.

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

Reclassifications

Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications had no effect on the reported net loss.

2.    Accounts Receivable

Accounts receivable consist of the following:

Accounts receivable	$332,638
Less: Allowance for doubtful accounts	(6,318)

Accounts receivable, net	$326,320

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

2.    Accounts Receivable (continued)

The Company uses the percentage method for uncollectible accounts. The allowance for doubtful accounts is estimated from 1% to 10% of total outstanding receivables as of March 31, 2002. Bad debt expense for the three month period ended March 31, 2002 was $32. The adjustments to the allowance account for the three month period ended March 31, 2002 was $1,741.

3.     Inventory

Coffee
Unroasted	$149,533
Roasted	86,299
Tea	16,046
Packaging, supplies and other merchandise held for sale	186,474

Total inventory	$438,352

4.    Property and Equipment

Property and equipment consists of the following:

Equipment and fixtures	$1,535,057
Furniture and equipment	280,516
Leasehold improvements	410,107
Transportation equipment	91,571
Marketing equipment	118,431

Total property and equipment	2,435,682
Accumulated depreciation	(1,851,824)

Property and equipment, net	$583,858

Marketing equipment includes costs to develop a website for on-line sales and promotion. Costs related to the Company’s website are depreciated on the straight-line method over three years.

Depreciation expense for the three month period ended March 31, 2002 was $45,471.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

5.    Goodwill and Other Intangible Assets

As part of the adoption of FASB Statement 142 as of January 1, 2002, the Company no longer amortizes goodwill. The Company performed an initial test of impairment on goodwill which resulted no impairment loss as of March 31, 2002.

The change in the carrying value of goodwill during the three month period ended March 31, 2002 follows:

Carrying value – beginning of year	$170,504
Goodwill acquired	—
Goodwill impairment losses	—

Carrying value—end of year	$170,504

Intangible assets subject to amortization consist of the following:

Leasehold value	$67,000
Trademark	2,500
Refinance cost	5,127

Total intangible assets	74,627
Accumulated amortization	(27,078)

Intangible assets, net	$47,549

Amortization expense for the three months ended March 31, 2002 was $2,528.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6.    Long Term Debt

Notes Payable as of March 31, 2002

Note payable to Wells Fargo Bank, monthly installments of $7,733 plus interest at 3% over prime rate beginning December 15, 2000, (7.75% at March 31, 2002), final payment is due on January 15, 2005. The note is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights.	$348,000

Note payable to Wells Fargo Bank, payable in monthly installments of $1,667 plus interest at 1% over prime rate (5.75% at March 31, 2002) final payment is due on August 15, 2002. The note is secured by all accounts receivable, inventory, equipment, fixtures and improvements.	8,333

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996. The shareholders have subordinated this note to all notes payable including Wells Fargo Bank as described above.	24,919

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of $1,649 including interest only at 11.5%, with final payment due on November 17, 2003, unsecured. The shareholders have subordinated this note to all notes payable including Wells Fargo Bank as described above.	29,879

Note payable to Laoma Yaski for the purchase of Mendocino Bakery, payable in monthly installments of $4,249, including interest at 10%, secured by property and equipment at the bakery, final payment due on November 14, 2003.	77,985

Note payable to Chase Manhattan Bank, payable in monthly installments of $324, including interest at 8.637%, secured by a vehicle, final payment due in October 2004.	8,980

Note payable to Chase Manhattan Bank, payable in monthly installments of $304, including interest at 8.637% secured by a vehicle, final payment due on November 16, 2005.	11,195

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6.    Long Term Debt (continued)

Note payable to majority shareholders, Paul and Joan Katzeff, payable in one lump sum on April 1, 2002, including interest at 10.00%. The shareholders have subordinated this note to all notes payable including Wells Fargo as described above, unsecured.	$30,000

Note payable to majority shareholders, Paul and Joan Katzeff, payable in one lump sum on April 1, 2002, including interest at 10.00%. The shareholders have subordinated this note to all notes payable including Wells Fargo as described above, unsecured.	6,967

Subtotal	546,258

Less current portion	(231,393)

Long-term portion of notes payable	$314,865

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6.    Long Term Debt (continued)

Substantially all of the above notes payable are personally guaranteed by the Company’s majority shareholders (See sixth paragraph under Liquidity and Capital Resources).

Interest	paid for the three month period ended March 31, 2002 was $14,241.

As	of March 31, 2002, maturities of notes payable are as follows:

2002	$190,436
2003	160,748
2004	99,081
2005 and thereafter	95,993

$546,258

Based on current borrowing rates, the fair value of the notes payable approximate their carrying amounts.

7.    Income Taxes

The Company computes income taxes using the asset and liability method under which deferred income taxes are provided for temporary differences between the financial bases of the Company’s assets and liabilities. Deferred tax assets recognized for deductible temporary differences and loss carryforward are immaterial for the three month period ended March 31, 2002. Deferred tax liabilities recognized for taxable temporary differences are not material for the three month period ended March 31, 2002. The Company has a federal general business credit carryforward of $14,354, which may be used to offset federal income taxes in the future. The Company also has a California manufacturer’s credit carryforward of $27,017, which may be used to offset California income taxes in the future.

The components of the provision for income taxes for the three month period ended March 31, 2002 is as follows:

State – current	$800

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7.    Income Taxes (continued)

The Company has net operating loss and contribution carryovers to offset future income tax. If not used, these credits will expire as follows:

Federal
Years ending	Capital		Net Operating
December 31,	Loss	Contributions	Loss	Total

2002	$29,471	$11,419	$—	$40,890
2003	—	11,289	—	11,289
2005	—	12,067	—	12,067
2006	—	1,063	—	1,063
2012	—	—	394,334	394,334
2018	—	—	128,576	128,576

	$29,471	$35,838	$522,910	$588,219

California
Years ending	Capital		Net Operating
December 31,	Loss	Contributions	Loss	Total

2002	$29,471	$—	$28,950	$58,421
2003	—	10,728	64,341	75,069
2004	—	14,863	—	14,863
2005	—	12,299	—	12,299

	$29,471	$37,890	$93,291	$160,652

Income taxes paid for the three month period ended March 31, 2002 was $0.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

8.    Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancellable operating leases with terms ranging from three to five years.

As of March 31, 2002, minimum annual lease payments due under these agreements are as follows:

2002	$67,851
2003	47,412
2004	43,431
2005	41,879
2006 and thereafter	24,454

$225,027

Total operating lease payments were $18,778 for the three month period ended March 31, 2002.

9.    Common Stock
	Number of Shares	No Par Value
Beginning balance, January 1, 2001	1,234,544	$861,816
No activity	—	—

Balance, December 31, 2001	1,234,544	861,816
No activity	—	—

Ending balance, March 31, 2002	1,234,544	$861,816

981,000 shares originally issued are restricted.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

10.    Stock Option Purchase Plan

Under the terms of the Company’s stock option purchase plan (See note 13), options to purchase shares of its common stock are granted at a price of $5 per share. Options expire at various dates through 2003. Following is a summary of transactions:

Beginning balance, January 2, 2001	16,000
Shares expired during the year	—
Shares exercised during the year	—

Balance, December 31, 2001	16,000
Shares expired during the three month period	—
Shares exercised during the three month period	—

Ending balance, March 31, 2002	16,000

The related compensation expense for the three month period ended March 31, 2002 was $0.

11.    Long Term Lease

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease provides for monthly rental payments of $8,600 and the Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The lease provides for periodic cost of living increases during the term of the lease, including the option periods. The Company exercised an option to renew for one five year term on March 31, 1995 and the lease was extended for a successive one year term on March 31, 2002. The Company has options to renew the lease for three successive five year renewal periods when the current one year term expires on March 31, 2003.

Any deferred amounts are due based upon available cash flow as determined by the Company’s management or upon demand of the Company’s majority shareholders. Rental expense under the above lease was $25,800 for the three month period ended March 31, 2002. The Company has made substantial leasehold improvements (note 4) and intends along with its major shareholders to exercise all options under the terms of this lease.

The Company leases a bakery establishment in Mendocino, California. The lease provides for monthly rental payments of $3,150 as of March 31, 2002. The lease term expires on September 30, 2010.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

11.    Long Term Lease (continued)

The Company leased warehouse premises in Santa Rosa, California for a one-year period commencing February 1, 2000 at a base rent of $928 per month. The Company has options to renew the lease for two successive two year renewal periods after the one year term expires. The Company exercised an option to renew for a two year term on February 1, 2001.

As of March 31, 2002, minimum future rental payments for all leases are as follows:

2002	$114,102
2003	141,928
2004	141,000
2005	141,000
2006	141,000
Thereafter	270,750

$949,780

12.    Related Party Transactions

As of March 31, 2002, the Company had two interest only notes payable on demand and two principal and interest notes payable to Paul and Joan Katzeff (the Company’s majority shareholders, see note 6). The Company also leases properties from its majority shareholders (see note 11). The summary payments made to Paul and Joan Katzeff in connection with these related party transactions for the three month period ended March 31, 2002 is as follows:

Interest expense	$3,244
Rent expense	$25,800

13.    Commitments

In 1996, the Company purchased a bakery from Laoma Yaski for $350,000. Under the terms of the purchase, the Company agreed to pay an additional $25,000 to Laoma Yaski upon the seven year anniversary of the purchase, provided she does not own, manage or operate a bakery within 250 miles of Mendocino, California during such seven year period.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

13.    Commitments (continued)

A total of 16,000 stock options may be exercised or sold at any time at the discretion of a past officer, subject to the Company’s first right of refusal.

14.    Subsequent Events

On April 1, 2002, the Company repaid the $6,967 note and $15,000 of the $30,000 note to the majority shareholders including accrued interest thereon. The remaining $15,000 was refinanced such that it becomes due on October 1, 2002 in a lump sum (See Note 6).

THANKSGIVING COFFEE COMPANY, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These statements relate to, among other things, sources of liquidity and capital (see Liquidity and Capital Resources). Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green beans, increased competition within the Company’s businesses, variances from budgeted sales mix and growth rate, consumer acceptance of the Company’s new products, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement its business plan, natural disasters, civil unrest in countries which produce coffee and tea, weather and other risks identified herein. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this Quarterly Report on Form 10-QSB.

Three Months Ended March 31, 2002 Compared With Three Months Ended March 31, 2001

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$(40,785)	(3.3%)
Cost of Sales	$(86,115)	(12.3%)
Gross Margin	5.3%	12.5%
Selling, G&A Expense	$(14,641)	(2.8%)
Depreciation & Amortization	$(9,499)	(18.2%)
Interest Expense	$(13,204)	(52%)
Net Income	$(43,594)

Consolidated net sales for the three months ended March 31, 2002 were $1,180,649, down 6% or $40,785 when compared with net sales of $1,221,434 for the same period in fiscal 2001.

Distribution revenues (e.g., revenues generated on our own truck distribution) declined by $48,000 or 7.6% in the three month period ended March 31, 2002 when compared to the same period in fiscal 2001. Nearly half of this loss is a result of a loss in business due to attrition in a territory where a salesman had not been replaced and the remainder of this decline is due to a loss of a customer who began roasting in the fall of 2001. In September of 1999, the salesman in the territory ceased to work with the Company. In an effort to reduce costs, the Company did not rehire a salesperson, but attempted to maintain the business by hiring a driver for the territory. The Company has had to refill this position four times since the salesman has left. Because of the lack of continuity in the driver position and the fact that this position does not have a sales focus, the territory has continued to lose volume. In an effort to reverse this trend, the Company is considering a salesperson for the territory where the salesperson was not replaced. There can be no assurance that any new salesperson will be able to restore or improve revenues in the territory. National revenues (e.g., revenues not derived by mail order and direct truck distribution) were up by approximately $2,000 or .9% in the three month period ended
March 31, 2002 when compared to the same period in fiscal 2001.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) declined nearly $8,000 or 7.6% in the three month period ended March 31, 2002 when compared to the same period in fiscal 2001. The decrease in mail order revenues reflects the lack of spending on new mailings to grow the mailing list and attrition of the current list, partially offset by increased Internet sales of $10,000 (representing nearly a 36% increase over the same period in fiscal 2001). With respect to its mail order business, the Company has shifted its emphasis to Internet sales and increased its expenditures for development of its web site and store.

Sales attributable to operations of the Company’s bakery increased by $14,000 or nearly 9%, in the three month period ended
March 31, 2002 over the same period in 2001, reflecting an increase of $3,000 on account of new wholesale account and increased traffic count in the bakery.

Consolidated cost of sales decreased to $614,107 for the three months ended March 31, 2002 down $86,115 or 12% when compared with cost of sales of $700,222 for the same period in 2001. This decline was a result of lower green bean costs when compared to last year. Green bean costs per pound have dropped from $1.70 per pound average last year to $1.47 per pound this year representing a decrease of nearly 15%.

Consolidated gross margin (gross profit as a percentage of net sales) increased to 48% for the three months ended March 31, 2002, up 12.5% when compared to gross margin of 42.7% for the same period in 2001. This improvement was a result of lower bean costs as noted above while selling prices remained relatively flat. The Company cannot be sure that the lower costs will continue or that selling prices or the market for the Company’s products may not erode.

Consolidated selling, general and administrative expenses were $518,296 for the three months ending March 31, 2002, a $14,641 or nearly 3% decrease when compared to selling general and administrative expenses for the same period in 2001of $532,937. This decrease in selling, general and administrative expenses was due primarily to lower staffing expenses because of a net reduction in a delivery position and an administrative position.

Depreciation and amortization expenses were $42,679 for the three months ended March 31, 2002 a $9,499 or 18.2% decrease when compared to depreciation and amortization expenses of $52,178 for the same period in 2001. The decrease in depreciation is a result of lower fixed asset values and the decrease in amortization is a result of a change in accounting method for startup and other organization costs that were written off at December 31, 2001.

Interest expense decreased to $13,748 for the three months ended March 31, 2002 a drop of $14,241 or nearly 52% when compared to interest expense of $27,445 for the same period in fiscal 2001. This was a result of a decline in total borrowings at March 31, 2002 by nearly $150,000 compared to the same period in 2001 in addition to lower interest rates.

As a result of the foregoing factors, the Company had a consolidated net loss of $15,943 for the three months ended March 31, 2002, compared to a loss of $59,537 for the same period in 2001. Because of the decline in sales and the uncertainty of green bean costs, there can be no assurances that the Company will be profitable in any future period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company had working capital of $207,734 versus working capital of $146,629 as of March 31, 2001. This increase in working capital is primarily a result of a decrease in the loss from the three months ended March 31, 2001and a reduction of debt from that as of March 31, 2001.

Net cash provided by operating activities was $80,620 for the three months ended March 31, 2002 compared to $111,929 provided by operating activities for the three months ended March 31, 2001. The decrease in net cash provided by operating activities was a result of a larger reduction in accounts payable as the Company became current with most of its vendors partially offset by decreases in inventory, receivables and net loss.

Cash used by investing activities was $21,178 for the three months ended March 31, 2002, compared to $22,716 for the same period last year. Lower capital expenditures plus a sale of fully depreciated equipment accounted for the decrease. Capital expenditures for this year are primarily for the Company’s web site and store.

Net cash used in financing activities for the three months ended March 31, 2002 was $48,560 compared to a net repayment of debt of $54,842 during the same period in 2001. This decrease was a result of a reduction of total debt as of January 1, 2002 by more than $150,000 as compared to January 1, 2001.

Because of the aforementioned activities, cash at March 31, 2002 was $109,758 compared to $76,266 at March 31, 2001.

At March 31, 2002, the Company had total borrowings of $546,258, including $356,334 outstanding to Wells Fargo Bank. This compares to total borrowings of $709,711 as of March 31, 2001, including $469,134 outstanding to Wells Fargo at that time. The Company’s accounts receivable, inventory, equipment, fixtures and improvements secure the borrowings. Substantially all of the borrowings are guaranteed by the Company’s majority shareholders.

In December of 2000, the majority shareholders loaned the Company $50,000, payable in monthly installments of $1,649, unsecured, due in November 2003. In April 2001, the majority shareholders loaned the Company $60,000, due October 1, 2001 in a lump sum. In October 2001, the majority shareholders loaned the Company $6,967, due April, 1 2002 in a lump sum. All debt due to the majority shareholders is subordinated to Wells Fargo. Subsequent to September 30, 2001, the Company made a payment to the majority shareholders of $30,000 on the $60,000 note and refinanced the remaining $30,000 such that it became due on April 1, 2002 in a lump sum. On April 1, 2002, the Company paid $15,000 of the $30,000 note including accrued interest thereon and refinanced the remaining $15,000 such that it becomes due on October 1, 2002, in a lump sum (See Exhibit 10.16 attached). On April 1, 2002, the Company repaid the $6,967 note including accrued interest thereon.

The Company believes that its existing capital resources and revenues that it anticipates will be generated from operations will be sufficient to meet its cash requirements for the next 12 months at its current level of operations.

The Company is dependent on successfully executing its business plan to finance its immediate working capital needs. There can be no assurance that the Company will be successful in this regard. If the company is not able to meet its credit obligations, the Company’s business could be materially and adversely affected.

SEASONALITY AND OTHER FACTORS AFFECTING PERFORMANCE

The Company’s business is seasonal in nature. The seasonal availability of green bean coffee in the first two quarters of the year and increased sales in the last quarter historically creates a high use of cash and a build up in inventories in the first two quarters, with a corresponding decrease in inventory and increase in cash in the last quarter. Because of the seasonality of the Company’s business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Furthermore, past seasonal patterns are not necessarily indicative of future results.

INDEMNIFICATION MATTERS

The Company’s Bylaws provide that the Company may indemnify its directors, officers, employees and other agents to the fullest extent permitted by California law. The Company believes that indemnification under its Bylaws also permits the Company to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether California law would permit indemnification. The Company maintains such liability insurance for its directors and certain officers and employees.

At present, there is no pending litigation or proceeding involving any director, officer, employee or agent of the Company where indemnification would be required or permitted. The Company is not aware of any pending or threatened litigation or proceeding that might result in a claim for such indemnification.

PART II— OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

- Not Applicable -

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

- Not Applicable -

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

- Not Applicable-

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- Not Applicable -

ITEM 5.     OTHER INFORMATION

- Not Applicable -

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.     Exhibits

10.16 Promissory Note issued by the Company to Joan and Paul Katzeff dated as of April 1, 2002

- Not Applicable -

b.    Form 8-K

No reports on Form 8-K were filed during the period from January 1, 2002 to March 31, 2002

            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Paul Katzeff Paul Katzeff	Chief Executive Officer	May 13, 2001

/s/ Joan Katzeff Joan Katzeff	President	May 13, 2001