Form 10QSB
period 2002-06-30
THANKSGIVING COFFEE CO INC
filed 2002-08-12
CIK 949852

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2002

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

Yes    ☒                         No    ☐

As of August 8, 2002, there were 1,234,544 shares outstanding of common stock of the issuer.

Transitional Small Business Disclosure Format (check one):

Yes    ☐                         No    ☒

THANKSGIVING COFFEE COMPANY, INC.

INDEX

PART I. FINANCIAL INFORMATION

Financial Statements

Thanksgiving Coffee Company, Inc.

For the Three and Six Month Periods Ended
June 30, 2002 and 2001

Thanksgiving Coffee Company, Inc.

Unaudited Financial Statements

For the Three and Six Month Periods ended June 30, 2002 and 2001

Thanksgiving Coffee Company, Inc.

Balance Sheets
Unaudited

	June 30,

	2002	2001

Assets
Current assets
Cash	$48,152	$104,461
Accounts receivable	299,942	330,834
Note receivable-Griswold	–	10,000
Inventory	387,709	452,217
Prepaid expenses	22,291	29,057

Total current assets	758,094	926,569

Property and equipment
Property and equipment	2,473,631	2,387,362
Accumulated depreciation	(1,896,570)	(1,716,809)

Total property and equipment	577,061	670,553

Other assets
Deposits and other assets	40,983	46,880
Note receivable-Griswold	–	2,000
Goodwill	171,773	174,311
Other intangibles, net of amortization	46,079	53,601
Deferred tax asset	60,352	7,836

Total other assets	319,187	284,628

Total assets	$1,654,342	$1,881,750

See accompanying notes	5

Thanksgiving Coffee Company, Inc.

Balance Sheets
Unaudited

	June 30,

	2002	2001

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$312,217	$484,043
Notes payable-bank, current portion	96,134	112,800
Notes payable-other, current portion	52,411	47,486
Notes payable-shareholders, current portion	57,659	100,740
Capital lease obligations, current portion	–	16,728
Accrued liabilities	43,562	47,723
Deferred income taxes	14,354	10,288

Total current liabilities	576,337	819,808

Long term debt
Notes payable-bank	232,000	328,134
Notes payable-other	33,435	85,846
Notes payable-shareholders	8,012	25,752

Total long term debt	273,447	439,732

Total liabilities	849,784	1,259,540

Shareholders’ equity
Common stock, no par value,
1,960,000 shares authorized,
1,234,544 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(81,858)	(264,206)

Total shareholders’ equity	804,558	622,210

Total liabilities and shareholders’ equity	$1,654,342	$1,881,750

See accompanying notes	6

Thanksgiving Coffee Company, Inc.

Statements of Income
Unaudited

	Three Months	Six Months	Three Months	Six Months
	Period Ended	Period Ended	Period Ended	Period Ended
	June 30, 2002	June 30, 2002	June 30, 2001	June 30, 2001

Income
Net sales	$1,230,714	$2,411,363	$1,284,341	$2,505,775
Cost of sales	637,044	1,251,151	690,644	1,390,866

Gross profit	593,670	1,160,212	593,697	1,114,909

Operating expenses
Selling, general and administrative expenses	526,703	1,044,999	547,923	1,080,860
Depreciation and amortization	39,575	82,254	51,411	103,589

Total operating expenses	566,278	1,127,253	599,334	1,184,449

Operating income (loss)	27,392	32,959	(5,637)	(69,540)

Other income (expense)
Interest income	55	195	428	1,156
Miscellaneous expense	(6,656)	(13,265)	(770)	31,113
Loss on sale of equipment	–	–	(138)	(138)
Interest expense	(16,199)	(30,440)	(19,194)	(46,639)

Total other income (expense)	(22,800)	(43,510)	(19,674)	(14,508)

Income (loss) before income taxes	4,592	(10,551)	(25,311)	(84,048)
Income tax expense	–	(800)	–	(800)

Net income (loss)	$4,592	$(11,351)	$(25,311)	$(84,848)

Earnings (loss) per share (basic)	$0.004	$(0.009)	$(0.021)	$(0.069)

Earnings (loss) per share (dilutive)	$0.004	$(0.009)	$(0.020)	$(0.068)

See accompanying notes	7

Statements of Accumulated Deficit
Unaudited

	June 30,

	2002	2001

Accumulated deficit, beginning	$(70,507)	$(179,358)
Net loss	(11,351)	(84,848)

Accumulated deficit, ending	$(81,858)	$(264,206)

See accompanying notes	8

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows
Unaudited

	Six Months Periods Ended June 30,

	2002	2001

Operating activities
Net loss	$(11,351)	$(84,848)
Noncash items included in net loss
Depreciation and amortization	92,945	115,696
Loss on disposal of equipment	–	138
Changes in operating assets and liabilities
Receivables	24,813	50,940
Inventory	(8,239)	51,651
Prepaid expenses	38,643	39,434
Deposits and other assets	236	(4,825)
Accounts payable	(10,015)	(8,495)
Accrued liabilities	(3,462)	1,417

Net cash provided by operating activities	123,570	161,108

Investing activities
Proceeds from disposal of equipment	–	784
Purchases of property and equipment	(59,127)	(52,259)

Net cash used by investing activities	(59,127)	(51,475)

Financing activities
Proceeds from note payable	–	60,000
Repayments of notes payable and capital leases	(115,167)	(107,067)

Net cash used by financing activities	(115,167)	(47,067)

Net increase (decrease) in cash	(50,724)	62,566
Cash at January 1, 2002 and 2001	98,876	41,895

Cash at June 30, 2002 and 2001	$48,152	$104,461

See accompanying notes	9

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

June 30, 2002

1.    Summary of Significant Accounting Policies

Description of Business

Thanksgiving Coffee Company, Inc. (the Company), is a corporation that purchases and roasts high-quality whole bean coffees and sells them to restaurants, grocery stores and other retail outlets. These products are sold primarily through its own distribution network in the Northern California area. Outside of Northern California, the Company ships nationally throughout the fifty states by common carriers selling direct or through brokers and distributors. Distributors and retailers do not have the right to return products. Additionally, the Company produces and sells a line of high-quality tea products under the trademark of Royal Gardens Tea Company. The Company also sells coffee, tea and related specialty products through mail order and Internet sales on a nationwide basis. The Company sells sandwiches, pastries, coffee and tea through a bakery located in Mendocino, California.

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

Effective January 1, 2002, the Company adopted FASB 142, Goodwill and Other Intangible Assets (the Statement). The Statement makes significant changes to the methods and criteria used to amortize goodwill and intangible assets. Under the Statement, goodwill is no longer amortized, but, on an annual basis, must be tested for impairment and possibly written down to reflect an impairment loss. The Statement also requires that certain intangible assets other than goodwill that have indefinite lives, not be amortized until the lives become finite. Intangible assets that do not have indefinite lives are amortized over their useful economic lives.

Intangible assets are amortized over the following estimated useful lives using primarily straight-line basis.

Life in Years

Leasehold value	14
Trademark	17
Refinance Cost	5

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

1.    Summary of Significant Accounting Policies (continued)

Profit Sharing Plan

The Company has a profit sharing plan covering substantially all of its employees. Benefits are based upon years of service and the employee’s compensation during the employment period. No contributions to the profit sharing plan were made for the six month period ended June 30, 2002.

Futures and Options Contracts

The Company occasionally enters into exchange traded coffee futures and options contracts with the objective of minimizing cost risk due to market fluctuations. The Company does not define these contracts as hedge instruments pursuant to accounting principles and practices designated in Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts. Accordingly, changes in the market value of futures contracts (unrealized gains and losses) are reported by the Company in the period in which the change occurs and are included as a component of shareholders equity. Realized gains and losses are a component of cost of sales. The Company did not have any futures or options contracts in effect as of June 30, 2002.

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

Reclassifications

Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period’s presentation. Such reclassification had no effect on the reported net profit.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

2.       Accounts Receivable

Accounts receivable consist of the following:

Accounts receivable	$307,326
Less: Allowance for doubtful accounts	(7,384)

Accounts receivable, net	$299,942

The Company uses the percentage method for uncollectible accounts. The allowance for doubtful accounts is estimated from 1% to 10% of total outstanding receivables as of June 30, 2002. Bad debt expense for the six month period ended June 30, 2002 was $4,003. The adjustment to the allowance account for the six month period ended June 30, 2002 was $675.

3.       Inventory

Inventory consists of the following:

Coffee
Unroasted	$91,347
Roasted	88,900
Tea	15,724
Packaging, supplies and other merchandise held for sale	191,738

Total inventory	$387,709

4. Property and Equipment

Property and equipment consists of the following:

Equipment and fixtures	$1,551,823
Furniture and equipment	282,166
Leasehold improvements	410,107
Transportation equipment	91,571

Marketing equipment	137,964
Property held under capital leases	–

Total property and equipment	2,473,631
Accumulated depreciation	(1,896,570)

Property and equipment, net	$577,061

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

4.       Property and Equipment (continued)

Marketing equipment includes costs to develop and periodically update a website for on-line sales and promotion.Costs related to the Company’s website are depreciated on the straight-line method over three years.

Depreciation expense for the six month period ended June 30, 2002 was $90,217.

5.       Goodwill and Other Intangible Assets

As part of the adoption of FASB Statement 142 as of January 1, 2002, the Company no longer amortizes goodwill. The Company performed a test of impairment on goodwill which resulted in no impairment loss as of June 30, 2002.

The change in the carrying value of goodwill during the six month period ended June 30, 2002 follows:

Carrying value - beginning of year	$171,773
Goodwill acquired	–
Goodwill impairment losses	–

Carrying value – June 30, 2002	$171,773

Intangible assets subject to amortization consist of the following:

Leasehold value	$67,000
Trademark	2,500
Refinance cost	5,127

Total intangible assets	74,627
Accumulated amortization	(28,548)

Intangible assets, net	$46,079

Amortization expense for the six month period ended June 30, 2002 was $2,728.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6.	Long Term Debt

	Notes Payable as of June 30, 2002

	Note payable to Wells Fargo Bank, monthly installments of $7,733 plus interest at 3% over prime rate beginning December 15, 2000 (7.75% at June 30, 2002), final payment is due on January 15, 2005.The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights.	$324,800

	Note payable to Wells Fargo Bank, payable in monthly installments of $1,667 plus interest at 1% over prime rate (5.75% at June 30, 2002), final payment is due on August 15, 2002. The note is secured by all accounts receivable, inventory, equipment, fixtures and improvements.	3,334

	Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996. The shareholders have subordinated this note to all notes payable including Wells Fargo Bank as described above.	24,919

	Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of $1,649 including interest at 11.50%, with final payment due on November 17, 2003, unsecured.	25,752

	Note payable to Laoma Yaski for the purchase of Mendocino Bakery, payable in monthly installments of $4,249, including interest at 10%, secured by property and equipment at the bakery, final payment due on November 14, 2003.	67,097

	Note payable to Chase Manhattan Bank, payable in monthly installments of $324, including interest at 8.637%, secured by a vehicle, final payment due on October 26, 2004.	8,196

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6. Long Term Debt (continued)

Note payable to Chase Manhattan Bank, payable in monthly installments of $304, including interest at 9.90% secured by vehicle, final payment due on November 16, 2005.	$10,553

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 10%, with balance due in lump sum on October 1, 2002, unsecured.	15,000

479,651
Less current portion	(206,204)

Long term portion of notes payable	$273,447

Interest paid for the six month period ended June 30, 2002 was $30,440.

As of June 30, 2002, maturities of notes payable are as follows:

2002	$123,829
2003	160,748
2004	99,081
2005 and thereafter	95,993

$479,651

Based on current borrowing rates, the fair value of the notes payable approximate their carrying amounts.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7.       Income Taxes

The Company computes income taxes using the asset and liability method under which deferred income taxes are provided for temporary differences between the financial bases of the Company’s assets and liabilities. Deferred tax assets recognized for deductible temporary differences and loss carryforwards are immaterial for the six month period ended June 30, 2002. Deferred tax liabilities recognized for taxable temporary differences are not material for the six month period ended June 30, 2002. The Company has a federal general business credit carryforward of $14,354 which may be used to offset federal income taxes in the future. The Company also has a California manufacturer’s credit carryforward of $27,017, which may be used to offset California income taxes in the future.

The components of income tax expense for the six month period ended June 30, 2002 is as follows:

State – current                                                                                                                   $               800

The Company has capital loss, contribution and net operating loss carryovers to offset future income tax. If not used, these credits will expire as follows:

Federal
Years ending	Capital		Net Operating
December 31,	Loss	Contributions	Loss	Total

2002	$29,471	$11,419	$–	$40,890
2003	–	11,289	–	11,289
2005	–	12,067	–	12,067
2006	–	1,063	–	1,063
2012	–	–	394,334	394,334
2018	–	–	128,576	128,576

	$29,471	$35,838	$522,910	$588,219

California
Years ending	Capital		Net Operating
December 31,	Loss	Contributions	Loss	Total

2002	$29,471	$–	$28,950	$58,421
2003	–	10,728	64,341	75,069
2004	–	14,863	–	14,863
2005	–	12,299	–	12,299

	$29,471	$37,890	$93,291	$160,652

Income taxes paid for the six month period ended June 30, 2002 were $800.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

8.       Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancellable operating leases with terms ranging from three to five years.

As of June 30, 2002, minimum annual lease payments due under these agreements are as follows:

2002	$75,430
2003	62,110
2004	58,130
2005	56,577
2006 and thereafter	39,152

$291,399

Total operating lease payments were $20,106 for the six month period ended June 30, 2002.

9.       Common Stock

	Number of	No Par
	Shares	Value

Beginning balance, January 1, 2001	1,234,544	$861,816
No activity	–	–

Balance, December 31, 2001	1,234,544	861,816
No activity	–	–

Ending balance, June 30, 2002	1,234,544	$861,816

981,000 shares originally issued are restricted.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

10. Stock Option Purchase Plan

Under the terms of the Company’s stock option purchase plan (see Note 13), options to purchase shares of its common stock are granted at a price of $5 per share. Options expire at various dates through 2003. Following is a summary of transactions:

Beginning balance, January 2, 2001	16,000
Shares expired during the year	–
Shares exercised during the year	–

Balance, December 31, 2001	16,000
Shares expired during the six month period	–
Shares exercised during the six month period	–

Ending balance, June 30, 2002	16,000

The related compensation expense for the six month period ended June 30, 2002 was $0.

11. Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease provides for monthly rental payments of $8,600 and the Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The lease provides for periodic cost of living increases during the term of the lease, including the option periods. The Company exercised an option to renew for one five-year term on March 31, 1995, and the lease was extended for successive one year terms on March 31, 2000,March 31, 2001 and March 31, 2002. The Company has options to renew the lease for three successive five year renewal periods when the current one-year term expires on March 31, 2003.

Any deferred amounts are due based upon available cash flow as determined by the Company’s management or upon demand of the Company’s majority shareholders. Rental expense under the above lease was $51,600 for the six month period ended June 30, 2002. The Company has made substantial leasehold improvements (see Note 4) and intends, along with its major shareholders, to exercise all options under the terms of this lease.

The Company leases a bakery establishment in Mendocino, California. The lease currently provides for monthly rental payments of $3,150 as of June 30, 2002. The lease term expires on September 30, 2010.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

11.   Long Term Leases (continued)

The Company leased warehouse premises in Santa Rosa, California for a one-year period commencing February 1, 2000 at a base rent of $928 per month. The Company has options to renew the lease for two successive two year renewal periods after the one year term expires. The Company exercised an option to renew for a two year term on February 1, 2001. Pursuant to the terms of the renewal, the base rent was reduced to $907 per month effective as of February 1, 2002.

As of June 30, 2002, minimum future rental payments for all leases are as follows:

2002	$75,940
2003	141,907
2004	141,000
2005	141,000
2006	141,000
Thereafter	270,750

$911,597

12.   Related Party Transactions

As of June 30, 2002, the Company has (i) two interest only notes payable due on demand and (ii) a principal and interest note, in each case payable to Paul and Joan Katzeff (the Company’s majority shareholders, See Note 6). The Company also leases properties from its majority shareholders (see Note 11).

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the six month period ended June 30, 2002 are as follows:

Principal on notes	$30,104
Interest expense	5,008
Rent expense	$51,600

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

Three Months Ended June 30, 2002 Compared With Three Months Ended June 30, 2001

Consolidated	Increase (Decrease)	Percent Change

Net Sales	$(53,627)	(4.2)%
Cost of Sales	$(53,600)	(7.8)%
Gross Margin	2.0%	4.5%
Selling, G&A Expense	$(21,220)	(3.9)%
Depreciation & Amortization	$(11,836)	(23)%
Interest Expense	$(2,995)	(15.6)%
Net Income	$29,903	–

Consolidated net sales for the three months ended June 30, 2002 were $1,230,714, down 4.2% when compared with net sales of $1,284,341 for the same period in fiscal 2001.

Distribution revenues (e.g., revenues generated on our own truck distribution) declined by $42,000 or 5.6% in the three month period ended June 30, 2002 when compared to the same period in fiscal 2001. Nearly 80% of the decline was a result of a customer in one of the territories beginning to roast their own coffee in the last quarter of 2001. The remainder is a result of one lost account in two other territories changing coffee vendors.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) declined by approximately $10,000 or 3.2% in the three month period ended June 30, 2002 when compared to same period in fiscal 2001 because of a large national account ordering in June last year but not ordering until July of this year.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) declined nearly $7,000 or 7.5% in the three month period ending June 30, 2002 when compared to the same period in fiscal 2001. The decrease in revenue for mail order reflects the lack of spending on new mailings to grow the mailing list and attrition of the current list, offset in part by increased Internet sales of $8,000 (representing nearly a 30% increase over the same period in fiscal 2001). With respect to its mail order business, the Company has shifted its emphasis to Internet sales and increased its expenditures for development of its website and webstore.

Sales attributable to operations of the Company’s bakery increased nearly $1,000, or .5% in the three months ended June 30, 2002 over the same period in 2001, reflecting a price increase of 5% implemented in May 2002 and a new wholesale account obtained in the first quarter of 2002.

Consolidated cost of sales for the three months ended June 30, 2002 were $637,044, down nearly 8% when compared with the cost of sales of $690,644 for the same period in fiscal 2001. This decrease was a result of lower per pound green bean costs and improved labor productivity for the quarter.

Consolidated gross margin (gross profit as a percentage of net sales) for the three months ended June 30, 2002 was 48.2%, up 2 percentage points when compared with gross margin of 46.2% for the same period in fiscal 2001. This was a result of lower per pound green bean costs that have dropped from an average of $1.63 per pound during the second quarter of 2001 to an average of $1.46 per pound during the second quarter of 2002.

Consolidated selling, general and administrative expenses were $526,703 for the three months ending June 30, 2002, a 3.9% drop when compared with the selling, general and administrative expenses of $547,923 for the same period in fiscal 2001. This drop was a result of lower wages paid to six new drivers who replaced older drivers when they left the Company.

Depreciation and amortization expenses for the three months ended June 30, 2002 were $39,575, a decrease of 23% when compared with depreciation and amortization expenses of $51,411 for the same period in fiscal 2001. This decrease was a result of a reduction in purchases of fixed assets and a change in accounting method for startup and other organization costs that were written off at December 31, 2001.

Interest expense for the three months ended June 30, 2002 was $16,199, a nearly 16% decline from interest of $19,194 for the same period in fiscal 2001. The decrease in interest was primarily a result of a decline in total borrowings at June 30, 2002 by nearly $225,000 compared to June 30, 2001.

As a result of the foregoing factors, the Company had a consolidated net profit of $4,592 for the three months ended June 30, 2002, compared to a $25,311 loss for the same period in 2001. Because of the decline in sales, there can be no assurances that the Company will be profitable in any future period.

Six Months Ended June 30, 2002 Compared With Six Months Ended June 30, 2001

Consolidated	Increase (Decrease)	Percent Change

Net Sales	$(94,412)	(3.8)%
Cost of Sales	$(139,715)	(10.1)%
Gross Margin	3.6%	8.1%
Selling, G&A Expense	$(35,861)	(3.4)%
Depreciation & Amortization	$(21,335)	(20.6)%
Interest Expense	$(16,199)	(34.3)%
Net Income	$73,497	–

Consolidated net sales for the six months ended June 30, 2002 were $2,411,363, a 3.8% decline from net sales of $2,505,775 for the same period in fiscal 2001.

Distribution revenues (e.g., revenues generated on our own truck distribution) declined by $90,000, or 6% in the six months ended June 30, 2002 when compared to the same period in 2001. Nearly 60% of the decline was a result of a customer in one of the territories who began doing their own roasting during the fourth quarter of 2001. The remaining difference is a result of the loss of a customer in two different territories which changed coffee vendors.

National revenues (e.g. revenues not derived by mail order and direct truck distribution) declined by $8,000 or ..8% for the six months ended June 30, 2002 compared to the same period in 2001. The decline in volume in the national business was due to a large national account ordering in June last year but not ordering until July of this year.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) declined by $13,000 or 4.4% for the six months ended June 30, 2002 when compared to the same period in 2001. The decrease in mail order revenue reflects the lack of spending on new mailings to grow the mailing list and the attrition of the current list, offset by increased Internet sales of nearly $18,000 (representing a 33% increase over the same period in fiscal 2001). With respect to its mail order business, the Company has shifted its emphasis to Internet sales and increased its expenditures for the development on the website and webstore.

Sales attributable to operation of the Company’s bakery were up by $19,000 or 5.7% for the first six months of fiscal 2002 compared to the same period in 2001. Half of the increase is due to an acquisition of a new wholesale account in the first quarter of 2002 and the remainder is attributable to a price increase of approximately 5% implemented in May 2002.

Consolidated cost of sales for the six months ended June 30, 2002 were $1,251,151, a 10.1% decline from cost of sales of $1,390,866 for the same period in fiscal 2001. This decline was a result of lower per pound green bean costs and improved productivity. Per pound green bean costs dropped to an average of $1.46 in the first half of this year from an average of $1.67 for the same period in 2001.

Consolidated gross margin (gross profit as a percentage of net sales) for the six months ended June 30, 2002 was 48.1% a 3.6 percentage point improvement when compared with gross margin of 44.5% for the same period in fiscal 2001. This increase was a result of lower average per pound green bean costs and improved productivity.

Consolidated selling, general and administrative expenses for the six months ended June 30, 2002 were $1,044,999, a 3.4% decline from selling, general and administrative expense of $1,080,860 for the same period in 2001. This drop was a result of lower wages paid to six new drivers who replaced drivers who left the Company.

Depreciation and amortization expenses for the six months ended June 30, 2002 were $82,254, a 20.6% decrease from depreciation and amortization expenses of $103,589 for the same period in fiscal 2001. This decline was a result of fewer capital expenditures, the change of accounting method for startup and other organization costs that were written off at December 31, 2001and a change in accounting method for amortizing goodwill effected January 1, 2002.

Interest expenses for the six months ended June 30,2002 were $30,440, a decrease of 34.3% from interest expenses of $46,639 for the same period in fiscal 2001. This was primarily a result of a decrease in total borrowings at June 30, 2002 by $225,000 compared to June 30, 2001.

As a consequence of the foregoing factors, the Company incurred a consolidated net loss of $11,351 for the six months ended June 30, 2002, compared with a net loss of $84,848 for the six months ended June 30, 2001. There can be no assurances that the Company will be profitable in any future period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company has working capital of $181,757 versus a working capital of $106,761 as of June 30, 2001. This increase in working capital is due to a reduction in bank debt and lease obligations offset in part by slightly lower inventory and receivables.

Net cash provided by operating activities was $123,570 for the six months ended June 30, 2002 compared to $161,108 provided by operating activities for the six months ended June 30, 2001. The reduction in net cash provided by operating activities in the first six months of 2002 was the result of an increase in inventory of $8,000, as well as lower depreciation and amortization.

Cash used by investing activities was $59,127 for the six months ending June 30, 2002 compared to $51,475 for the same period in 2001. Capital additions for the first six months of 2002 include $17,000 for the Company’s website and webstore, $10,000 for new equipment for the bakery, $8,000 for replacement of equipment in the coffee company and $5,000 for new computer programs.

Net cash used in financing activities for the six months ended June 30, 2002 was $115,167 compared to $47,067 during the same period in 2001. The increase in cash used in financing activities in the six months ended June 30, 2002 was the result of a higher repayments of debt and no additional financing that was available last year.

Because of the lower cash generated by operations and higher debt repayment, cash at June 30, 2002 was $56,309 lower than at June 30, 2001.

At June 30, 2002, the Company had total borrowings of $479,650, including $328,134 owing to Wells Fargo Bank. This compares to total borrowings of $717,486 as of June 30, 2001, including $440,934 outstanding to Wells Fargo at that time. The Company’s accounts receivable, inventory, equipment, fixtures and improvements secure the borrowings. These borrowings are guaranteed by the Company’s majority shareholders.

In December of 2000, the majority shareholders loaned the Company $50,000, payable in monthly installments of $1,649, unsecured, due in November 2003. As of June 30, 2002, the principal amount of $25,752 remained outstanding on such loan. In April 2001 the majority shareholders loaned the Company $60,000, due October 1, 2001 in a lump sum. All debt due to the majority shareholders is subordinated to Wells Fargo. Subsequent to September 30, 2001, the Company made a payment to the majority shareholders of $30,000 on the $60,000 note including accrued interest thereon and refinanced the remaining $30,000 such that it became due on April 1, 2002 in a lump sum. On April 1, 2002, the Company paid $15,000 of the $30,000 note including accrued interest thereon and refinanced the remaining $15,000 such that it becomes due on October 1, 2002, in a lump sum.

A summary of the Company’s principal contractual obligations and other commitments as of June 30, 2002 is shown in the following table:

Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$479,651	$123,829	$259,829	$95,993

Operating Leases	291,399	75,430	120,240	95,729

Real Estate Leases	911,597	75,940	282,000	282,000	$271,657

Total Cash Obligations	$1,682,647	$275,199	$662,069	$473,722	$271,657

The Company believes that its existing capital resources and revenues that it anticipates will be generated from operations will be sufficient to meet its cash requirements for the next 12 months at its current level of operations. If the $15,000 note due in October 2002 to the majority shareholders should cause an undue strain on the Company’s finances, the majority shareholders indicated they would be willing to extend the note beyond its current maturity, but the Company cannot give any assurances as to any such extension.

The Company is dependent on successfully executing its business plan to achieve profitable operations, obtaining additional sources of borrowings (including normal trade credit) and securing favorable financing arrangements (including lease financing) to finance its working capital needs. There can be no assurance that the Company will be successful in this regard. If the Company is not able to meet its credit obligations the Company’s business could be materially and adversely affected.

RELATED PARTY TRANSACTIONS

From time to time, the Company enters into various transactions with its majority shareholders, Paul and Joan Katzeff. See note “12 — Related Party Transactions” in the Notes to the Financial Statements.

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

-Not Applicable-

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

-Not Applicable-

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting held in Fort Bragg at 10:00 a.m. on June 10, 2002, the Company submitted for a vote of security holders the reelection of all three members of the board of directors and ratification of Sallman, Yang and Alameda as independent public accountants. Below is a summary of the results.

Proposal No. 1: Election of three directors.

Name	Shares for	Against/Withheld	Abstain

Paul Katzeff	948,220	0	0
Joan Katzeff	948,220	0	0
Roy Doughty	948,220	0	0

Proposal No. 2: Ratification of Sallman, Yang and Alameda An Accountancy Corporation, as Independent Public Accountants for the Company.

Shares for	Against/Withheld	Abstain

947,170	0	0

ITEM 5. OTHER INFORMATION

- Not Applicable –

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

	1.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

	2.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

b.	Form 8-K

No reports on Form 8-K were filed during the period from March 31, 2002 to June 30, 2002

                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Paul Katzeff Paul Katzeff	Chief Executive Officer	August 12, 2002

/s/ Joan Katzeff Joan Katzeff	President	August 12, 2002