Form 10QSB
period 2002-09-30
THANKSGIVING COFFEE CO INC
filed 2002-11-12
CIK 949852

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 33-960-70-LA

THANKSGIVING COFFEE COMPANY, INC.
(Exact name of small business issuer as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2823626 (IRS Employer Identification Number)

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

As of November 8, 2002, there were 1,234,544 shares outstanding of common stock of the issuer.

Transitional Small Business Disclosure Format (check one):

Yes	☐	No	☒

THANKSGIVING COFFEE COMPANY, INC.

INDEX

PART I.   FINANCIAL INFORMATION

Financial Statements

Thanksgiving Coffee Company, Inc.

For the Three and Nine Month Periods Ended
September 30, 2002 and 2001

Thanksgiving Coffee Company, Inc.

Unaudited Financial Statements

For the Three and Nine Month Periods Ended September 30, 2002 and 2001

Thanksgiving Coffee Company, Inc.

Balance Sheets
Unaudited

	September 30,

	2002	2001

Assets
Current assets
Cash	$125,210	$126,857
Accounts receivable	289,733	346,578
Note receivable-Griswold	—	10,000
Employee receivable	50	300
Inventory	447,854	435,809
Prepaid expenses	32,408	43,034

Total current assets	895,255	962,578
Property and equipment
Property and equipment	2,487,561	2,408,000
Accumulated depreciation	(1,938,627)	(1,768,067)

Total property and equipment	548,934	639,933
Other assets
Deposits and other assets	38,214	39,976
Note receivable-Griswold	—	2,000
Goodwill	171,773	173,042
Other intangibles, net of amortization	44,672	50,171
Deferred tax asset	60,352	7,836

Total other assets	315,011	273,025

Total assets	$1,759,200	$1,875,536

See accompanying notes

Thanksgiving Coffee Company, Inc.

Balance Sheets
Unaudited

	September 30,

	2002	2001

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$349,998	$459,738
Notes payable-bank, current portion	92,800	111,134
Notes payable-other, current portion	53,720	48,672
Notes payable-shareholders, current portion	58,174	101,200
Capital lease obligations, current portion	—	10,645
Accrued liabilities	76,410	73,039
Deferred income taxes	14,354	10,288

Total current liabilities	645,456	814,716
Long term debt
Notes payable-bank	208,800	301,600
Notes payable-other	19,504	73,224
Notes payable-shareholders	3,250	21,505

Total long term debt	231,554	396,329

Total liabilities	877,010	1,211,045
Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,234,544 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(4,226)	(221,925)

Total shareholders’ equity	882,190	664,491

Total liabilities and shareholders’ equity	$1,759,200	$1,875,536

See accompanying notes

Thanksgiving Coffee Company, Inc.

Statements of Income
Unaudited

	Three Month Period Ended Sept 30, 2002	Nine Month Period Ended Sept 30, 2002	Three Month Period Ended Sept 30, 2001	Nine Month Period Ended Sept 30, 2001

Income
Net sales	$1,269,856	$3,681,219	$1,307,372	$3,813,147
Cost of sales	620,802	1,871,953	675,215	2,066,081

Gross profit	649,054	1,809,266	632,157	1,747,066
Operating expenses
Selling, general and administrative expenses	520,194	1,565,193	486,604	1,567,464
Depreciation and amortization	39,800	122,054	49,399	152,988

Total operating expenses	559,994	1,687,247	536,003	1,720,452

Operating income	89,060	122,019	96,154	26,614
Other income (expense)
Interest income	59	254	457	1,613
Miscellaneous expense	783	(12,482)	(32,116)	(1,003)
(Gain) loss on sale of equipment	628	628	—	(138)
Interest expense	(12,898)	(43,338)	(20,201)	(66,840)

Total other income (expense)	(11,428)	(54,938)	(51,860)	(66,368)

Income (loss) before income taxes	77,632	67,081	44,294	(39,754)
Income tax expense	—	(800)	—	(800)
Cumulative effect of accounting change	—	—	(2,013)	(2,013)

Net income (loss)	$77,632	$66,281	$42,281	$(42,567)

Earnings (loss) per share (basic)	$0.063	$0.054	$0.034	$(0.035)

Earnings (loss) per share (dilutive)	$0.063	$0.054	$0.034	$(0.034)

See accompanying notes

Thanksgiving Coffee Company, Inc.

Statements of Accumulated Deficit
Unaudited

	September 30,

	2002	2001

Accumulated deficit, beginning	$(70,507)	$(179,358)
Net income (loss)	66,281	(42,567)

Accumulated deficit, ending	$(4,226)	$(221,925)

See accompanying notes

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows
Unaudited

	Nine Month Periods Ended Sept 30,

	2002	2001

Operating activities
Net income (loss)	$66,281	$(42,567)
Noncash items included in net income (loss)
Depreciation and amortization	138,037	170,398
(Gain) loss on disposal of equipment	(628)	138
Cumulative effect of accounting change	—	2,013
Changes in operating assets and liabilities
Receivables	34,772	34,896
Employee receivable	200	—
Inventory	(68,384)	68,059
Prepaid expenses	28,526	25,457
Deposits and other assets	3,005	2,079
Accounts payable	27,766	(32,800)
Accrued liabilities	29,386	26,733

Net cash provided by operating activities	258,961	254,406
Investing activities
Proceeds from sale of equipment	2,390	784
Purchases of property and equipment	(76,447)	(73,653)

Net cash used by investing activities	(74,057)	(72,869)
Financing activities
Proceeds from note payable	—	60,000
Repayments of notes payable and capital leases	(158,570)	(156,575)

Net cash used by financing activities	(158,570)	(96,575)
Net increase in cash	26,334	84,962
Cash at January 1, 2002 and 2001	98,876	41,895

Cash at September 30, 2002 and 2001	$125,210	$126,857

Supplemental disclosure of cash flow information:

Interest paid for the nine month periods ended September 30, 2002 and 2001 was $43,338 and $66,840, respectively.

See accompanying notes

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

September 30, 2002

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

1.          Summary of Significant Accounting Policies (continued)

Profit Sharing Plan

The Company has a profit sharing plan covering substantially all of its employees.  Benefits are based upon years of service and the employee’s compensation during the employment period.  No contributions to the profit sharing plan were made for the nine month period ended September 30, 2002.

Futures and Options Contracts

The Company occasionally enters into exchange traded coffee futures and options contracts with the objective of minimizing cost risk due to market fluctuations.  The Company does not define these contracts as hedge instruments pursuant to accounting principles and practices designated in Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts.  Accordingly, changes in the market value of futures contracts (unrealized gains and losses) are reported by the Company in the period in which the change occurs and are included as a component of shareholders equity.  Realized gains and losses are a component of cost of sales.  The Company did not have any futures or options contracts in effect as of September 30, 2002.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

1.          Summary of Significant Accounting Policies (continued)

Reclassifications

Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.  Such reclassification had no effect on the reported net income.

2.          Accounts Receivable

Accounts receivable consist of the following:

Accounts receivable	$296,185
Less: Allowance for doubtful accounts	(6,452)

Accounts receivable, net	$289,733

The Company uses the percentage method for uncollectible accounts.  The allowance for doubtful accounts is estimated from 1% to 10% of total outstanding receivables as of September 30, 2002.  Bad debt expense for the nine month period ended September 30, 2002 was $642.  The adjustment to the allowance account for the nine month period ended September 30, 2002 was $1,607.

3.          Inventory

Inventory consists of the following:

Coffee
Unroasted	$134,395
Roasted	107,181
Tea	14,644
Packaging, supplies and other merchandise held for sale	191,634

Total inventory	$447,854

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

4.          Property and Equipment

Property and equipment consists of the following:

Equipment and fixtures	$1,551,693
Furniture and equipment	282,166
Leasehold improvements	410,107
Transportation equipment	99,921
Marketing equipment	143,674

Total property and equipment	2,487,561
Accumulated depreciation	(1,938,627)

Property and equipment, net	$548,934

Marketing equipment includes costs to develop and periodically update a website for on-line sales and promotion. Costs related to the Company’s website are depreciated on the straight-line method over three years.

Depreciation expense for the nine month period ended September 30, 2002 was $133,901.

5.          Goodwill and Other Intangible Assets

As part of the adoption of FASB Statement 142 as of January 1, 2002, the Company no longer amortizes goodwill.  The Company performed a test of impairment on goodwill, which resulted in no impairment loss as of September 30, 2002.

The change in the carrying value of goodwill during the nine month period ended September 30, 2002 follows:

Carrying value - beginning of year	$171,773
Goodwill acquired	—
Goodwill impairment losses	—

Carrying value – September 30, 2002	$171,773

Intangible assets subject to amortization consist of the following:

Leasehold value	$67,000
Trademark	5,127
Refinance cost	2,500

Total intangible assets	74,627
Accumulated amortization	(29,955)

Intangible assets, net	$44,672

Amortization expense for the nine month period ended September 30, 2002 was $4,135.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6.	Long Term Debt

	Notes Payable as of September 30, 2002

	Note payable to Wells Fargo Bank, monthly installments of $7,733 plus interest at 3% over prime rate beginning December 15, 2000 (7.75% at September 30, 2002), final payment is due on January 15, 2005. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights.	$301,600
	Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996. The shareholders have subordinated this note to all notes payable including Wells Fargo Bank as described above.	24,919
	Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of $1,649 including interest at 11.50%, with final payment due on November 17, 2003, unsecured.	21,505
	Note payable to Laoma Yaski for the purchase of Mendocino Bakery, payable in monthly installments of $4,249, including interest at 10%, secured by property and equipment at the bakery, final payment due on November 14, 2003.	55,933
	Note payable to Chase Manhattan Bank, payable in monthly installments of $324, including interest at 8.637%, secured by a vehicle, final payment due on October 26, 2004.	7,394

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6.	Long Term Debt (continued)

	Note payable to Chase Manhattan Bank, payable in monthly installments of $304, including interest at 9.90%secured by vehicle, final payment due on November 16, 2005.	$9,897
	Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 10%, with balance due in lump sum on October 1, 2002, unsecured.	15,000

		436,248
	Less current portion	(204,694)

	Long term portion of notes payable	$231,554

Interest paid for the nine month period ended September 30, 2002 was $36,617.

As of September 30, 2002, maturities of notes payable are as follows:

2002	$80,426
2003	160,748
2004	99,081
2005 and thereafter	95,993

$436,248

Based on current borrowing rates, the fair value of the notes payable approximate their carrying amounts.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7.          Income Taxes

The Company computes income taxes using the asset and liability method under which deferred income taxes are provided for temporary differences between the financial bases of the Company’s assets and liabilities.  Deferred tax assets recognized for deductible temporary differences and loss carryforwards are immaterial for the nine  month period ended September 30, 2002.  Deferred tax liabilities recognized for taxable temporary differences are not material for the nine month period ended September 30, 2002.  The Company has a federal general business credit carryforward of $14,354 which may be used to offset federal income taxes in the future.  The Company also has a California manufacturer’s credit carryforward of $27,017, which may be used to offset California income taxes in the future.

The components of income tax expense for the nine month period ended September 30, 2002 is as follows:

State – current	$800

The Company has capital loss, contribution and net operating loss carryovers to offset future income tax.  If not used, these credits will expire as follows:

Federal

Years ending December 31,	Capital Loss	Contributions	Net Operating Loss	Total

2002	$29,471	$11,419	$—	$40,890
2003	—	11,289	—	11,289
2005	—	12,067	—	12,067
2006	—	1,063	—	1,063
2012	—	—	394,334	394,334
2018	—	—	128,576	128,576

	$29,471	$35,838	$522,910	$588,219

California

Years ending December 31,	Capital Loss	Contributions	Net Operating Loss	Total

2002	$29,471	$—	$28,950	$58,421
2003	—	10,728	64,341	75,069
2004	—	14,863	—	14,863
2005	—	12,299	—	12,299

	$29,471	$37,890	$93,291	$160,652

Income taxes paid for the nine month period ended September 30, 2002 were $800.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

8.          Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancellable operating leases with terms ranging from three to five years.

As of September 30, 2002, minimum annual lease payments due under these agreements are as follows:

2002	$20,827
2003	60,670
2004	56,689
2005	55,061
2006 and thereafter	37,622

$230,869

Total operating lease payments were $53,500 for the nine month period ended September 30, 2002.

9.          Common Stock

	Number of Shares	No Par Value

Beginning balance, January 1, 2001	1,234,544	$861,816
No activity	—	—

Balance, December 31, 2001	1,234,544	861,816
No activity	—	—

Ending balance, September 30, 2002	1,234,544	$861,816

981,000 shares originally issued are restricted.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

10.          Stock Option Purchase Plan

Under the terms of the Company’s stock option purchase plan (see Note 13), options to purchase shares of its common stock are granted at a price of $5 per share.  Options expire at various dates through 2003.  Following is a summary of transactions:

Beginning balance, January 1, 2001	16,000
Shares expired during the year	—
Shares exercised during the year	—

Balance, December 31, 2001	16,000
Shares expired during the nine month period	—
Shares exercised during the nine month period	—

Ending balance, September 30, 2002	16,000

The related compensation expense for the nine month period ended September 30, 2002 was $0.

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

Any deferred amounts are due based upon available cash flow as determined by the Company’s management or upon demand of the Company’s majority shareholders.  Rental expense under the above lease was $77,400 for the nine month period ended September 30, 2002.  The Company has made substantial leasehold improvements (see Note 4) and intends, along with its major shareholders, to exercise all options under the terms of this lease.

The Company leases a bakery establishment in Mendocino, California.  The lease currently provides for monthly rental payments of $3,150 as of September 30, 2002.  The lease term expires on September 30, 2010.

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

As of September 30, 2002, minimum future rental payments for all leases are as follows:

2002	$37,970
2003	141,907
2004	141,000
2005	141,000
2006	141,000
Thereafter	270,750

$873,627

12.          Related Party Transactions

As of September 30, 2002, the Company has (i) two interest only notes payable due on demand and (ii) a principal and interest note, in each case payable to Paul and Joan Katzeff (the Company’s majority shareholders, (see Note 6).  The Company also leases properties from its majority shareholders (see Note 11).

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the nine month period ended September 30, 2002 are as follows:

Principal on notes	$61,424
Interest expense	$7,194
Rent expense	$77,400

13.          Commitments

In 1996, the Company purchased a bakery from Laoma Yaski for $350,000.  Under the terms of the purchase agreement, the Company agreed to pay an additional $25,000 to Laoma Yaski upon the seven-year anniversary of the purchase provided she does not own, manage or operate a bakery within 250 miles of Mendocino, California during such seven year period.

A total of 16,000 stock options may be exercised or sold at any time at the discretion of a past officer, subject to the Company’s first right of refusal.  Options expire at various times through December 31, 2003.

THANKSGIVING COFFEE COMPANY, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended.  Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These statements relate to, among other things, sources of liquidity and capital (see Liquidity and Capital Resources).  Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed.  The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green beans, increased competition within the Company’s businesses, variances from budgeted sales mix and growth rate, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement its business plan, natural disasters, civil unrest in countries which produce coffee and tea, weather and other risks identified herein.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this Quarterly Report on Form 10-QSB.

Three Months Ended September 30, 2002 Compared With Three Months Ended September 30, 2001

Consolidated	Increase (Decrease)	Percent Change

Net Sales	$(37,516)	(2.9)%
Cost of Sales	$(54,413)	(8.1)%
Gross Margin	2.8%	5.7%
Selling, G&A Expense	$33,590	6.9%
Depreciation & Amortization	$(9,599)	(19.4)%
Interest Expense	$(7,303)	(36.2)%
Net Income	$33,338	75.3%

Consolidated net sales for the three months ended September 30, 2002 were $1,269,856, down 2.9% when compared with net sales of $1,307,372 for the same period in fiscal 2001.

Distribution revenues (e.g., revenues generated on our own truck distribution) declined by $58,000 or 7.8% in the three month period ended September 30, 2002 when compared to the same period in fiscal 2001.  Nearly 75% of the decline was a result of the loss of a customer in one of the territories who began roasting coffee for its own use in the last quarter of 2001.  The remaining difference is a result of the loss of a second customer in two different territories that changed coffee vendors.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) increased by $16,000 or 3.2% in the three month period ended September 30, 2002, when compared to same period in fiscal 2001, because of increased business with a large national account.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) increased nearly $5,000 or 5.7% in the three month period ending September 30, 2002 when compared to the same period in fiscal 2001.   The increase in revenue for mail order reflects the addition of the Company’s “grounds for sharing” program, an extension of the mail order business which is designed to provide an avenue for non-profit organizations to raise money by selling the Company’s coffee to their constituency.  This business was established during the third quarter of 2002. The traditional mail order catalogue business was down nearly $12,000 while Internet sales were up $15,000 for the quarter.  Some of the increase in the Internet sales reflects the migration of traditional mail order customers to the Company’s website and Internet store.

Sales attributable to operations of the Company’s bakery were flat in the three month period ended September 30, 2002 when compared to the same period in fiscal 2001.  A price increase in May 2002 was offset by slightly lower customer purchases during the summer season.

Consolidated cost of sales for the three months ended September 30, 2002 were $620,802, down 8.1% when compared with the cost of sales of $675,215 for the same period in fiscal 2001.  This decrease was a result of lower per pound green bean costs and slightly lower overhead costs.

Consolidated gross margin (gross profit as a percentage of net sales) for the three months ended September 30, 2002 was 51.1%, up 2.8 percentage points when compared with gross margin of 48.4% for the same period in fiscal 2001.  This was a result of lower per pound green bean costs having dropped from an average of $1.64 per pound during the third quarter of 2001 to an average of $1.44 per pound during the third quarter of 2002 and slightly lower manufacturing burden overhead costs per unit.

Consolidated selling, general and administrative expenses were $520,194 for the three months ending September 30, 2002, a 6.9% increase when compared with the selling, general and administrative expenses of $486,604 for the same period in fiscal 2001.  The increase was a result of a $10,000 increase in workers compensation insurance costs, higher health insurance costs of $5,000, lease costs for the new computer system of $4,000 and the $12,000 cost of the annual meeting and annual reports which were held in the fourth quarter last year versus the third quarter of this year.

Depreciation and amortization expenses for the three months ended September 30, 2002 were $39,800, a decrease of 19.4% when compared with depreciation and amortization expenses of  $49,399 for the same period in fiscal 2001.  This decrease was a result of a reduction in purchases of fixed assets and a change in accounting method for startup and other organization costs that were written off at December 31, 2001, and a change in accounting method for amortizing goodwill effected January 1, 2002.

Interest expense for the three months ended September 30, 2002 was $12,898 a 36.2% decline from interest of $20,201 for the same period in fiscal 2001.  The decrease in interest was primarily a result of a decline in total borrowings at September 30, 2002 by nearly $232,000 compared to September 30, 2001.

As a result of the foregoing factors, the Company had a consolidated net profit of  $77,632 for the three months ended September 30, 2002, compared to a $42,281 consolidated net profit for the same period in 2001.   Because of the decline in sales and an increase in selling, general and administrative expenses as well as other factors noted herein there can be no assurances that the Company will be profitable in any future period.

Nine Months Ended September 30, 2002 Compared With Nine Months Ended September 30, 2001

Consolidated	Increase (Decrease)	Percent Change

Net Sales	$(131928)	(3.5)%
Cost of Sales	$(194,128)	(9.4)%
Gross Margin	3.3%	7.3%
Selling, G&A Expense	$(2,271)	(.2)%
Depreciation & Amortization	$(30,934)	(20.2)%
Interest Expense	$(23,502)	(35.2)%
Net Income	$108,848	—

Consolidated net sales for the nine months ended September 30, 2002 were $3,681,219, a 3% decline from net sales of $3,813,147 for the same period in fiscal 2001.

Distribution revenues (e.g., revenues generated on our own truck distribution) declined by $133,000, or 6.8% in the nine months ended September 30, 2002 when compared to the same period in 2001.  Nearly 60% of the decline was a result of a loss of a customer in one of the territories who began roasting coffee for their own use during the fourth quarter of 2001.  The remaining difference is a result of the loss of a second customer in two different territories that changed coffee vendors.

National revenues (e.g. revenues not derived by mail order and direct truck distribution) was flat for the nine months ended September 30, 2002 compared to the same period in 2001.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) were flat for the nine months ended September 30, 2002 when compared to the same period in 2001.  In the third quarter of 2002, the Company established its “grounds for sharing” program through its mail order division to have non-profit organizations raise funds by selling the Company’s coffee to their constituency.  The Company generated over $7,000 in new business.  Traditional mail order catalogue sales were down about $35,000 for the nine months ended while Internet sales were up $45,000 during the same period.  Some of the increase in the Internet sales reflects the migration of traditional customers to the company’s website and Internet store.

Sales attributable to operation of the Company’s bakery were up by $10,000 or 2.1% for the first nine months of fiscal 2002 compared to the same period in 2001.  Half of the increase is due to an acquisition of a new wholesale account in the first quarter of 2002and the remainder is attributable to a price increase of approximately 5% implemented in May 2002, offset by a slight decline in customer purchases during the summer season.

Consolidated cost of sales for the nine months ended September 30, 2002 were $1,871,953, a 9.4% decline from cost of sales of  $2,066,081 for the same period in fiscal 2001.  This decline was a result of lower per pound green bean costs and slightly lower overhead costs.  Per pound green bean costs dropped to an average of $1.44 in the first nine months of this year from an average of $1.64 for the same period in 2001 and slightly lower manufacturing burden overhead costs per unit.

Consolidated gross margin (gross profit as a percentage of net sales) for the nine months ended September 30, 2002 was 49.2% a 3.3 percentage point improvement when compared with gross margin of 45.8% for the same period in fiscal 2001.  This increase was a result of lower average per pound green bean costs and slightly lower overhead costs.

Consolidated selling, general and administrative expenses for the nine months ended September 30, 2002 were $1,565,193, a .2% decline from selling, general and administrative expense of $1,567,464 for the same period in 2001.  Lower wages earlier in the year were offset by health and workers compensation insurance increases, lease costs for the new computer system and the cost of the annual meeting and annual reports recorded in the fourth quarter last year versus the third quarter this year.

Depreciation and amortization expenses for the nine months ended September 30, 2002 were $122,054, a 20.2% decrease from depreciation and amortization expenses of $152,988 for the same period in fiscal 2001.  This decline was a result of fewer capital expenditures, the change of accounting method for startup and other organization costs that were written off at December 31, 2001and a change in accounting method for amortizing goodwill effected January 1, 2002.

Interest expenses for the nine months ended September 30,2002 were $43,338 a decrease of 35.2% from interest expenses of $66,840 for the same period in fiscal 2001.  This was primarily a result of a decrease in total borrowings at September 30, 2002 by $232,000 compared to June 30, 2001.

As a consequence of the foregoing factors, the Company incurred a consolidated net profit of  $67,391 for the nine months ended September 30, 2002, compared with a consolidated net loss of $42,567 for the nine months ended September 30, 2001.  There can be no assurances that the Company will be profitable in any future period.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company has working capital of $249,799 versus a working capital of  $147,862 as of June 30, 2001.  This increase in working capital is due to a reduction in bank debt and lease obligations offset in part by lower receivables.

Net cash provided by operating activities was $258,961 for the nine months ended September 30, 2002 compared to $254,406 provided by operating activities for the nine months ended September 30, 2001.  The slight improvement in net cash provided by operating activities in the first nine months of 2002 was the result of a profit for the nine months of 2002 versus a loss for the same period in 2001 offset by an increase in inventory, as well as lower depreciation and amortization.

Cash used by investing activities was  $74,057 for the nine months ending September 30, 2002 compared to $72,869 for the same period in 2001. Capital additions for the first nine months of 2002 include $30,000 for the Company’s website and webstore, $10,000 for new equipment for the bakery, $15,000 for graphics for the trucks and vans, $15,000 for replacement of equipment in the coffee company and $5,000 for new computer programs.

Net cash used in financing activities for the nine months ended September 30, 2002 was $158,570 compared to $96,575 during the same period in 2001. The increase in cash used in financing activities in the nine months ended September 30, 2002 was the result of slightly higher repayments of debt including repayment of most of the new debt provided by the majority shareholders in fiscal 2001.

Because of higher debt repayment and the fact that no additional sources of capital were obtained, the net change in cash at September 30, 2002 was $26,334 compared to an increase in cash in 2001 of $84,692.  Cash at September 30 of both years was basically flat.

At September 30, 2002, the Company had total borrowings of $436,238, including $301,600 owing to Wells Fargo Bank.  This compares to total borrowings of $667,980 as of September 30, 2001, including $412,734 outstanding to Wells Fargo at that time.  The Company’s accounts receivable, inventory, equipment, fixtures and improvements secure the borrowings.  These borrowings are guaranteed by the Company’s majority shareholders.

In December of 2000, the majority shareholders loaned the Company $50,000, on an unsecured basis, payable in monthly installments of $1,649, due in November 2003.  As of September 30, 2002, the principal amount of $21,505 remained outstanding on such loan.  In April 2001, the majority shareholders loaned the Company $60,000, due October 1, 2001 in a lump sum.  Subsequent to September 30, 2001, the Company made a payment to the majority shareholders of $30,000 on the $60,000 note including accrued interest thereon and refinanced the remaining $30,000 such that it became due on April 1, 2002 in a lump sum.  On April 1, 2002, the Company paid $15,000 of the $30,000 note including accrued interest thereon and refinanced the remaining $15,000 such that it becomes due on October 1, 2002, in a lump sum.  Subsequent to the September 30, 2002 balance sheet date, the Company paid the remaining $15,000 on the note in a lump sum including accrued interest thereon.

A summary of the Company’s principal contractual obligations and other commitments as of September 30, 2002 is shown in the following table:

	Payments Due By Period

Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years

Long Term Debt	$461,188	$80,426	$284,829	$95,933
Operating Leases	230,869	20,827	117359	92,683
Real Estate Leases	873,627	37,970	282,907	282,000	$270,750
Total Cash Obligations	$1,565,684	$139,223	$685,095	$470,616	$270,750

For long term debt, see Note 6 and Note 13 of the Notes to Financial Statements.  For operating leases, see Note 8 of the Notes to Financial Statements.   For real estate leases, see Note 11 of the Notes to Financial Statements.

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

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design, maintenance, and operation of the Company’s disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

          Part II – Other Information

ITEM 1. LEGAL PROCEEDINGS

-Not Applicable-

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

- Not Applicable –

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- Not Applicable –

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- Not Applicable –

ITEM 5. OTHER INFORMATION

- Not Applicable –

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

	99.1.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

	99.2.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

b.	Form 8-K

No reports on Form 8-K were filed during the period from March 31, 2002 to September 30, 2002

                     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ PAUL KATZEFF	Chief Executive Officer	November 12, 2002

Paul Katzeff

/s/ JOAN KATZEFF	President	November 12, 2002

Joan Katzeff

CERTIFICATIONS

I, Paul Katzeff, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Thanksgiving Coffee Company, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002

By:	/s/ PAUL KATZEFF

Paul Katzeff, Chief Executive Officer

CERTIFICATIONS

I, Joan Katzeff, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Thanksgiving Coffee Company, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002

By:	/s/ JOAN KATZEFF

Joan Katzeff, President and Chief Financial Officer