Form 10KSB
period 2002-12-31
THANKSGIVING COFFEE CO INC
filed 2003-03-25
CIK 949852

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Issuer’s telephone number: (707) 964-0118

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year: $5,010,650

There have been no trades in the Company’s Common Stock since 1999.   See Part II, Item 5, Market for Common Equity and Related Stockholder Matters.

As of March 25, 2003, there were 1,234,544 shares outstanding of common stock of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents if incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated:  None.

PART I

ITEM 1 BUSINESS

FORWARD LOOKING INFORMATION

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of The Securities Act and Section 21E of The Securities Exchange Act of 1934.  Forward-looking statements are identified by words such as “believe,”  “anticipate,”  “expect,”  “intend,” “plan,” “will,”  “may,” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.   These statements relate to, among other things, planned expansions into new and existing markets and trends in the operations of Thanksgiving Coffee Company, Inc. (the Company).   Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green coffee beans, continuing competition within the Company’s businesses, variances from budgeted sales mix and growth rate, consumer acceptance of the Company’s products, inability to secure adequate capital to fund its operating expenses and working capital requirements, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement its business plan, natural disasters, civil unrest in countries which produce coffee and tea, weather and other risks identified herein.  Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this 10-KSB.

GENERAL

For over thirty years, the Company has purchased and roasted high quality coffee beans and marketed them to the specialty coffee market.  The Company buys green coffee beans through six main importers.

The Company was incorporated as a California corporation on May 10, 1982.  Prior to that time, the Company was operated as a partnership.

The Company retails over 100 varieties of its coffee and tea through its own distribution system in the Northern California market.  In other parts of the nation the Company distributes its products either direct to retailers or through brokers and distributors.  The Company also markets directly to consumers through both print and electronic media.  It publishes flyers that feature most of the Company’s coffee and tea products, in addition to complementary products and accessories of third parties.  The same product offerings are made on the Company’s web site on the Internet.   The Company also markets its coffee and tea products in its retail bakery (the “Bakery”), located in Mendocino, California.

In October 1996, the Company completed its offering of shares of Common Stock.  As of December 31, 2002, 1,305 non- affiliated shareholders held shares of the Company’s Common Stock that represents approximately 20.7% of the outstanding shares.

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

TEA.  The Company’s Royal Gardens Tea Company (“Royal Gardens”) division currently offers twelve traditional teas from South Africa, China, India, Sri Lanka and Japan.

COMPLEMENTARY PRODUCTS.  The Company sells a wide variety of complementary coffee and tea products and accessories, such as coffee and espresso makers, grinders, thermal carafes, books, T- shirts, mugs, CD’s and chocolate covered espresso beans.

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

Of the total fiscal 2002 revenues of $5,010,650, 82% were from roasted coffee, 14% were from the bakery, 3% were from resale items, and

1% were from tea products.

COFFEE INDUSTRY

According to a 2002 report of the National Coffee Association, coffee consumption has continued to increase for the second year in a row after steady declines from 1974 to 1999.  Its findings in their drinking trends survey show that 79% of U. S. adults are now drinking coffee daily or on an occasional basis compared to 77% in 2001. The gourmet coffee sector has helped drive overall market penetration by bringing younger consumers into the market.  However that surge appears to be consolidating its gains.  Approximately 12% of U. S. adults or 25.6 million are now daily gourmet beverage drinkers, down slightly from 13% a year ago.  Lingering unemployment and a resulting drop in at-work coffee drinking appear to be a strong factor in the slight stall in gourmet coffee.

According to the Specialty Coffee Association of America (SCAA), the United States specialty coffee retail sales exceeded $2.5 billion and specialty coffee beverage sales exceeded $3.8 billion annually in a $17 billion coffee market in 2002.  Specialty coffee beverage retailers have been the fastest growing distribution channel in the specialty coffee business.  As of the end of 2001, there were over 12,000 locations compared to 6,000 just five years previously.  Cross outlet competition is sharpening as away-from-home consumption is growing through new or existing locations to gain market share at the expense of at-home consumption, represented by supermarkets and mass merchandisers.  Although the outlet market is expected to top out at over 13,000 units, the SCAA still believes that two out of every 10 consumers have not been to coffee outlets.

The SCAA reports that total coffee consumption grew slightly again in 2002 on the strength of the growth in new products and the introduction of a wider variety of coffees, as consumption of traditional coffee declined.   Consumers are purchasing more value-added coffee products (i.e. specialty coffee drinks), and such purchases are driving the market.  Coffee consumers have been moving away from price-based drinks to beverages with a focus on product variety and quality.  This quality conscious purchasing trend has evolved coffee from a beverage with commodity characteristics to one with cultural and sensory ties.  In addition, gourmet coffee tends to be purchased by younger consumers on average, compared to traditional coffee, which continues to bode well for future growth of the category.

In the 1970’s, when Thanksgiving Coffee began to roast, there were less than 100 roasters in the country, with the large roasters accounting for nearly all of the coffees consumed.  Today, there are 1,200 specialty coffee roasters, each segmenting and fragmenting the market, adapting to a wide variety of niche markets.  They are focusing on their ability to provide a wide range of coffee origins, freshly roasted in the appropriate style to meet the specific needs of local marketers.

There has been a trend of increased public awareness of the environmental issues associated with clear cutting of rain forests to provide land for sun-grown coffee.  Recent changes in the coffee industry noted by the SCAA have included:

1. The SCAA has changed its 14-year old mission statement to include the words: “social responsibility”, “environmental sensitivity”, and “sustainability”.

2. The country of Nicaragua has embraced the policy of shade in its coffee plantations as public policy.

3. Large grocery chains such as Safeway have announced agreements with roasters to sell entire lines of shade grown, Fair Trade Certified and organic coffees in their operations.

4. Shade grown coffee and fair trade coffee now appear on the “offer” lists of most coffee brokers and importers and is offered by a majority of small to mid-size coffee roasters of specialty coffee.

5. The largest coffee company in the country has decided to dedicate a portion of its offerings to certified fair trade coffee.

6. Nearly 39% of the U. S. population uses organic products and nearly 58% have purchased organic products during the year according to the Natural Marketing Institute.

MARKETING STRATEGY

The Company’s sales and marketing efforts are currently organized in four different segments:

1.     Wholesale, direct delivery  - This segment includes customers in northern California counties contiguous to the Company’s plant in Fort Bragg, California, and is serviced by Company trucks.  The Company owns or leases trucks and delivers coffee within a 200 mile radius of Fort Bragg.

2.     Wholesale, delivery by other means  - This segment includes accounts that are serviced by UPS or other common carriers.  Delivery is made to over 500 accounts that span all 50 states of the United States.  This segment is either handled direct, via broker or a distributor.

3. Direct Marketing - This segment includes accounts serviced through catalogue or online programs.

4. Retail - This segment consists of sales through the Company’s Bakery. However, the Company is currently pursuing the sale of the Bakery with a real estate agent (see Item 2 Property).

During fiscal 1997, the Company developed an exclusive arrangement with the American Birding Association, one of America’s most active and prestigious birding membership associations, to market Song Bird Coffee™ to the marketplace.  This strategy was predicated on the fact that migratory bird populations are in decline due to loss of habitat, which results from the clearing of shade tree canopy to allow coffee to grow in the sun.  The Smithsonian Migratory Bird Center’s landmark 1996 study reported that as many as 60% of the migratory bird population of North America had disappeared since 1972, and that this disappearance could be traced to the reduction of forest habitat in Central and South America caused by “technification” of coffee agriculture.  This alliance has provided alternative venues for the Company to reach bird lovers in bird stores and home and garden centers as well as to traditional venues of supermarkets and serving locations.

The Company believes that its relationship with the American Birding Association and its marketing of Song Bird Coffee have distinguished the Company’s role and image in the marketplace.  The dedication of more of the Company’s resources to the production of Song Bird Coffee and an increased public awareness of the environmental effects of coffee growing has resulted in a corresponding increase in the sales of the Company’s packaged and bulk roasted shade grown and organic coffee varieties, from approximately 33% of sales in 1997,40% in 1998, 46% in 1999 and 60% in each of 2000, 2001 and 2002.  Song Bird Coffee sales have grown to represent 6% of the Company’s packaged and bulk roasted coffee sales in fiscal 1997, 10% in 1998, 12% in fiscal 1999 and 13.5% in both fiscal 2000 and 2001 and 14% in fiscal 2002.

In the third quarter of fiscal 2002, after working with a marketing group, the Company began promoting its coffee products to non-profit organizations to raise funds by selling the Company’s coffee to their constituency through the Company’s mail order division.   The products offered are shade grown, fair-traded and organically grown coffees.  The products are packaged with either Company controlled labels or, if the size of the organization warrants, custom labels.  Organizations receive a share of the proceeds for each bag of coffee their members purchase from the Company.  Most are sold on a subscription basis where the individual purchases their coffee needs throughout the year.  The program is available for consumers and for foodservice locations.  The program has been named the Cornucopia Coffee subscription program.

SOCIAL RESPONSIBILITY

It has been the philosophy of the Company to not only provide an excellent cup of quality coffee but also to procure, roast, package and market its products in a manner that is fair to all its customers and suppliers.  The Company’s motto, “Not Just a Cup, but a Just Cup,”™ reflects the Company’s commitment to local coffee growers in developing nations.

The clear cutting of the rain forests to provide land for sun-grown coffee has destroyed the habitat of neo-tropical songbirds.  The Company provides a $0.15 donation for every Song Bird coffee package and every pound of bulk Song Bird coffee sold to the American Birding Association (ABA) that supports the promotion of public awareness of this destruction.

Since 2000, the Company has worked in partnership with TransFair USA, and has adopted a fair trade label that distinguishes the product from its other offerings.  The fair trade certification program was born in Europe in recognition of the need for small farmers to receive a fair price for their crop to enhance their economic viability.  The green coffee market generally takes into consideration only the supply and demand in establishing price.  It does not recognize the farmers cost factors and the need for a return for the small farmer to survive.

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

The Company sells the fair trade product under a number of different labels and a new fair trade coffee label, which was introduced in the last quarter of 2000.  The higher price of the coffee is generally passed on to the consumer.  The benefit of fair trade coffee to the consumer is a reliable source of quality coffee and the ability to favorably impact the economic welfare of the farmer.  Although sales of fair trade coffee are not material at this time, the Company feels that this is a new niche for its business.  The Company believes that fair trade coffee, like the Song Bird line, provides a potential opportunity for growth.  The Company has begun to provide educational programs, tastings and brochures to familiarize the public with the fair trade theme.  Sales of fair trade certified coffee for the year 2002 was $206,352, $170,000 in 2001 and $73,400 in 2000, when the Company was just introducing the products.

In addition to fair trade, the Company also contributes coffee, money and employee time to a number of causes aligned with its commitment to social and environmental responsibility.

COMPETITION

The specialty coffee market is highly competitive, and the Company competes against all sellers of specialty coffee.  At the wholesale level, the Company competes with several nationally known premium coffee brands, such as Proctor & Gamble’s Millstone label and Nestle’s Nescafe label, as well as other lesser known brands and store brands.  The Company also competes regionally in Northern California with small regional specialty roasters for retail shelf space and with large regional roasters for food service trade.  In the direct mail area, the Company competes with established suppliers such as Gevalia, a division of General Foods Corporation, as well as with other direct mail companies, including Starbuck’s, the leading independent specialty coffee retailer and wholesaler.

The Company competes with other eco friendly coffee companies such as Equal Exchange, Counter Culture, Café Mam, and other coffee companies that have environmental coffees in their lines such as Green Mountain and Boyd’s.

The Company competes primarily on the basis of the quality of its products, its graphics, and its social and environmental philosophies.  Many of the Company’s competitors are larger than the Company and have significantly greater financial, marketing and other resources than the Company, and there can be no assurance that the Company will be able to compete or maintain or expand sales successfully in the future.

The Company attempts to cooperate with retailers in introducing what it believes are novel products which face little or no competition and to place its products in markets where such products have not previously been sold.  For example, Song Bird Coffee is marketed in stores where bird lovers purchase birdseed and bird houses. In addition there are similar programs with the environmental artist Wyland, under the Company’s ECOBOOM™ label  that creates awareness for the protection of the seas, and Fair Traded coffees which provide a floor price to the small coffee farmer. The Company calls this strategy “repositioning”.  See “Marketing Strategy.”

Similarly, the Company sells organic and shade grown coffee to organizations focused on social and environmental issues.  In fiscal 2002, the Company’s coffee products were served and sold by prestigious environmental organizations such as Monterey Bay Aquarium, the Cape May Bird Observatory and by several other national institutions.

The Company cannot guarantee successful competition against other coffee companies.  The Company believes its focus on repositioning and partnering has enabled it to find a niche in the coffee market, however there can be no assurance that the Company’s marketing efforts will be successful.

The Company also experiences competition in connection with its sales of tea. The Company’s product generally is sold in specialty retailers and gift shops where there is competition from a variety of companies such as Tazo, Republic of Tea, Stash and Bigelow.  The Company competes primarily on the basis of the quality of the tea, and the packaging. While the Company believes it competes favorably with respect to these factors, many of the Company’s competitors are larger than the Company and have significantly greater financial, marketing and other resources than the Company, and there can be no assurance that it will be able to compete or maintain or expand sales successfully in the future.

The Company also sells complementary products primarily to its wholesale serving accounts that are ancillary to the coffee business but are necessary to serve coffee.  These items include chocolate, syrups, coffee cups, equipment cleaner and the like.  These items are provided as a convenience for those accounts and assist in increasing revenue per stop for the Company’s distribution system.  The Company also sells these items in their direct marketing division.  The Company experiences competition in the sale of these ancillary items from manufacturers or other distributors such as foodservice distributors.  There can be no assurance that the Company will be able to compete or maintain or expand sales of these products successfully in the future.

GREEN BEAN COFFEE SUPPLY AND AVAILABILITY

The Company purchases green beans from a number of importers as well as from farmer representatives and small producer cooperatives.  Although most coffee trades in the worldwide commodities markets, coffee of the quality sought by the Company tends to trade on a negotiated basis at a substantial premium or “differential” above commodity coffee pricing, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors, such as weather, politics and economics in the producing countries.

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

The Company believes its long-term relationships with coffee bean brokers, including Sustainable Harvest, provide adequate sources of supply of high-quality green beans to meet the Company’s needs for the foreseeable future.  However, a worldwide supply shortage of the high quality arabica coffees the Company purchases, the loss of one or more of these brokers, or a shortage of organic and shade grown beans in particular, could have an adverse impact on the Company.

Supplies of tea are secured from traditional sources that are readily available in the marketplace.

OTHER MATTERS

The company has been pursuing the sale of its bakery operations in Mendocino because the Company does not deem it a fit with its wholesale operations.  It has listed the bakery with a real estate agent.  However, the bakery is a major retailer of the Company’s coffee in Mendocino and the Company intends to continue to operate the business until it can find a buyer who will continue to use the Company’s coffee products exclusively after the sale.  There is no guarantee that the Company will be able to sell the bakery.

CUSTOMERS

In fiscal 2002, there are no customers accounting for more than 10% of the Company’s revenue from coffee sales. However, a significant reduction in sales to any of the Company’s principal customers, or the loss of one or more major customers, may have an adverse impact on the Company.   See “Management’s Discussion and Analysis of Financial Conditions – 2002 compared to 2001.”

INTELLECTUAL PROPERTY

The Company holds various federal registrations in the United States for the following trademarks and service marks: Thanksgiving Coffee Company, Royal Gardens Tea Company, Pony Express, Time Bandits, Grand Slam Coffee, “Not Just a Cup...But a Just Cup,” “Many Beans are Picked, Few are Chosen,” Mayan Harvest, and Inca Harvest.  From time to time, federal trademark and service mark registrations must be renewed.  The Company does not hold any patents.

GOVERNMENT REGULATION

The Company’s roasting plant has been certified wholly organic by the USDA.  The Organic Crop Improvement Association (OCIA) was the inspecting agent.  The OCIA has also certified the organic practices of several farms from which the Company receives green beans.  The certification criteria of the OCIA, an independent organization, meet the standards promulgated under the Organic Foods Production Act of 1990 (OFPA).

EMPLOYEES

As of December 31, 2002, the Company had forty-six full-time employees and nineteen part-time employees. None of the Company’s employees are covered by a collective bargaining agreement.  The Company has never suffered a work stoppage due to adverse labor conditions with its employees.  The Company believes that it maintains good relations with its employees.

ITEM 2 PROPERTY

The executive offices of the Company occupy approximately 14,500 square feet at 19100 South Noyo Harbor Drive, Fort Bragg, California 95437, which also includes a warehouse and the capacity for manufacturing operations.  The Company leases an additional 1,626 square feet of storage space on the Fort Bragg waterfront.  These facilities are currently being leased on a one year extension of an existing lease expiring March 31, 2003, at a rate of approximately $8,600 per month from affiliates of the Company, Joan and Paul Katzeff, who are founders, principal shareholders, officers and directors of the Company.  The Company has exercised one option to extend the lease for one five-year period at the rate of $8,600 per month.  The Company believes this lease represents an arms-length rate and arms-length terms for comparable space in the Fort Bragg area and intends to extend the lease. See Item 12, “Certain Relationships and Related Transactions.”

The Company’s Bakery in Mendocino is approximately 1,617 square feet and is leased from an unaffiliated third party.  The Company currently pays rent of approximately $3,265 per month for the Bakery pursuant to a lease that expires September 30, 2011.

The Company leases a 1,100 square foot facility in Santa Rosa , CA for $907 per month for the purpose of repairing its brewers and grinders that it lends to foodservice accounts.  A new lease was signed on February 1, 2003 for a two year period.

The Company believes that its current facilities are adequate for its current and expected operations, and that suitable additional space will be available in the Fort Bragg area when and if additional space is required.  The Company owns no real property.

ITEM 3 LEGAL PROCEEDINGS

No legal matters are pending at this time.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of the security holders during the past quarter.

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Trades in the Company’s Common Stock are made through Mutual Securities, Inc., (“Mutual Securities”) in Ukiah, California, an order matching service.  No established trading market exists for the Company’s Common Stock.  The Company’s Common Stock is not listed on any exchange or the NASDAQ system.

During fiscal 1999, the Company was aware of only four trades of the Company’s Common Stock totaling 2,350 shares of Common Stock.  All transactions were individually negotiated between the buyer and seller through Mutual Securities as intermediary.  The average price of these transactions per Mutual Securities was $4.74 for all of fiscal 1999.   The first three trades were for 2,200 shares at $5.00 per share and took place in the first three quarters.  The final trade for 150 shares took place in the last quarter and was for $1.00 per share.  No trades have taken place in 2000, 2001 or 2002.

The Company has not declared nor paid any cash dividend since its inception.  The Company intends to retain all earnings for use in its business and therefore does not anticipate paying any cash dividends in the near future.  The Company’s bank credit agreement prohibits the payment of cash dividends without the bank’s consent.

As of December 31, 2002, there were 1,308 holders of record of the Common Stock.

The only equity compensation plan maintained by the Company is an option granted to a past officer of the Company in fiscal 1997.  This option expires on December 31, 2003.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Exercise price of outstanding options, warrants and rights	Number of securities Remaining available for future issuance under equity compensation Plans

Equity compensation Plans approved by Security holders	0	0	0
Equity compensation Plans not approved by Security holders	16,000	$5	0
Total	16,000	$5	0

ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with the Company’s audited financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

2002 Compared to 2001

Consolidated	Increase/ (Decrease)

Net Sales	$(159,024)
Cost of Sales	$(174,489)
Gross Margin	4.5%
Selling, G & A Expense	$55,056
Depreciation & Amortization	$(32,223)
Interest	$(27,286)
Net Income	$4,777

REVENUES.  Consolidated net sales for the year ended December 31, 2002 were $5,010,650, down 3% or approximately $160,000 compared to net sales of $5,169,674 for December 31, 2001.

Distribution revenues (e.g.. revenues generated on our own truck distribution) were down  $170,000 or 6.8% for the year ended December 31, 2002 when compared to the same period in 2001.  Nearly 60% of the decline was a result of a loss of a customer in one of the territories who began roasting for their own use during the fourth quarter of 2001.  The remaining difference is a result of the loss of a second customer in two different territories that changed coffee vendors.

National revenues (e.g. revenues not derived by mail order and direct truck distribution) were up $10,000 or 4% for the year ended December 31,2002 when compared to the same period last year.  Growth in a major national account and a distributor in Southern California resulted in higher sales.  There can be no assurances that this positive trend will continue.

Mail Order revenues (e. g. revenues generated directly from product sold directly to the consumer either through print media or the Internet) were flat for the year ended December 31, 2002 when compared to the same period last year.  The Company’s Cornucopia program through its mail order division, having non-profit organizations raise funds by selling the Company’s coffee to their constituency, generated nearly $22,000 in revenue since it began in the third quarter of 2002, offsetting a loss of business of nearly the same amount in the traditional mail order business.  In addition, the Company’s Internet sales were up over $35,000 for this fiscal year. The Company has shifted its emphasis away from traditional mail order towards its Internet store and increased it expenditures for development of its Internet site and store.   Some of the increase in the Internet sales reflects the migration of traditional mail order customers to the Company’s website and Internet store.  However, the Company cannot be sure that this strategy will be successful and replace volume lost in the traditional mail order business.

Sales attributable to operation of the Company’s bakery were up $3,000 or .5% for the year ended December 31, 2002 compared to the same period last year.  Increase in business from a wholesale account and price increase implemented in May 2002, were offset by a slight decline in purchases during the year.

COST OF SALES.  Consolidated cost of sales for the year was $2,587,937, a decrease of nearly $175,000 or 6.3% from cost of sales of $2,762,426 for the same period last year.  This decline was a result of lower per pound bean costs, lower sales volume and lower overhead costs.  Per pound green bean costs dropped to an average of $1.49 for the year compared to $1.60 last year for the same period.  Approximately $85,000 of the drop was due to lower prices, $40,000 was due to lower sales volume and $50,000 because of a drop in overhead costs ($24,000 lower storage and late charges, $10,000 reduction in lease charges for the roaster, $6,000 drop in utility costs, $5,000 reduction in operating supplies and a $3,000 reduction in freight for green beans inbound).  There can be no assurance that green bean prices will remain low.

GROSS MARGIN.  Consolidated gross margin (gross profit as a percentage of net sales) for the year ended December 31, 2002 was 48.4%, a 4.5% improvement when compared to gross margin of 46.6% for the same period last year.  This increase was a result of the aforementioned change in sales and cost of sales.  There can be no assurances that the price of green beans will remain at their current levels or that overhead costs will remain at this year’s levels.

SELLING, GENERAL & ADMINISTRATIVE.  Consolidated selling, general and administrative expenses for the year ended December 31, 2002 were $2,108,374, a $55,000 increase or 2.6% over selling general and administrative expenses of $2,053,318 for the same period last year.  Most of the increase was for a higher wage to an existing employee of $15,000 to head the new Cornucopia program and a manager of the bakery for $36,000.

DEPRECIATION & AMORTIZATION.  Consolidated depreciation and amortization expenses were $169,786 for the year ended December 31, 2002, a decrease of over $32,000 or 16% when compared to expenses of $202,009 for the same period last year.  This decline was a result of fewer capital expenditures, the change in accounting method for startup and other organization costs that were written off at December 31,2001 and a change in accounting method for amortizing goodwill effected January 1, 2002.

INTEREST EXPENSE.  Interest expense for the year ended December 31, 2002 was $57,457 a decrease of 32.2% or over $27,000 from interest expense of $84,743 for the same period last year.  The decrease is a result of lower borrowings for the year having decreased from nearly $595,000 in fiscal 2001 to nearly $461,000 in fiscal 2002.  Interest rates during 2002 were not materially different from 2001.

NET INCOME.  As a consequence of the foregoing factors, the Company realized a net profit of $113,628 for the year ended December 31, 2002 a n increase of $4,777 or 4.3% when compared to the net profit of $108,851 for the same period last year.  The improvement in operating results of nearly $30,000 for the current fiscal year was offset by a reduced income tax benefit provided by the loss carry forwards of $23,000.  Because of the decline in sales and the increases in selling general and administrative expenses, there can be no assurances that the Company will be profitable in any future periods.

2001 COMPARED TO 2000

Consolidated	Increase/ (Decrease)

Net Sales	$(221,808)
Cost of sales	$(135,503)
Gross Margin	.31%
Selling, G&A Expense	$(147,259)
Depreciation & Amortization	$(2,980)
Interest Expense	$(12,907)
Net Income	$194,584

REVENUES.  Consolidated net sales for the year ended December 31, 2001 were $5,169,674, down 4% or approximately $220,000 when compared to net sales of $5,391,482 for December 31, 2000.

Distribution revenues for fiscal 2001(e.g., revenues generated on our own truck distribution) were down $173,000 or 6% for the year when compared to fiscal 2000.  Sales were down $100,000 in a territory where a sales person was not replaced and down $70,000 in a territory where a major customer began roasting its own coffee late in the fourth quarter.   The Company has hired a new driver salesperson in the territory were the salesman was not replaced to attempt to recover lost sales.

National revenues (e. g., revenues not derived by mail order and direct truck distribution) declined by $27,000 or 2.2% for the year when compared to fiscal 2000.  The decrease was a result of a loss of some bird stores that no longer carry coffee in their operations and a Company distributor who lost two accounts.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) declined by $20,000 or 5 % for the year when compared to fiscal 2000.  The decrease in mail order revenue reflects a lack of spending on new mailings to grow the mailing list and attrition of the current list, offset by an increase of $35,000 (representing a nearly 40% increase over sales last year) through the Internet.  The Company has shifted its emphasis to Internet sales and increased its expenditures for development of its Internet site and store.  From August 2001 until the end of 2001, volume on the Internet was replacing the lost volume from the lack of catalogue spending.

COST OF SALES.  Consolidated cost of sales were $2,762,426, down 7% or $135,000 in fiscal 2001 when compared to cost of sales for the same period in 2000 of $2,897,929.  This decline was a result of lower volume and a decline in green bean costs of nearly 6.5 % mostly affecting the last four months of fiscal 2001.

GROSS MARGIN.  Consolidated gross margin (gross profit as a percentage of net sales) was 46.56% in fiscal 2001compared to a gross margin of 46.25% in fiscal 2000.  This was a result of favorable green bean prices as noted above, offset somewhat by higher food costs at the bakery.

SELLING, GENERAL & ADMINISTRATIVE.  Consolidated selling, general and administrative expenses were $2,053,318 down 7% or approximately $147,000 for fiscal 2001, compared to $2,200,577, compared for the same period in 2000.  The decrease is due to a  $50,000 decrease in wages for the year, a $20,000 decline in show expense as fewer shows were attended, a $25,000 drop in legal expenses because of the lawsuit that settled in 2000, a $25,000 drop in advertising and catalogue costs because of the emphasis on the Internet, a $15,000 reduction in freight costs due to better discounts and freight recovery, and lower lease cost of $15,000 due to the expiration of several operating leases during the year where the Company purchased the residuals.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expenses were $202,009 down 1.5%o or approximately $3,000 in fiscal 2001, compared to $204,989 for fiscal 2000.  This was due to lower capital expenditures for the year.

INTEREST EXPENSE.  Interest expense was $84,743 down more than 13.5% or $13,000 for fiscal 2001, compared to $97,650 for fiscal 2000.  This is a result of a decrease in borrowings for the year by nearly $170,000 to $595,000 (including capitalized leases) in fiscal 2001, compared to $764,553 for fiscal 2000, and a reduction in interest rates during the year.

NET PROFIT.  Because of the foregoing factors, the Company had a profit of $108,851 or a turnaround of $195,000 in fiscal 2001 compared to a net loss of $85,733 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of December 31, 2002 was $249,259 as compared to working capital of  $241,429 as of December 31, 2001.

Cash provided by operating activities was $315,263 in fiscal 2002 compared to $305,903 in fiscal 2001.

Cash used in investing activities for the year ended December 31, 2002 was $214,930 compared to $91,384 used during the same period in fiscal 2001.   Capital expenditures made during the year included $60,000 for new hardware and software, including rewiring for a new local area network, improvements to the web site and store of $45,000, $20,000 for design and application of decals for Company’s delivery vans, $20,000 for new telephone equipment, $18,000 for a new Company car, $17,000 for leasehold improvements to the facility, $11,000 for brewers and grinders, $8,000 for a new graphics computer and programs and $5,000 for new packaging plates.

Net cash used by financing activities for the year ended December 31, 2002 was $134,035 as compared to a use of cash for the same period in fiscal 2001 was $157,538.  Repayments of debt to Wells Fargo of $106,000, repayment of $52,000 to the majority shareholders and $44,000 to Laoma Yaski were the largest amounts of the debt repayments.

Cash as of December 31, 2002 was $65,174, a nearly $34,000 decrease when compared to $98,876 for the same period in fiscal 2001.  The primary reason for the decline was an increase in capital expenditures for the year.

The Company’s debt at December 31, 2002 was $460,782 for all term debt and obligations under capital leases, down by  $134,000 from $594,818 due at December 31, 2001.  Of the total, $204,100 is due in fiscal 2003.  Of the total borrowings, $278,400 is due to Wells Fargo.  The Company’s accounts receivable, inventory, equipment, fixtures, and improvements secure the borrowings from Wells.  The Wells Fargo and Chase Manhattan debt are guaranteed by the Company’s majority shareholders.  See Auditor’s Report, Notes to the Financial Statements Note 6.

In December of 2000, the majority shareholders loaned the Company $50,000, payable in monthly installments of $1,649, unsecured, due in November 2003.  At December 31,2002 the Company owes the majority shareholders $17,136 on this note.

The Company is dependent on successfully executing its business plan to achieve profitable operations, obtaining additional sources of borrowings (including normal trade credit), and securing favorable financing arrangements (including lease financing) to become profitable.  There can be no assurance that the Company will be successful in this regard.  If the Company is not able to meet its credit obligations, the Company’s business could be adversely affected.

A summary of the Company’s principal contractual obligations and other commitments as of December 31, 2002 is shown in the following table:

	Payments Due By Period

Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years

Long Term Debt	$460,782	$204,051	$237,834	$13,479	$5,418
Operating Leases	169,051	46,869	84,150	30,764	7,268
Real Estate Leases	857,415	151,879	293,786	141,000	$270,750
Total Cash Obligations	$1,487,248	$402,799	$615,770	$185,243	$283,436

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

Furthermore, past seasonal patterns are not necessarily indicative of future results.  The Company’s future results of operations and earnings could also be significantly affected by other factors, such as changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green coffee beans, increased competition within the Company’s businesses, variances from budgeted sales mix and growth rate, consumer acceptance of the Company’s new products, inability to secure adequate capital to fund its operating losses and working capital requirements, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement its business plan, civil unrest in countries that produce coffee and tea, weather and other natural disasters.  There can be no assurance that sales will increase in future quarters.

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

ITEM 7 CHANGES IN AND DISAGREEMENTS WITH ACCONTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Information in response to this item is set forth in the Financial statements beginning on page F-1 of this filing

PART III

ITEM 8 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

Joan Katzeff, a co-founder of the Company, has served as President and a Director of the Company since its incorporation on May 10, 1982.  Her experience in the Company’s early years included production, delivery and bookkeeping.  Mrs. Katzeff now has planning and administrative responsibilities in operations, marketing and public relations.  In addition, Mrs. Katzeff has responsibility for managing the Mendocino Bakery.

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

ITEM 9 EXECUTIVE COMPENSATION

The following table provides certain information concerning the compensation paid to the Company’s Chief Executive Officer and President for fiscal 2000, 2001 and 2002.  All other Executive Officers received less than $100,000 in fiscal 2002.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Underlying Options	Securities

Paul Katzeff	2002	$100,000	—	—	—
Chief Executive Off.	2001	$100,000	—	—	—
and Director	2000	$100,000	—	—	—
Joan Katzeff	2002	$100,000	—	—	—
President and	2001	$100,000	—	—	—
Director	2000	$100,000	—	—	—

STOCK OPTION GRANTS

The Company did not grant stock options to any of the above named executive officers during fiscal 2002.

COMPENSATION OF DIRECTORS

Members of the Board of Directors do not receive compensation for service on the Board.

ITEM 10 SECURITY OWNERSHIP OF MANAGEMENT CERTAIN OTHERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2002, (i) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than five per cent of the Company’s Common Stock, (ii) by each of the named executive officers, (iii) by each of the Company’s directors and nominees, and (iv) by all directors and executive officers as a group.  The Company believes that the person and entities named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percentage

Joan and Paul Katzeff(1) (Joan Katzeff, President) (Paul Katzeff, CEO) c/o Thanksgiving Coffee Co., Inc. POB 1918 Fort Bragg, CA 95437	979,000	(1)	79.3%
Roy Doughty Director c/o Thanksgiving Coffee Co., Inc. POB 1918Fort Bragg, CA 95437	200		0.02%
All directors and executive officers as a group (3 persons)	979,200	(1)	79.5%

(1)	Shares are originally issued, restricted and jointly owned by Joan Katzeff and Paul Katzeff.

ITEM 11 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 1997, the Company sold all outstanding shares of its wholly-owned subsidiary, Sustainable Harvest, to Mr. David Griswold, a former employee of the division.  Under the terms of the agreement, the Company is required to purchase a certain quantity of green coffee beans per year for a five-year period commencing December 31, 1997, at a fixed mark-up over “landed coffee costs.”  This agreement expired on December 31, 2002.

The Company leases its corporate headquarters, warehouse and waterfront facilities from Joan and Paul Katzeff, who are affiliates of the Company (the “Katzeffs”).  The lease provides for monthly payments of $8,600 in fiscal 2002, and the Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities.  See Note 6 and Note 12 of “Notes to Financial Statements”.

Global Insights, of which Mr. Doughty, a director of the Company, is a principal, is party to a one–year consulting agreement that commenced January 1, 2002 for the provision of specific business functions including a provision of shareholder relation services for $18,000 per year.  Global Insights also received an additional $2,500 during fiscal 2002 for similar services provided outside the agreement.  In 2001, Global Insights received an aggregate of $18,000 for similar services.

The Company carries insurance indemnifying its directors and certain officers and certain employees against certain liabilities by reason of their status or service as directors or officers or employees of the Company.

The Company has two notes payable to its major shareholders, Paul Katzeff, CEO and Joan Katzeff, President.  At December 31, 1999, there was only one and the balance was $24,919.  During 2001 and 2002 payments of interest were made on the note at a rate of 11% per annum and at December 31, 2002, the balance on that note was $24,919.  The second note was executed on November 15, 2000, in the principal amount of $50,000 and is payable in monthly installments of $1,649 including interest at 11.5% per annum.  Such note had a balance of $33,889 as of December 31, 2001 and $18,606 as of December 31, 2002.  The Katzeff’s have subordinated the first note to all notes payable including the note payable to Wells Fargo.  See Auditors Report, Notes to Financial Statements, Note 6 and Note 12.

The Company had two notes payable to its major shareholders, Paul Katzeff CEO and Joan Katzeff, President, that were paid during the year.  One was an unsecured note for $30,000 due on October 1, 2002 payable in monthly installments of interest at 10% and a lump sum payment of $30,000 on October 1, 2002.  The second was an unsecured note payable in one lump sum of principal at $6,967and interest of 10% due and paid on April 1, 2002.

ITEM 12 CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days before the filing date of this annual report.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Restated Articles of Incorporation of the Company.+
3.2	By laws of the Company.+
3.2.1	Amendment No. 1 to Bylaws of the Company, dated June 3, 1996.++
10.1	Business Loan Agreement dated as of September 5, 1995 by and between the Company and Wells Fargo Bank, N.A., as amended on August 11,1997.++
10.2	Lease agreements for the Company’s Fort Bragg facilities.++++
10.2.1	Extension of Term and Further Amendment to Lease Agreement dated April 1, 1992.+++++
10.2.2	Further Amendment to Lease Agreement dated July 1, 1992.+
10.2.3	Third Amendment to Lease Agreement dated July 1, 1994.+
10.2.4	Exercise Option to Extend Lease Agreement April 1, 1995.+
10.3	Lease Agreement for the Company’s Bakery in Mendocino.++++
10.4	Sample Coffee Purchase Agreement.+
10.5	Promissory Note issued by the Company to Joan and Paul Katzeff dated as of April 17, 1996.++++
10.6	Promissory Note issued by the Company to Joan and Paul Katzeff dated as of December 30, 1990.++++
10.7	Stock Purchase Agreement between the Company, Sustainable Harvest, Inc. and David Griswold as of December 31, 1997.! !!
10.8	Summary Plan Description of the Company’s Profit Sharing Plan.! +++++
10.9	Business Loan Agreement dated as of August 13, 1997 by and between the Company and Wells Fargo Bank, NA +++++

10.10	Business Loan Agreement dated as of January 6, 1999 by and between the Company and Wells Fargo Bank, N.A.
10.11	Non-exclusive License Agreement dated as of July 14, 1998 by and between the Company and Wyland International, LLC.!!!
10.12	Business Loan Agreement dated as of November 30, 2000 by and between the Company and Wells Fargo Bank, NA!!!!
10.13	Promissory Note issued by the Company to Joan and Paul Katzeff dated as of April 1,2001**
10.14	Promissory Note issued by the Company to Joan and Paul Katzeff dated as of October, 2001***
10.15	Promissory Note issued by the Company to Joan and Paul Katzeff as of April 1, 2002****
24.1	Consent of Sallmann, Yang & Alameda.****
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

(b) Reports on 8-K

None.

+     Incorporated  by reference to the exhibits to the  Company’s Registration Statement on Form S-1 (File No 33-96070-LA).

++   Incorporated  by reference to the exhibits to the  Company’s Form 10-QSB for the quarter ended March 31, 1998.

+++ Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended June 30,1998.

++++  Incorporated  by reference to the exhibits to the  Company’s Form 10-QSB for the quarter ended September 30, 1998.

+++++ Incorporated  by reference to the exhibits to the  Company’s Form 10-KSB for the year ended December 31, 1998.

!      Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 1998.

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

!!!! Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31,2000.

**Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended June 30,2001.

*** Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended September 30,2001.

**** Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended June 30, 2002.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ PAUL KATZEFF	Chief Executive Officer	March 25, 2003
(Principal Executive Officer)
Paul Katzeff	and Director

/s/ JOAN KATZEFF	President, Chief Financial Officer	March 25, 2003
(Principal Financial and Accounting
Joan Katzeff	Officer) and Director

/s/ ROY DOUGHTY	Director	March 25, 2003

Roy Doughty

CERTIFICATIONS

I, Paul Katzeff, certify that:

1. I have reviewed this annual report on Form 10-KSB of Thanksgiving Coffee Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

By:	/s/ PAUL KATZEFF

Paul Katzeff, Chief Executive Officer

CERTIFICATIONS

I, Joan Katzeff, certify that:

1. I have reviewed this annual report on Form 10-KSB of Thanksgiving Coffee Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

By:	/s/JOAN KATZEFF

Joan Katzeff, President and Chief Financial Officer

Item 14.  Financial Statements

Financial Statements

Thanksgiving Coffee Company, Inc.

Years Ended December 31, 2002 and 2001

with Report of Independent Accountants

Thanksgiving Coffee Company, Inc.

Audited Financial Statements

Years Ended December 31, 2002 and 2001

Report of Independent Accountants

To The Board of Directors
Thanksgiving Coffee Company, Inc.
Fort Bragg, California

We have audited the accompanying balance sheets of Thanksgiving Coffee Company, Inc. (a California Corporation) as of December 31, 2002 and 2001 and the related statements of income, retained earnings, and cash flows for each of the three years ended December 31, 2002, 2001 and 2000.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Thanksgiving Coffee Company, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

SALLMANN, YANG & ALAMEDA
An Accountancy Corporation

Kathleen M. Alameda
Certified Public Accountant

March 5, 2003

Thanksgiving Coffee Company, Inc.

Balance Sheets

	December 31

	2002	2001

Assets
Current assets
Cash	$65,174	$98,876
Accounts receivable	308,660	324,505
Employee receivable	4,273	250
Inventory	378,878	379,470
Prepaid expenses	28,952	60,934
Deferred tax asset	25,074	—

Total current assets	811,011	864,035
Property and equipment
Property and equipment	2,539,736	2,426,369
Property held under capital lease	88,699	—
Accumulated depreciation	(1,990,354)	(1,818,218)

Total property and equipment	638,081	608,151
Other assets
Deposits and other assets	37,572	41,219
Goodwill	171,773	171,773
Other intangibles, net of amortization	43,250	48,807
Deferred tax asset	46,333	60,352

Total other assets	298,928	322,151

Total assets	$1,748,020	$1,794,337

See accompanying notes and accountants’ report	4

Thanksgiving Coffee Company, Inc.

Balance Sheets

	December 31

	2002	2001

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$302,903	$322,232
Notes payable-bank, current portion	92,800	106,134
Notes payable-other, current portion	53,906	49,888
Notes payable-shareholders, current portion	42,055	78,639
Capital lease obligations, current portion	15,290	4,335
Accrued liabilities	54,798	47,024
Deferred income taxes	—	14,354

Total current liabilities	561,752	622,606
Long term debt
Notes payable-bank	185,600	278,400
Notes payable-other	23,211	60,286
Notes payable-shareholders	—	17,136
Capital lease obligations	47,920	—

Total long term debt	256,731	355,822

Total liabilities	818,483	978,428
Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,234,544 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Retained earnings (accumulated deficit)	43,121	(70,507)

Total shareholders’ equity	929,537	815,909

Total liabilities and shareholders’ equity	$1,748,020	$1,794,337

See accompanying notes and accountants’ report	5

Thanksgiving Coffee Company, Inc.

Statements of Income

	Years Ended December 31

	2002	2001	2000

Income
Net sales	$5,010,650	$5,169,674	$5,391,482
Cost of sales	2,587,937	2,762,426	2,897,929

Gross profit	2,422,713	2,407,248	2,493,553
Operating expenses
Selling, general and administrative expenses	2,108,374	2,053,318	2,200,577
Depreciation and amortization	169,786	202,009	204,989

Total operating expenses	2,278,160	2,255,327	2,405,566

Operating income	144,553	151,921	87,987
Other income (expense)
Interest income	330	2,784	2,575
Miscellaneous income (expense)	965	(8,271)	12,238
Gain on sale of equipment	628	1,523	—
Labor settlement expense	—	—	(60,000)
Interest expense	(57,457)	(84,743)	(97,650)

Total other income (expense)	(55,534)	(88,707)	(142,837)

Income (loss) before income taxes and cumulative effect of a change in accounting principle	89,019	63,214	(54,850)
Income tax benefit (expense)	24,609	47,650	(30,883)
Cumulative effect of change in accounting Principle	—	(2,013)	—

Net income (loss)	$113,628	$108,851	$(85,733)

Earnings (loss) per share (basic)	$0.09	$0.09	$(0.07)

Earnings (loss) per share (dilutive)	$0.09	$0.09	$(0.07)

See accompanying notes and accountants’ report	6

Thanksgiving Coffee Company, Inc.

Statements of Retained Earnings

	December 31

	2002	2001	2000

Accumulated deficit, beginning	$(70,507)	$(179,358)	$(93,625)
Net income (loss)	113,628	108,851	(85,733)

Retained earnings (accumulated deficit), ending	$43,121	$(70,507)	$(179,358)

See accompanying notes and accountants’ report	7

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

	Years Ended December 31

	2002	2001	2000

Operating activities
Net income (loss)	$113,628	$108,851	$(85,733)
Noncash items included in net income (loss)
Depreciation and amortization	191,185	224,818	228,919
Gain on sale of equipment	(628)	(1,523)	—
Cumulative effect of change in accounting principle	—	2,013	—
Deferred income tax expense (benefit)	(25,409)	(48,450)	30,083
Changes in operating assets and liabilities
Receivables	11,822	56,991	14,283
Inventory	592	124,398	(16,589)
Prepaid expenses	31,982	7,557	(11,341)
Deposits and other assets	3,647	836	285
Accounts payable	(19,330)	(170,306)	85,615
Accrued liabilities	7,774	718	4,544

Net cash provided by operating activities	315,263	305,903	250,066
Investing activities
Purchases of property and equipment	(217,319)	(94,551)	(117,979)
Proceeds from sale of equipment	2,389	3,167	—
Purchases of intangible assets	—	—	(2,500)

Net cash used by investing activities	(214,930)	(91,384)	(120,479)
Financing activities
Payments from notes receivable	—	12,028	10,000
Proceeds from notes payable and capital leases	87,699	66,967	64,302
Repayments of notes payable and capital leases	(221,734)	(236,533)	(203,150)

Net cash used by financing activities	(134,035)	(157,538)	(128,848)
Net increase (decrease) in cash	(33,702)	56,981	739
Cash at beginning of year	98,876	41,895	41,156

Cash at end of year	$65,174	$98,876	$41,895

See accompanying notes and accountants’ report	8

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

December 31, 2002 and 2001

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

Intangible assets are amortized over the following estimated useful lives using primarily straight-line basis.

Life in Years

Leasehold value	14
Trademark	17
Refinance costs	5

Goodwill will not be reduced unless events or circumstances occur indicating that impairment exists within a particular reporting unit.  Impairment losses, if any, are recorded in the statement of income as part of operating income.

Investments in Consolidated Companies

On October 31, 1996, the Company acquired the assets of Mendocino Bakery, Inc. in a business combination accounted for as a purchase.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

1.     Summary of Significant Accounting Policies (continued)

Profit Sharing Plan

The Company has a profit sharing plan covering substantially all of its employees.  Benefits are based upon years of service and the employee’s compensation during the employment period.  No contributions to the profit sharing plan were made for the years ended December 31, 2002, 2001 and 2000.

Futures and Options Contracts

The Company occasionally enters into exchange traded coffee futures and options contracts with the objective of minimizing cost risk due to market fluctuations.  The Company does not define these contracts as hedge instruments pursuant to accounting principles and practices designated in Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts.  Accordingly, changes in the market value of futures contracts (unrealized gains and losses) are reported by the Company in the period in which the change occurs and are included as a component of shareholders’ equity.  Realized gains and losses are a component of cost of sales. The Company did not have any futures or options contracts in effect as of December 31, 2002, 2001 and 2000.

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors.

Advertising

The Company expenses costs of advertising the first time the advertising takes place, except direct-response advertising, which is capitalized and amortized over its expected period of future benefits.  Direct-response advertising consists primarily of mail order solicitation costs, typically mailed to customers who have specifically responded to this type of advertising.  The mail order department documents whether orders come from catalogs or other sources when processing orders.  Catalog costs are amortized over the period from the catalog mailing until the next catalog is issued.  Advertising costs charged to expense were $14,907, $26,413 and $33,454 for the years ended December 31, 2002, 2001 and 2000, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

2.     Accounts Receivable

Accounts receivable consist of the following:

	2002	2001

Accounts receivable	$317,693	$332,564
Less: Allowance for doubtful accounts	(9,033)	(8,059)

Accounts receivable, net	$308,660	$324,505

The Company uses the percentage method for uncollectible accounts.  The allowance for doubtful accounts is estimated from 1% to 10% of total outstanding receivables as of December 31, 2002.  The allowance for doubtful accounts was estimated at approximately 1% of total non-cash sales as of December 31, 2001.  Bad debt expense for the years ended December 31, 2002, 2001 and 2000 was $3,224, $13,970, and $5,506, respectively.  The adjustments to the allowance account for the years ended December 31, 2002 and 2001 was $974 and $3,019, respectively.

3.     Inventory

Inventory consists of the following:

	2002	2001

Coffee
Unroasted	$112,237	$82,065
Roasted	90,394	99,084
Tea	12,175	14,493
Packaging, supplies and other merchandise held for sale	164,072	183,828

Total inventory	$378,878	$379,470

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

4.     Property and Equipment

Property and equipment consists of the following:

	2002	2001

Equipment and fixtures	$1,562,635	$1,448,492
Furniture and equipment	287,653	280,516
Leasehold improvements	423,200	405,299
Transportation equipment	111,007	91,570
Marketing equipment	155,241	106,926
Property held under capital leases	88,699	93,566

Total property and equipment	2,628,435	2,426,369
Accumulated depreciation	(1,990,354)	(1,818,218)

Property and equipment, net	$638,081	$608,151

Marketing equipment includes costs to develop and periodically update a website for on-line sales and promotion.  Costs related to the Company’s website are depreciated on the straight-line method over three years.

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $185,628, $210,880 and $212,037, respectively.

5.     Goodwill and Other Intangible Assets

As part of the adoption of FASB Statement 142 as of January 1, 2002, the Company no longer amortizes goodwill.  The Company performed a test of impairment on goodwill which resulted in no impairment loss as of December 31, 2002.

The change in the carrying value of goodwill during the year ended December 31, 2002 follows:

Carrying value - beginning of year	$171,773
Goodwill acquired	—
Goodwill impairment losses	—

Carrying value - end of year	$171,773

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

5.     Goodwill and Other Intangible Assets (continued)

Intangible assets subject to amortization consist of the following:

	2002	2001

Leasehold value	$67,000	$67,000
Trademark	5,127	5,127
Refinance cost	2,500	2,500

Total intangible assets	74,627	74,627
Accumulated amortization	(31,377)	(25,820)

Other intangible assets, net	$43,250	$48,807

Amortization expense for the years ended December 31, 2002, 2001 and 2000 was $5,557, 13,938 and $16,882, respectively.

6.     Long Term Debt

         Notes Payable

	2002	2001

Note payable to Wells Fargo Bank, monthly installments of $7,733 plus interest at 3% over prime rate beginning December 15, 2000 (7.25% at December 31, 2002), final payment is due on January 15, 2005. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. The note is guaranteed by the Company’s majority shareholders.	$278,400	$371,200
Note payable to Wells Fargo Bank, payable in monthly installments of $1,667 plus interest at 1% over prime rate (5.75% at December 31, 2001), final payment became due and was paid on August 15, 2002. The note was secured by all accounts receivable, inventory, equipment, fixtures and improvements.	—	13,334
Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12.00%, with balance due on demand after June 30, 1996. The shareholders have subordinated this note to all notes payable including Wells Fargo Bank as described above. Deferred interest is $0 and $3,780 at December 31, 2002 and 2001, respectively.	24,919	24,919

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6.     Long Term Debt (continued)

         Notes Payable

	2002	2001

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of $1,649 including interest at 11.50%, with final payment due on November 17, 2003, unsecured.	$17,136	$33,889
Note payable to the Estate of Laoma Yaski for the purchase of Mendocino Bakery, payable in monthly installments of $4,249, including interest at 10.00%, secured by property and equipment at the bakery, final payment due on November 14, 2003.	44,488	88,606
Note payable to Chase Manhattan Bank, payable in monthly installments of $324, including interest at 8.637%, secured by a vehicle, final payment due on October 26, 2004. The note is guaranteed by the Company’s majority shareholders.	6,575	9,748
Note payable to Chase Manhattan Bank, payable in monthly installments of $304, including interest at 9.90% secured by vehicle, final payment due on November 16, 2005. The note is guaranteed by the Company’s majority shareholders.	9,223	11,820
Note payable to Chrysler financing, payable in monthly installments of $335, including interest at 6.00% secured by vehicle, final payment due on October 30, 2007.	16,831	—
Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 10.00%, the balance was due in lump sum and was paid on October 1, 2002, unsecured.	—	30,000
Note payable to majority shareholders, Paul and Joan Katzeff, was due and paid in one lump sum on April 1, 2002, including interest at 10.00% unsecured.	—	6,967

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6.     Long Term Debt (continued)

         Capital Lease Obligations

	2002	2001

Note payable to First Sierra Computer Equipment, payable in monthly installments of $1,297, including interest at 14.00%, secured by equipment, final payment was due and paid on February 26, 2002.	$—	$2,550
Note payable to Avaya Financial Services, payable in monthly installments of $372, including interest at 12.00%, secured by equipment, final payment due on June 12, 2007.	15,418	—
Note payable to Nationwide Financial Services, payable in monthly installments of $1,414, including interest at 10.512%, secured by equipment, final payment due on May 10, 2006.	47,792	—
Note payable to Security Financial, payable in monthly installments of $910, including interest at 15.529%, secured by equipment, final payment was due and paid on February 22, 2002.	—	1,785

	460,782	594,818
Less current portion	(204,051)	(238,996)

Long term portion of notes payable and capital lease obligations	$256,731	$355,822

Interest paid for the years ended December 31, 2002, 2001 and 2000 was $57,457, $84,743 and $97,650, respectively.

As of December 31, 2002, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate are as follows:

Years Ending December 31

2003	$204,051
2004	119,392
2005	118,442
2006	13,479
2007 and thereafter	5,418

$460,782

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7.     Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Federal – current	$—	$—	$—
Federal – deferred	(27,466)	(22,759)	17,594
State – current	800	800	800
State – prior	—	—	—
State – deferred	2,057	(25,691)	12,489

Total	$(24,609)	$(47,650)	$30,883

The Company computes income taxes using the asset and liability method under which deferred income taxes are provided for temporary differences between the financial bases of the Company’s assets and liabilities.  As of December 31, 2002 and 2001, deferred tax assets recognized for deductible temporary differences and loss carryforwards total $71,407 and $60,352, respectively.  Deferred tax liabilities recognized for taxable temporary differences total $0 and $14,354, respectively.  The Company has a California manufacturer’s credit carryforward of $13,271 as of December 31, 2002 which may be used to offset California income taxes in the future.

The Company has capital loss, contribution and net operating loss carryovers to offset future income tax.  If not used, these credits will expire as follows:

Federal

Years Ending December 31,	Capital Loss	Contributions	Net Operating Loss	Total

2003	$—	$11,289	$—	$11,289
2005	—	12,067	—	12,067
2006	—	758	—	758
2017	—	—	290,210	290,210
2018	—	—	128,576	128,576

	$—	$24,114	$418,786	$442,900

California

Years Ending December 31,	Capital Loss	Contributions	Net Operating Loss	Total

2003	$—	$—	$—	$—
2004	—	4,177	28,950	33,127
2005	—	12,299	64,092	76,391
2007	—	5,396	—	5,396

	$—	$21,872	$93,042	$114,914

Income taxes paid for the years ended December 31, 2002, 2001 and 2000 were $800, $800 and $800, respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

8.     Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under non-cancelable operating leases with terms ranging from three to five years.

As of December 31, 2002, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate are as follows:

Years Ending December 31,

2003	$46,869
2004	42,889
2005	41,261
2006	30,764
2007 and thereafter	7,268

$169,051

Total operating lease payments were $60,337, $77,567 and $93,319 for the years ended December 31, 2002, 2001 and 2000, respectively.

9.     Common Stock

	Number of Shares	No Par Value

Beginning balance, January 1, 2001	1,234,544	$861,816
No activity	—	—

Balance, December 31, 2001	1,234,544	861,816
No activity	—	—

Ending balance, December 31, 2002	1,234,544	$861,816

981,000 shares originally issued are restricted.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

10.    Stock Option Purchase Plan

Under the terms of the Company’s stock option purchase plan (see Note 13), options to purchase shares of its common stock are granted at a price of $5 per share.  Options expire at various dates through 2003.  Following is a summary of transactions:

Beginning balance, January 1, 2001	16,000
Shares expired during the year	—
Shares exercised during the year	—

Balance, December 31, 2001	16,000
Shares expired during the year	—
Shares exercised during the year	—

Ending balance, December 31, 2002	16,000

The related compensation expense for the years ended December 31, 2002, 2001 and 2000 was $0, $0 and $13,250, respectively.

11.    Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders).  The lease provides for monthly rental payments of $8,600 and the Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities.  The lease provides for periodic cost of living increases during the term of the lease, including the option periods.  The Company exercised an option to renew for one five-year term on March 31, 1995, and the lease was extended for successive one year terms on March 31, 2001 and March 31, 2002.  The company has options to renew the lease for three successive five year renewal periods when the current one-year term expires on March 31, 2003.

Any deferred amounts are due based upon available cash flow as determined by the Company’s management or upon demand of the Company’s majority shareholders.  Rental expense under the above lease was $103,200 $103,200 and $103,200 for the years ended December 31, 2002, 2001 and 2000, respectively.  The Company has made substantial leasehold improvements (see Note 4) and intends, along with its major shareholders, to exercise all options under the terms of this lease.

The Company leases a bakery establishment in Mendocino, California.  The lease currently provides for monthly rental payments of $3,150, $3,150 and $3,000 as of December 31, 2002, 2001 and 2000, respectively.  The lease term expires on September 30, 2011.

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

As of December 31, 2002, minimum future rental payments for all leases for each of the next five years and in the aggregate are as follows:

Years Ending December 31,

2003	$151,879
2004	151,879
2005	141,907
2006	141,000
Thereafter	270,750

$857,415

12.    Related Party Transactions

As of December 31, 2002, the Company had (i) one interest only note payable due on demand and (ii) a principal and interest note, in each case payable to Paul and Joan Katzeff (the Company’s majority shareholders, see Note 6).  The Company also leases properties from its majority shareholders (see Note 11).

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000

Principal on notes	$53,720	$44,941	$1,170
Interest expense	$7,583	$8,387	$1,600
Rent expense	$103,200	$103,200	$103,200

13.    Commitments

A total of 16,000 stock options may be exercised or sold at any time at the discretion of a past officer, subject to the Company’s first right of refusal.  The options will expire on December 31, 2003.