Form 10QSB
period 2003-03-31
THANKSGIVING COFFEE CO INC
filed 2003-05-07
CIK 949852

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of May 8, 2003 there were 1,234,544 shares outstanding of common stock of the issuer.

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

THANKSGIVING COFFEE COMPANY, INC.

Thanksgiving Coffee Company, Inc.

Unaudited Financial Statements

For the Three Months Ended March 31, 2003 and 2002

Financial Statements

Thanksgiving Coffee Company, Inc.

Balance Sheets

Unaudited

	March 31,
	2003	2002
Assets
Current assets
Cash	$77,422	$109,758
Accounts receivable	287,328	326,320
Employee receivable	1,653	1,060
Inventory	410,493	438,352
Prepaid expenses	20,198	10,088

Total current assets	797,094	885,578
Property and equipment
Property and equipment	2,657,613	2,435,682
Accumulated depreciation	(2,034,401)	(1,851,824)

Total property and equipment	623,212	583,858
Other assets
Deposits and other assets	42,835	44,834
Goodwill	171,773	170,504
Other intangibles, net of amortization	41,820	47,549
Deferred tax asset	71,407	60,352

Total other assets	327,835	323,239

Total assets	$1,748,141	$1,792,675

See accompanying notes

Thanksgiving Coffee Company, Inc.

Balance Sheets

Unaudited

	March 31,
	2003	2002
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$341,936	$360,073
Notes payable-bank, current portion	69,600	101,134
Notes payable-other, current portion	39,890	51,134
Notes payable-shareholders, current portion	37,558	79,125
Capital lease obligations, current portion	14,201	—
Accrued liabilities	77,283	72,024
Deferred income taxes	—	14,354

Total current liabilities	580,468	677,844
Long term debt
Notes payable-bank	185,600	255,200
Notes payable-other	23,212	47,026
Notes payable-shareholders	—	12,639
Capital lease obligations	61,983	—

Total long term debt	270,795	314,865

Total liabilities	851,263	992,709
Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,234,544 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Retained earnings (deficit)	10,462	(86,450)

Total shareholders’ equity	896,878	799,966

Total liabilities and shareholders’ equity	$1,748,141	$1,792,675

See accompanying notes

Thanksgiving Coffee Company, Inc.

Statements of Income

Unaudited

	Three Months Ended March 31,
	2003	2002
Income
Net sales	$1,112,314	$1,180,649
Cost of sales	553,282	614,107

Gross profit	559,032	566,542
Operating expenses
Selling, general and administrative expenses	543,509	518,296
Depreciation and amortization	40,128	42,679

Total operating expenses	583,637	560,975

Operating income (loss)	(24,605)	5,567
Other income (expense)
Interest income	21	140
Miscellaneous expense	(433)	(6,609)
Interest expense	(6,842)	(14,241)

Total other income (expense)	(7,254)	(20,710)

Income (loss) before income taxes	(31,859)	(15,143)
Income tax expense	(800)	(800)

Net income (loss)	$(32,659)	$(15,943)

Earnings (loss) per share (basic)	$(0.026)	$(0.013)

Earnings (loss) per share (dilutive)	$(0.026)	$(0.013)

Sees accompanying notes

Thanksgiving Coffee Company, Inc.

Statements of Retained Earnings

Unaudited

	March 31,
	2003	2002
Retained earnings (deficit), beginning	$43,121	$(70,507)
Net income (loss)	(32,659)	(15,943)

Retained earnings (deficit), ending	$10,462	$(86,450)

Sees accompanying notes

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

Unaudited

	Three Months Ended March 31,
	2003	2002
Operating activities
Net income (loss)	$(32,659)	$(15,943)
Noncash items included in net income (loss)
Depreciation and amortization	45,477	47,998
Changes in operating assets and liabilities
Receivables	23,952	(2,625)
Inventory	(31,615)	(58,882)
Prepaid expenses	8,754	50,846
Deposits and other assets	(5,263)	(3,615)
Accounts payable	39,033	37,841
Accrued liabilities	22,485	25,000

Net cash provided by operating activities	70,164	80,620
Investing activities
Purchases of property and equipment	(29,179)	(21,178)

Net cash used in investing activities	(29,179)	(21,178)
Financing activities
Advances on notes payable and capital leases	16,644	—
Repayments of notes payable and capital leases	(45,381)	(48,560)

Net cash used in financing activities	(28,737)	(48,560)
Net increase in cash	12,248	10,882
Cash at January 1, 2003 and 2002	65,174	98,876

Cash at March 31, 2003 and 2002	$77,422	$109,758

Supplemental disclosure of cash flow information:

Interest paid for the three months ended March 31, 2003 and 2002 was $ 6,842 and $ 14,241, respectively.

Income taxes paid for the three months ended March 31, 2003 and 2002 were $800 and $800, respectively.

See accompanying notes

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

March 31, 2003

1. Summary of Significant Accounting Policies

Description of Business

Thanksgiving Coffee Company, Inc. (the Company), is a corporation that purchases and roasts high-quality whole bean coffees and sells them to restaurants, grocery stores and other retail outlets. These products are sold primarily through its own distribution network in the Northern California area. Outside of Northern California, the Company ships nationally by common carriers selling direct or through brokers and distributors. Distributors and retailers do not have the right to return products. Additionally, the Company produces and sells a line of high-quality tea products under the trademark of Royal Gardens Tea Company. The Company also sells coffee, tea and related specialty products through mail order and Internet sales on a nationwide basis. The Company sells sandwiches, pastries, coffee and tea through a bakery located in Mendocino, California.

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

Goodwill will not be amortized unless events or circumstances occur indicating that impairment exists within a particular reporting unit. Impairment losses, if any, are recorded in the statement of income as part of operating expense.

Investments in Consolidated Companies

On October 31, 1996, the Company acquired the assets of Mendocino Bakery, Inc. in a business combination accounted for as a purchase.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Profit Sharing Plan

The Company has a profit sharing plan covering substantially all of its employees. Benefits are based upon years of service and the employee’s compensation during the employment period. No contributions have been made to the profit sharing plan in over ten years.

Futures and Options Contracts

The Company occasionally enters into exchange traded coffee futures and options contracts with the objective of minimizing cost risk due to market fluctuations. The Company does not define these contracts as hedge instruments pursuant to accounting principles and practices designated in Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts. Accordingly, changes in the market value of futures contracts (unrealized gains and losses) are reported by the Company in the period in which the change occurs and are included as a component of shareholders’ equity. Realized gains and losses are a component of cost of sales. The Company did not have any futures or options contracts in effect as of March 31, 2003.

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors.

Advertising

The Company expenses costs of advertising the first time the advertising takes place, except direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of mail order solicitation costs, typically mailed to customers who have specifically responded to this type of advertising. The mail order department documents whether orders come from catalogs or other sources when processing orders. Catalog costs are amortized over the period from the catalog mailing until the next catalog is issued. Advertising costs charged to expense were $ 19,862 for the three months ended March 31, 2003.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Reclassifications

Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications had no effect on the reported net income (loss).

2. Accounts Receivable

Accounts receivable consist of the following:

Accounts receivable	$295,562
Less: Allowance for doubtful accounts	(8,234)

Accounts receivable, net	$287,328

The Company uses the percentage method for uncollectible accounts. The allowance for doubtful accounts is estimated from 1% to 10% of total outstanding receivables as of March 31,2003. Bad debt expense (recovery) for the three months ended March 31, 2003 was ($792). The adjustment to the allowance account for the three months ended March 31, 2003 was $799.

3. Inventory

Inventory consists of the following:

Coffee
Unroasted	$132,473
Roasted	86,486
Tea	15,872
Packaging, supplies and other merchandise held for sale	175,662

Total inventory	$410,493

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

4. Property and Equipment

Property and equipment consists of the following:

Equipment and fixtures	$1,562,978
Furniture and equipment	293,022
Leasehold improvements	424,829
Transportation equipment	111,976
Marketing equipment	159,466
Property held under capital leases	105,342

Total property and equipment	2,657,613
Accumulated depreciation	(2,034,401)

Property and equipment, net	$623,212

Marketing equipment includes costs to develop and periodically update a website for on-line sales and promotion. Costs related to the Company’s website are depreciated on the straight-line method over three years.

Depreciation expense for the three months ended March 31, 2003 was $ 44,048.

5. Goodwill and Other Intangible Assets

As part of the adoption of FASB Statement 142 as of January 1, 2002, the Company no longer amortizes goodwill. The Company performed a test of impairment on goodwill, which resulted in no impairment loss as of March 31, 2003.

The change in the carrying value of goodwill during the three months ended March 31, 2003 follows:

Carrying value – beginning of year	$171,773
Goodwill acquired	—
Goodwill impairment losses	—

Carrying value – March 31, 2003	$171,773

Intangible assets subject to amortization consist of the following:

Leasehold value	$67,000
Trademark	5,127
Refinance cost	2,500

Total intangible assets	74,627
Accumulated amortization	(32,807)

Intangible assets, net	$41,820

Amortization expense for the three months ended March 31, 2003 was $1,429.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6. Long Term Debt

Notes Payable as of March 31, 2003

Note payable to Wells Fargo Bank, monthly installments of $7,733 plus interest at 3% over prime rate beginning December 15, 2000 (7.75% at March 31, 2003), final payment is due on January 15, 2005. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. This note is personally guaranteed by the Company’s majority shareholders.	$255,200

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996. The shareholders have subordinated this note to all notes payable including Wells Fargo Bank as described above.	24,919

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of $1,649, including interest at 11.50%, with final payment due on November 17, 2003, unsecured.	12,639

Note payable to the estate of Laoma Yaski for the purchase of Mendocino Bakery, payable in monthly installments of $4,249, including interest at 10%, secured by property and equipment at the bakery, final payment due on November 14, 2003.	32,755

Note payable to Chase Manhattan Bank, payable in monthly installments of $324, including interest at 8.637%, secured by a vehicle, final payment due on October 26, 2004. This note is personally guaranteed by the Company’s majority shareholders.	5,739

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6. Long Term Debt (continued)

Note payable to Chase Manhattan Bank, payable in monthly installments of $304, including interest at 9.90%, secured by vehicle, final payment due on November 16, 2005. This note is personally guaranteed by the Company’s majority shareholders.	$8,533

Note payable to Chrysler Financing, payable in monthly installments of $335, including interest at 6.00%, secured by vehicle, final payment due on October 30, 2007.	16,075

Capital Lease Obligations as of March 31, 2003

Lease payable to Avaya Financial Services, payable in monthly installments of $372, including interest at 12.00%, secured by equipment, final payment due on June 12, 2007.	14,763

Lease payable to Nationwide Financial Services, payable in monthly installments of $1,414, including interest at 10.512%, secured by equipment, final payment due on May 10, 2006.	44,777

Lease payable to US Bancorp Manifest Funding Services, payable in monthly installments of $444, including interest at 12.203%, secured by equipment, final payment due on April 1, 2007.	16,644

432,044
Less current portion	(161,249)

Long term portion of notes payable and capital lease obligations	$270,795

Interest paid for the three months ended March 31, 2003 was $8,680.

As of March 31, 2003, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate are as follows:

2003	$190,880
2004	94,362
2005	122,615
2006 and thereafter	24,187

$432,044

Based on current borrowing rates, the fair value of the notes payable approximate their carrying amounts.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7. Income Taxes

The components of income tax expense for the three months ended March 31, 2003 are as follows:

State – current	$ 800

The Company computes income taxes using the asset and liability method under which deferred income taxes are provided for temporary differences between the financial bases of the Company’s assets and liabilities. Deferred tax assets recognized for deductible temporary differences and loss carryforwards are immaterial for the three months ended March 31, 2003. Deferred tax liabilities recognized for taxable temporary differences are not material for the three months ended March 31, 2003. The Company also has a California manufacturer’s credit carryforward of $13,271, which may be used to offset California income taxes in the future.

The Company has contribution and net operating loss carryovers to offset future income tax. If not used, these credits will expire as follows:

Federal

Years ending December 31,	Contributions	Net Operating Loss	Total
2003	$11,289	$—	$11,289
2005	12,067	—	12,067
2006	758	—	758
2017	—	290,210	290,210
2018	—	128,576	128,576

	$24,114	$418,786	$442,900

California

Years ending December 31,	Contributions	Net Operating Loss	Total
2004	$4,177	$28,950	$33,127
2005	12,299	64,092	76,391
2006	5,396	—	5,396

	$21,872	$93,042	$114,914

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

8. Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancellable operating leases with terms ranging from three to five years.

As of March 31, 2003, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate are as follows:

2003	$57,274
2004	53,638
2005	52,010
2006	39,319
2007 and thereafter	13,628

$215,869

Total operating lease payments were $16,115 for the three months ended March 31, 2003.

9. Common Stock

	Number of Shares	No Par Value
Beginning balance, January 1, 2002	1,234,544	$861,816
No activity	—	—

Balance, December 31, 2002	1,234,544	861,816
No activity	—	—

Ending balance, March 31, 2003	1,234,544	$861,816

981,000 shares originally issued are restricted.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

10. Stock Option Purchase Plan

Under the terms of the Company’s stock option purchase plan (see Note 13), options to purchase shares of its common stock have been granted at a price of $5 per share. All of the options expire at December 31, 2003. Following is a summary of transactions:

Beginning balance, January 1, 2002	16,000
Shares expired during the year	—
Shares exercised during the year	—

Balance, December 31, 2002	16,000
Shares expired during the three month period	—
Shares exercised during the three month period	—

Ending balance, March 31, 2003	16,000

The related compensation expense for the three months ended March 31, 2003 was $0.

11. Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease provides for monthly rental payments of $8,600 and the Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The lease provides for periodic cost of living increases during the term of the lease, including the option periods. The Company exercised an option to renew for one five-year term on March 31, 1995, and the lease was extended for successive one year terms on March 31, 2000, March 31, 2001 and March 31, 2002. The Company has options to renew the lease for three successive five year renewal periods when the current one-year term expires on March 31, 2003. The lease has been renewed for another one year term expiring March 31, 2004.

Any deferred amounts are due based upon available cash flow as determined by the Company’s management or upon demand of the Company’s majority shareholders. Rental expense under the above lease was $25,800 for the three months ended March 31, 2003. The Company has made substantial leasehold improvements (see Note 4) and intends, along with its major shareholders, to exercise all options under the terms of this lease.

The Company leases a bakery establishment in Mendocino, California. The lease currently provides for monthly rental payments of $3,307 as of March 31, 2003. The lease term expires on September 30, 2011.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

11. Long Term Leases (continued)

The Company leased warehouse premises in Santa Rosa, California from a unrelated third party for a one-year period commencing February 1, 2000 at a base rent of $928 per month. The Company has exercised options to renew the lease for two successive two year renewal periods after the one year term expired on February 1, 2001. The Company exercised its options to renew on February 1, 2001 and February 1, 2003. Pursuant to the terms of the renewal, the base rent was reduced to $907 per month effective as of February 1, 2003.

As of March 31, 2003, minimum future rental payments for all leases for each of the next five years and in the aggregate, assuming all extensions and renewals are exercised, as follows:

2003	$113,909
2004	151,879
2005	141,907
2006	141,000
Thereafter	270,750

$819,445

12. Related Party Transactions

As of March 31, 2003, the Company has (i) one interest only note payable due on demand and (ii) a principal and interest note, in each case payable to Paul and Joan Katzeff, the Company’s majority shareholders, (see Note 6). The Company also leases properties from its majority shareholders (see Note 11).

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the three months ended March 31, 2003 are as follows:

Principal on notes	$4,497
Interest expense	$450
Rent expense	$25,800

The majority shareholders also guarantee the debt of Wells Fargo and Chase Manhattan (See Note 6)

13. Commitments

A total of 16,000 stock options may be exercised or sold at any time at the discretion of a past officer, subject to the Company’s first right of refusal. These options expire at December 31, 2003.

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

Three Months Ended March 31, 2003 Compared With Three Months Ended March 31, 2002

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$(68,335)	(5.8)%
Cost of Sales	$(60,825)	(10)%
Gross Margin	2.3%	4.7%
Selling, G&A Expense	$25,213	4.9%
Deprec. And Amort.	$(2,551)	(6)%
Interest Expense	$(7,399)	(52)%
Net Income	$(16,716)	(105)%

Consolidated net sales for the three months ended March 31, 2003 were $1,112,314 down 5.8% or $68,000 when compared with net sales of $1,180,649 for the same period in fiscal 2002.

Distribution revenues (e.g., revenues generated on our own truck distribution) declined by $50,000 or 7.5% for the three month period ended March 31, 2003 when compared to the same period in fiscal 2002. The decline was a result of a general slowdown in all the territories of the Company as no customers were lost during this quarter. Foodservice customers had a larger decline than the retail customers.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) decreased by $14,000 or 5% for the three month period ended March 31, 2003, when compared to the same period in fiscal 2002, because of slow sales at a distributor in the southeast. The distributor had not lost any accounts.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) increased nearly $8,000 or 8.2%, for the three months ended March 31, 2003 when compared to the same period in fiscal 2002. The increase in revenue for mail order reflects the addition of the Company’s “Cornucopia” program, an extension of the mail order business that is designed to provide an avenue for non-profit organizations to raise money by selling the Company’s coffee to their constituency. This program was established during the third quarter of 2002. The traditional mail order catalog business was up nearly $1,000 while Internet sales were up $9,000 or 23% for the quarter when compared to the same period last year. Some of the increase in the Internet sales reflects the migration of traditional mail order customers to the Company’s website and Internet store.

Sales attributable to operations of the Company’s bakery were down $13,000 for the three months ended March 31, 2003, or 8%, when compared to the same period in fiscal 2002. A lower customer count when compared to last year resulted in the lower volume. Slower visitor business appeared to affect most local Mendocino businesses.

Consolidated cost of sales for the three months ended March 31, 2003 were $553,282, down 10% when compared with the cost of sales of $614,107 for the same period in fiscal 2002. This decrease was a result of lower sales and a drop in per pound green bean costs of 4% over last year and slightly lower production labor costs.

Consolidated gross margin (gross profit as a percentage of net sales) for the three months ended March 31, 2003 was 50.3%, up 4.7 percent when compared with gross margin of 48% for the same period in fiscal 2002. Lower per pound green bean cost and slightly lower production labor costs resulted in improved gross margins. There are no assurances that the Company will be able to sustain lower raw material and labor costs in the future.

Consolidated selling, general and administrative expenses were $543,509 for the three months ended March 31, 2003, a 4.9% increase when compared with the selling, general and administrative expenses of $518,296 for the same period in fiscal 2002. The increase was a result of a $6,000 increase in workers compensation insurance costs because of increased rates, higher health insurance costs of $5,000, higher fuel and oil cost of $8,000 and a $4,000 increase in public relations as the company has retained a public relations firm.

Depreciation and amortization expenses for the three months ended March 31, 2003 were $40,128, a decrease of 6% when compared with depreciation and amortization expenses of $42,679 for the same period in fiscal 2002. This decrease was a result of a reduction in purchases of fixed assets.

Interest expense for the three months ended March 31, 2003 was $6,842, a 52% decline from interest of $14,241 for the same period in fiscal 2002. The decrease in interest was a result of a decline in total borrowings by over $114,000 from $546,258 at March 31, 2002 to $432,044 at March 31, 2003

As a result of the foregoing factors, the Company had a consolidated net loss of $32,659 for the three months ended March 31, 2003, compared to a $15,943 consolidated net loss for the same period in 2002. Because of the decline in sales and an increase in selling, general and administrative expenses as well as other factors noted herein there can be no assurances that the Company will be profitable in any future period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company has working capital of $216,626 versus working capital of $207,734 as of March 31, 2002. This increase in working capital is due to a reduction in bank debt and lease obligations offset in part by lower receivables.

Net cash provided by operating activities was $70,164 for the three months ended March 31, 2003 compared to $80,620 provided by operating activities for the three months ended March 31, 2002. The decline in net cash provided by operating activities in the first three months of 2003 was the result of a larger loss this year compared to the same period in fiscal 2002.

Cash used by investing activities was $29,179 for the three months ended March 31, 2003 compared to $21,178 for the same period in 2002. Capital additions for the first three months of 2003 include $5,000 for the Company’s website and web store, and $16,000 for brewers and grinders.

Net cash used in financing activities for the three months ended March 31, 2003 was $28,737 compared to $48,560 during the same period in 2002. The reduction in net cash used in financing activities was a result of new debt incurred through capital leases. Three new leases have been added since March of 2002. The first to Nationwide Financial Services was for a new local area network, upgrade of computers and programs for the finance and operating systems of the Company. The second was to Avaya Financial Services to upgrade the phone system and to provide for an automated operator and directory. The third was with US Bancorp to secure additional grinders and brewers for replacement of old equipment (See Note 6 of Notes to Financial Statements).

Because of lower cash levels at January 1, 2003, cash at March 31, 2003 was $77,422 compared to cash at March 31, 2002 of $109,758.

At March 31, 2003, the Company had total borrowings of $432,044 including $255,200 owing to Wells Fargo Bank. This compares to total borrowings of $546,258 as of March 31, 2002, including $356,334 outstanding to Wells Fargo at that time. The Company’s accounts receivable, inventory, equipment, fixtures and improvements secure the borrowings. The Company’s majority shareholders guarantee the Wells Fargo debt and the two vehicle related Chase Manhattan notes (See Note 6 of Notes to the Financial Statements).

In December of 2000, the majority shareholders loaned the Company $50,000, on an unsecured basis, payable in monthly installments of $1,649, due in November 2003. As of March 31, 2003, the principal amount of $12,639 remained outstanding on such loan. The Company has a loan outstanding for $24,919 at March 31,2003 payable to the majority shareholders with interest only payments made monthly. The majority shareholders have subordinated this note to Wells Fargo Bank debt.

For long term debt, see Note 6 and Note 12 of the Notes to Financial Statements. For operating leases, see Note 8 of the Notes to Financial Statements. For real estate leases, see Note 11 and Note 12 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$432,044	$190,880	$216,977	$24,187	$—
Operating Leases	215,869	57,274	105,648	39,319	13,628
Real Estate Leases	819,445	113,909	293,786	141,000	$270,750

Total Cash Obligations	$1,467,358	$362,063	$616,411	$204,506	$284,378

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

RELATED PARTY TRANSACTIONS

From time to time, the Company enters into various transactions with its majority shareholders, Paul and Joan Katzeff. See note “12—Related Party Transactions” in the Notes to the Financial Statements.

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

Equity Compensation Plan

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

See Note 10 and Note 12 of the Notes to Financial Statements.

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

Part II—Other Information

ITEM 1. LEGAL PROCEEDINGS

– None –

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

– None –

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

– None –

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

– None –

ITEM 5. OTHER INFORMATION

– None –

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

b. Form 8-K

No reports on Form 8-K were filed during the period through March 31, 2003

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ PAUL KATZEFF Paul Katzeff	Chief Executive Officer	May 7, 2003

/s/ JOAN KATZEFF Joan Katzeff	President	May 7, 2003

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

Date: May 7, 2003

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

Date: May 7, 2003

By:	/s/ JOAN KATZEFF
Joan Katzeff, President and Chief Financial Officer