Form 10QSB
period 2003-01-01
THANKSGIVING COFFEE CO INC
filed 2003-08-13
CIK 949852

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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
(Zip Code)

Issuer's telephone number, including area code:                    (707): 964-0118

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

As of August 12, 2003 there were 1,234,544 shares outstanding of common stock of the issuer.

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

THANKSGIVING COFFEE COMPANY, INC.

Thanksgiving Coffee Company, Inc.

Unaudited Financial Statements

For the Six Months Ended June 30, 2003 and 2002

Thanksgiving Coffee Company, Inc.

Balance Sheets
Unaudited

	June 30,

	2003	2002

Assets
Current assets
Cash	$86,582	$48,152
Accounts receivable	289,043	299,942
Employee receivable	1,603	—
Inventory	440,883	387,709
Prepaid expenses	27,737	22,291
Deferred tax assets	25,074	—

Total current assets	870,922	758,094
Property and equipment
Property and equipment	2,680,980	2,473,631
Accumulated depreciation	(2,079,232)	(1,896,570)

Total property and equipment	601,748	577,061
Other assets
Deposits and other assets	43,415	40,983
Goodwill	171,773	171,773
Other intangibles, net of amortization	41,154	46,079
Deferred tax assets	46,333	60,352

Total other assets	302,645	319,187

Total assets	$1,775,345	$1,654,342

See accompanying notes	4

Thanksgiving Coffee Company, Inc.

Balance Sheets
Unaudited

	June 30,

	2003	2002

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$371,336	$312,217
Notes payable-bank, current portion	165,925	96,134
Notes payable-other, current portion	30,535	52,411
Notes payable-shareholders, current portion	32,931	57,659
Capital lease obligations, current portion	19,713	—
Accrued liabilities	46,070	43,562
Deferred income taxes	—	14,354

Total current liabilities	699,509	576,337
Long term debt
Notes payable-bank	168,750	232,000
Notes payable-other	18,207	33,435
Capitalized lease obligations	52,043	—
Notes payable-shareholders	—	8,012

Total long term debt	239,000	273,447

Total liabilities	905,509	849,784
Shareholders' equity
Common stock, no par value,
1,960,000 shares authorized,
1,234,544 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Retained Earnings (Deficit)	(16,580)	(81,858)

Total shareholders' equity	869,836	804,558

Total liabilities and shareholders' equity	$1,775,345	$1,654,342

See accompanying notes	5

Thanksgiving Coffee Company, Inc.

Statements of Income
Unaudited

	Three Months Period Ended June 30,2003	Three Months Period Ended June 30,2002	Six Months Period Ended June 30, 2003	Six Months Period Ended June 30, 2002

Income
Net sales	$1,160,735	$1,230,714	$2,273,049	$2,411,341
Cost of sales	591,123	637,044	1,144,405	1,251,151

Gross profit	569,612	593,670	1,128,644	1,160,212
Operating expenses
Selling, general and administrative expenses	543,694	526,703	1,087,203	1,044,999
Depreciation and amortization	42,209	39,575	82,337	82,254

Total operating expenses	585,903	566,278	1,169,540	1,127,253

Operating income (Loss)	(16,291)	27,392	(40,896)	32,959
Other income (expense)
Interest income	—	55	21	195
Miscellaneous expense	1,277	(6,656)	844	(13,625)
Interest expense	(12,028)	(16,199)	(18,870)	(30,440)

Total other income (expense)	(10,751)	(22,800)	(18,005)	(43,510)

Income (loss) before income taxes	(27,042)	4,592	(58,901)	(10,551)
Income tax expense	—	—	(800)	(800)

Net income (loss)	$(27,042)	$4,592	$(59,701)	(11,351)

Earnings (loss) per share (basic)	$(0.022)	$0.004	$(0.048)	(0.009)

Earnings (loss) per share (dilutive)	$(0.022)	$0.004	$(0.048)	(0.009)

See accompanying notes	6

Thanksgiving Coffee Company, Inc.

Statements of Accumulated Deficit
Unaudited

	June 30,

	2003	2002

Retained earnings (accumulated deficit), beginning	$43,121	$(70,507)
Net income (loss)	(59,701)	(11,351)

Accumulated deficit, ending	$(16,580)	$(81,858)

See accompanying notes	7

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows
Unaudited

	Six Month Periods Ended June 30,

	2003	2002

Operating activities
Net income (loss)	$(59,701)	$(11,351)
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	90,974	92,945
(Increase) decrease in:
Receivables	22,287	24,813
Inventory	(62,005)	(8,239)
Prepaid expenses	1,215	38,643
Deposits and other assets	(5,843)	236
Increase (decrease) in:
Accounts payable	68,432	(10,015)
Accrued liabilities	(8,728)	(3,462)

Net cash provided by operating activities	46,631	123,570
Investing activities
Purchase of property and equipment	(52,544)	(59,127)

Net cash used by investing activities	(52,544)	(59,127)
Financing activities
Advances on notes payable and capital leases	351,319
Repayments of notes payable and capital leases	(323,998)	(115,167)

Net cash used by financing activities	27,321	(115,167)
Net increase (decrease) in cash	21,408	(50,724)
Cash at December 31, 2003 and 2002	65,174	98,876

Cash at June 30, 2003 and 2002	$86,582	$48,152

See accompanying notes	8

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

June 30, 2003

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

Goodwill and Other Intangible Assets – Adoption of FASB No.142

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

1.     Summary of Significant Accounting Policies (continued)

Profit Sharing Plan

The Company has a profit sharing plan covering substantially all of its employees.  Benefits are based upon years of service and the employee's compensation during the employment period.  No contributions to the profit sharing plan were made for the six months period ended June 30, 2003.  No contributions have been made over the last five years.

Futures and Options Contracts

The Company occasionally enters into exchange traded coffee futures and options contracts with the objective of minimizing cost risk due to market fluctuations.  The Company does not define these contracts as hedge instruments pursuant to accounting principles and practices designated in Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts.  Accordingly, changes in the market value of futures contracts (unrealized gains and losses) are reported by the Company in the period in which the change occurs and are included as a component of shareholders equity.  Realized gains and losses are a component of cost of sales.  The Company did not have any futures or options contracts in effect as of June 30, 2003.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

2.     Accounts Receivable

Accounts receivable consist of the following:

Accounts receivable	$294,389
Less: Allowance for doubtful accounts	(5,346)

Accounts receivable, net	$289,043

The Company uses the percentage method for uncollectible accounts.  The allowance for doubtful accounts is estimated from 1% to 10% of total outstanding receivables as of June 30,2003.  Bad debt expense for the six months ended June 30, 2003 was $8,743.  The adjustment to the allowance account for the six months ended June 30, 2003 was a net $3,686 reduction.

3.     Inventory

Inventory consists of the following:

Coffee
Unroasted	$162,968
Roasted	84,994
Tea	15,377
Packaging, supplies and other merchandise held for sale	177,544

Total inventory	$440,883

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

4.     Property and Equipment

Property and equipment consists of the following:

Equipment and fixtures	$1,567,620
Furniture and equipment	293,698
Leasehold improvements	434,409
Transportation equipment	112,977
Marketing equipment	166,933
Property held under capital leases	105,343

Total property and equipment	2,680,980
Accumulated depreciation	(2,079,232)

Property and equipment, net	$601,748

Marketing equipment includes costs to develop and periodically update a website for on-line sales and promotion.    Costs related to the Company’s website are depreciated on the straight-line method over three years.

Depreciation expense for the six months ended June 30, 2003 was $ 88,878.

5.     Goodwill and Other Intangible Assets

As part of the adoption of FASB Statement No. 142 as of January 1, 2002, the Company no longer amortizes goodwill.  The Company performed a test of impairment on goodwill, which resulted in no impairment loss as of June 30, 2003.

The change in the carrying value of goodwill during the six months ended June 30, 2003 follows:

Carrying value - beginning of year	$171,773
Goodwill acquired	—
Goodwill impairment losses	—

Carrying value – June 30, 2003	$171,773

Intangible assets subject to amortization consist of the following:

Leasehold value	$67,000
Trademark	5,127
Refinance cost	4,500

Total intangible assets	76,627
Accumulated amortization	(35,473)

Intangible assets, net	$41,154

Amortization expense for the six month period ended June 30, 2003 was $4,096.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6.     Long Term Debt

Notes Payable as of June 30, 2003

Note payable to Merrill Lynch, monthly payable in installments of $4,687 plus interest at 3.3% over the one month London Inter Bank Offer Rate (LIBOR) beginning August 1, 2003 (4.3% at June 30, 2003), final payment is due on July 1, 2007. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee of up to $150,000 by Paul and Joan Katzeff.	$225,000
Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996. The shareholders have subordinated this note to all notes payable.	24,919
Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of $1,649 including interest at 11.50%, with final payment due on November 17, 2003, unsecured.	8,022
Note payable to Laoma Yaski for the purchase of Mendocino Bakery, payable in monthly installments of $4,249, including interest at 10%, secured by property and equipment at the bakery, final payment due on November 14, 2003.	20,726
Note payable to Chase Manhattan Bank, payable in monthly installments of $324, including interest at 8.637%, secured by a vehicle, final payment due on October 26, 2004. This note is personally guaranteed by the Company’s majority shareholders.	4,884
Working capital line of credit from Merrill Lynch interest only renewed annually with interest at 3.3% over the one month London Inter Bank Offer Rate (LIBOR) (4.3% at June 30, 2003). The credit line is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee of up to $150,000 by Paul and Joan Katzeff.	109,675

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6.     Long Term Debt (continued)

Note payable to Chase Manhattan Bank, payable in monthly installments of $304, including interest at 9.90%,secured by vehicle, final payment due on November 16, 2005. This note is personally guaranteed by the Company’s majority shareholders.	$7,825
Capital Lease Obligations as of June 30, 2003
Note payable to Chrysler financing, payable in monthly installments of $335, including interest at 6.00%, secured by vehicle, final payment due on October 30, 2007	15,307
Note payable to Avaya Financial Services, payable in monthly installments of $372, including interest at 12.00%, secured by equipment, final payment due on June 12, 2007.	14,089
Note payable to US Bancorp Manifest Funding Services, payable in monthly installments of $444, including interest at 12.91%, secured by equipment, final payment due March 2007.	15,985
Note payable to Nationwide Financial Services, payable in monthly installments of $1,414, including interest at 10.512%, secured by equipment, final payment due on May 10, 2006.	41,682

488,048

Less current portion	(249,104)

Long term portion of notes payable and capital lease obligations	$239,000

Interest paid for the six months ended June 30, 2003 was $15,245.

As of June 30, 2003, maturities of notes payable are as follows:

2003	$212,971
2004	101,448
2005	100,983
2006 and thereafter	72,646

$488,048

Based on current borrowing rates, the fair value of the notes payable approximate their carrying amounts.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7.     Income Taxes

The Company computes income taxes using the asset and liability method under which deferred income taxes are provided for temporary differences between the financial and tax bases of the Company’s assets and liabilities.  As of December 31, 2002,  deferred tax assets recognized for deductible temporary differences and loss carryforwards were $71,407.  Deferred tax benefits are not adjusted at June 30, 2003. In addition, the Company  has a California manufacturer’s credit carryforward of $13,271, which may be used to offset California income taxes in the future.

The components of income tax expense for the six months ended June 30, 2003 are as follows:

State – current	$800

The Company has capital loss, contribution and net operating loss carryovers to offset future income tax.  If not used, these credits will expire as follows:

Federal

Years ending December 31,	Capital Loss	Contributions	Net Operating Loss	Total

2003	$—	$11,289	$—	$11,289
2005	—	12,067	—	12,067
2006	—	758	—	758
2017	—	—	290,210	290,210
2018	—	—	128,576	128,576

	$—	$24,114	$418,786	$442,900

California

Years ending December 31,	Capital Loss	Contributions	Net Operating Loss	Total

2003	$—	$—	$—	$—
2004	—	4,177	28,950	33,127
2005	—	12,299	64,092	76,391
2006	—	5,396	—	5,396

	$—	$21,872	$93,042	$114,914

Income taxes paid for the six months ended June 30, 2003 were $800.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

8.     Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under non-cancelable operating leases with terms ranging from three to five years.

As of June 30, 2003, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate are as follows:

2003	$63,118
2004	55,416
2005	52,010
2006	39,319
2007 and thereafter	13,628

$223,491

Total operating lease payments were $38,478 for the six months ended June 30, 2003.

9.     Common Stock

	Number of Shares	No Par Value

Beginning balance, January 1, 2003	1,234,544	$861,816
No activity	—	—

Ending balance, June 30, 2003	1,234,544	$861,816

981,000 shares are restricted.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

10.    Stock Option Purchase Plan

Under the terms of the Company’s stock option purchase plan (see Note 13), options to purchase shares of its common stock are granted at a price of $5 per share.  Options expire at various dates through 2003.  Following is a summary of transactions:

Beginning balance, January 1, 2002	16,000
Shares expired during the six month period	—
Shares exercised during the six month period	—

Ending balance, June 30, 2003	16,000

The related compensation expense for the six months ended June 30, 2003 was $0.

11.    Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company's majority shareholders).  The lease provides for monthly rental payments of $8,600 and the Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities.  The lease provides for periodic cost of living increases during the term of the lease, including the option periods.  The Company exercised an option to renew for one five-year term on March 31, 1995, and the lease was extended for successive one year terms on March 31, 2000,March 31, 2001, March 31, 2002 and March 31, 2003.  The Company has options to renew the lease for three successive five year renewal periods when the current one-year term expires on March 31, 2004.

Any deferred amounts are due based upon available cash flow as determined by the Company's management or upon demand of the Company’s majority shareholders.  Rental expense under the above lease was $51,600 for the six  months ended June 30, 2003.  The Company has made substantial leasehold improvements (see Note 4) and intends, along with its major shareholders, to exercise all options under the terms of this lease.

The Company leases a bakery establishment in Mendocino, California.  The lease currently provides for monthly rental payments of $3,307 as of June 30, 2003.  The lease term expires on September 30, 2011.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

11.    Long Term Leases (continued)

The Company leased warehouse premises in Santa Rosa, California from an unrelated third party for a one-year period commencing February 1, 2000 at a base rent of $928 per month.  The Company has exercised options to renew the lease for two successive two year renewal periods after the one year term expired on February 1, 2001 and February 1, 2003.    Pursuant to the terms of the renewal, the base rent was reduced to $907 per month effective as of February 1, 2003.

As of June 30, 2003, minimum future rental payments for all leases are as follows:

2003	$77,377
2004	156,265
2005	148,411
2006	149,730
2007 and thereafter	383,340

$915,123

12.   Related Party Transactions

As of June 30, 2003, the Company has (i) one interest only note payable due on demand and (ii) a principal and interest note, in each case payable to Paul and Joan Katzeff (the Company’s majority shareholders), (see Note 6).  The Company also leases properties from its majority shareholders (see Note 11).

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the six months ended June 30, 2003 are as follows:

Principal on notes	$9,114
Interest expense	$769
Rent expense	$51,600

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

Three Months Ended June 30, 2003 Compared With Three Months Ended June 30, 2002

Consolidated	Increase (Decrease)	Percent Change

Net Sales	$(69,979)	(5.7)%
Cost of Sales	$(45,921)	(7)%
Gross Margin	.83%	1.7%
Selling, G&A Expense	$16,991	3.2%
Deprec. And Amort.	$2,634	6.7%
Interest Expense	$(4,171)	(25.7)%
Net Income	$(31,634)

Consolidated net sales for the three months ended June 30, 2003 were $1,160,735 down 5.7% or nearly $70,000 when compared with net sales of $1,230,714 for the same period in fiscal 2002.

Distribution revenues (e.g., revenues generated on our own truck distribution) declined by $59,000 or 9% for the three month period ended June 30, 2003 when compared to the same period in fiscal 2002.  The decline was a result of a general slowdown in all the territories of the Company, as no customers were lost during this quarter.  Foodservice customers had a larger decline than the retail customers.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) decreased by $23,000 or 8% for the three month period ended June 30, 2003, when compared to the same period in fiscal 2002, because of slow sales at a distributor in the southeast and at a national account.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) increased nearly $7,000 or 8%, for the three months ended June 30, 2003 when compared to the same period in fiscal 2002.   The increase in revenue for mail order reflects the addition of the Company’s “Cornucopia” program, an extension of the mail order business that is designed to provide an avenue for non-profit organizations to raise money by selling the Company’s coffee to their constituency.  This program was established during the third quarter of 2002. The traditional mail order catalog business was up nearly $1,000 while Internet sales were up $9,000 or 23% for the quarter when compared to the same period last year.  Some of the increase in the Internet sales reflects the migration of traditional mail order customers to the Company’s website and Internet store.

Sales attributable to operations of the Company’s bakery were down $4,000 for the three months ended June 30, 2003, or 3%, when compared to the same period in fiscal 2002.  A lower customer count when compared to last year resulted in the lower volume.

Consolidated cost of sales for the three months ended June 30, 2003 were $591,123, down 7% or nearly $46,000 when compared with the cost of sales of $637,044 for the same period in fiscal 2002.  This decrease was a result of lower sales and a drop in per pound green bean costs of 3.5% over last year offset by a rise in worker’s compensation and medical insurance costs.

Consolidated gross margin (gross profit as a percentage of net sales) for the three months ended June 30, 2003 was 49.1%, up 1.7 percent when compared with gross margin of 48.24% for the same period in fiscal 2002.  The increase was due to lower per pound green bean cost offset by higher insurance costs resulted in improved gross margins.  There are no assurances that the Company will be able to sustain lower raw material costs or that insurance costs will continue to erode margins in the future.

Consolidated selling, general and administrative expenses were $543,694 for the three months ended June 30, 2003, a 3.2% increase or nearly $17,000 when compared with the selling, general and administrative expenses of $526,703 for the same period in fiscal 2002.  The increase was a result of  $6,000 cost to retain a public relations firm, and a bad debt writeoff of $12,000 for a customer who declared Chapter 7 bankruptcy.

Depreciation and amortization expenses for the three months ended June 30, 2003 were $42,209, an increase of 6.7% or $2,634 when compared with depreciation and amortization expenses of  $39,575 for the same period in fiscal 2002.  This increase was a result of new capital equipment purchases.

Interest expense for the three months ended June 30, 2003 was $12,028, a 25% decline from interest of $16,199 for the same period in fiscal 2002.  The decrease in interest was a result of a decline in total borrowings by over $100,000 from $479,651 at June 30, 2002 to $378,373 at June 30, 2003.  The Company acquired a line of credit in June 2003 and borrowed $109,675 on the line at the end of the month.  Interest on the line will appear in future periods (See “Liquidity and Capital Resources” section for details).

As a result of the foregoing factors, the Company had a consolidated net loss of $27,042 for the three months ended June 30, 2003, compared to a $4,592 consolidated net profit for the same period in 2002.   Because of the decline in sales and an increase in selling, general and administrative expenses as well as other factors noted herein there can be no assurances that the Company will be profitable in any future period.

Six Months Ended June 30, 2003 Compared With Six Months Ended June 30,2002

Consolidated	Increase	Percent Change

Net Sales	$(138,292)	(5.7)%
Cost of Sales	$(106,746)	(8.5)%
Gross Margin	1.6%	3.3%
Selling, G&A Expense	$42,204	4.0%

Deprec. And Amort.	$83	0
Interest Expense	$(11,570)	(38)%

Consolidated net sales for the six months ended June 30, 2003 were $2,273,049 down 5.7% or over $138,000 when compared to sales of $2,411,341 for the same period in fiscal 2002.

Distribution revenues (e.g., revenues generated on our own truck distribution) declined by $100,000 or 7%.  The decline continued because of a general slowdown in all the territories of the Company as no customers were lost during the first half of the year.  Foodservice was more susceptible to the decline than retail customers.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) declined by $36,000 or 6%.  The decline was caused by a slowdown in a national chain experiencing slower volume in their retail locations, lower sales volume to a distributor in the southeast and reduced sales at a large foodservice customer in southern California.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) increased nearly  $16,000 or 9% for the six months ended June 30, 2003 when compared to the same period in fiscal 2002.  The rise in revenue for mail order reflects the addition of the company’s “Cornucopia” program, and extension of the mail order business that is designed to provide an avenue for non-profit organizations to raise money by sell in the Company’s coffee to the non-profit ‘s constituency.  This program was established during the third quarter of 2002.  The traditional mail order catalog business was flat for the period while Internet sales were up $17,000 for the six months compared to the same period last year.  Some of the increase in Internet sales reflects the migration of traditional mail order customers to the Company’s website and Internet store.

Sales attributable to the company’s Bakery were down $17,000 for the six months ended June 30, 2003 or 5% when compared to the same period in fiscal 2002.  A lower customer count when compared to last year resulted in the lower volume.

Consolidated cost of sales for the six months ended June 30, 2003 were $1,144,405 down 8.5% or $106,746 when compared to cost of sales of $1,251,151 for the same period in fiscal 2002.  The decrease was a result of lower sales and a drop in per pound bean costs of 3.5% over the same period last year offset by a rise in worker’s compensation and medical insurance costs.

Consolidated gross margin (gross profit as a percentage of net sales) for the six months ended June 30, 2003 was 49.7%, an increase of 3.3% when compared with gross margin of 48.1% for the same period in fiscal 2002.  Improvement in per pound bean cost of 3% offset somewhat by higher insurance costs resulted in improved gross margins.  There can be no assurances that the Company can maintain the lower raw material costs or that insurance cost will continue to erode margins.

Consolidated selling, general and administrative expense were $1,087,203 for the six months ended June 30, 2003, a 4 % increase or $42,204 when compared with selling, general and administrative expenses of $1,044,999 for the same period in fiscal 2002.  The increase is a result of $10,000 cost to retain a public relations firm, a write off of a bad debt of $12,000, a $10,000 increase in worker’s compensation insurance and a $10,000 increase in medical insurance.

Depreciation and amortization expenses for the six months ended June 30, 2003 were $82,337 or virtually flat when compared to $82,254 for depreciation and amortization for the same period last year.

Interest expense for the six months ended June 30, 2003 was $18,870, a 38% decrease or $11,570 when compared to interest expense of  $30,440 for the same period last year.  This drop was a result of lower borrowings of over $100,000, from $479,651 at June 30, 2002 to $378,373 at June 30, 2003.  The Company acquired a line of credit in June 2003 and borrowed $109,675 on the line at the end of the month.  Interest on the line will appear in future periods (See “Liquidity and Capital Resources” section for details).

As a result of the foregoing factors, the Company had a net loss of $57,147 for the six months ended June 30, 2003 as compared to a consolidated net loss of $11,351 for the same period in 2002.  Because of the decline in sales and an increase in selling, general and administrative expenses, as well as other factors noted herein, there can be no assurances that the Company will be profitable in any future period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, the Company has working capital of $171,413 versus working capital of  $181,757 as of June 30, 2002.  The decrease in working capital is due to an increase in debt initiated in June 2003 by the addition of a working capital line of credit.

Net cash provided by operating activities was $46,631 for the six months ended June 30, 2003 compared to $123,570 provided by operating activities for the six months ended June 30, 2002.  The decline in net cash provided by operating activities in the first six months of 2003 was the result of a larger loss this year compared to the same period in fiscal 2002 of $45,000 and higher inventory purchases of $60,000 as the Company was able to buy coffee slightly ahead of previous years during the new crop cycle.

Cash used by investing activities was  $52,544 for the six months ended June 30, 2003 compared to $59,127 for the same period in 2002. Capital additions for the first six months of 2003 include $10,000 for the Company’s website and web store, $20,000 for brewers and grinders, $10,000 for replacing and upgrading the exterior of the building, $10,000 for decals for trucks and  $3,000 for packaging printing plates.

Net cash earned in financing activities for the six months ended June 30, 2003 was $27,321 compared to net cash used of $115,167 in financing activities during the same period in 2002. The cash earned during the year was a result of refinancing the Wells Fargo note and the acquisition of a line of credit during June 2003 and not making any payments on the line of credit (See below and Note 6 of Notes to Financial Statements).

Because of positive cash earned in financing activities offset by lower cash generated by operating activities and a lower cash balance as of January 1, 2003, cash at June 30, 2003 was $86,582 compared to cash at June 30, 2002 of $48,152.

During June 2003, the Company refinanced its debt with Wells Fargo by securing a term note with Merrill Lynch for $225,000.  This note is payable over four years at 3.3% over the LIBOR (London Interbank Offering Rate) rate.  At June 30, 2003 the rate was 4.3%.  The new note extended the period of repayment of the Wells Fargo note by two years and reduced the interest rate from 7.25% (3% over the prime rate) to 4.3%.

The cost of the loan facility was $2,000 that will be amortized over the four year term.  In addition to the term loan, the Company negotiated a line of credit of $200,000.  This line is renewable annuall, with an interest rate of 3.3% above the LIBOR rate at a cost of $2,000.  At June 30, 2003 the credit line had an outstanding balance of $109,675.  The Company’s accounts receivable, inventory, equipment, fixtures and agreements secure the borrowings.  The Company’s majority shareholders have guaranteed $150,000 of the Merrill Lynch debt and the two notes from Chase Manhattan (See Note 6 of Notes to the Financial Statements and Note 15 Related Party Transactions).

In December of 2000, the majority shareholders loaned the Company $50,000, on an unsecured basis, payable in monthly installments of $1,649, due in November 2003.  As of June 30, 2003, the principal amount of $8,022 remained outstanding on such loan.  The Company has a loan outstanding for $24,919 at June 30, 2003 payable to the majority shareholders with interest only payments made monthly.

As of June 30, 2003, the Company had total borrowings of $488,048 including $334,675 owing to Merrill Lynch .  This compares to borrowings of $479,651 as of June 30, 2002 including $328,134 outstanding to Wells fargo at that time.

For long term debt, see Note 6 and Note 12 of the Notes to Financial Statements.  For operating leases, see Note 8 of the Notes to Financial Statements.   For real estate leases, see Note 11 and Note 12 of the Notes to Financial Statements.

			Payments Due By Period
Contractual Obligations	Total	Less than One year			After 5 years
			1-3 years	4-5 years

Long Term Debt	$488,048	$212,971	$202,431	$72,646	$—
Operating Leases	223,491	63,118	107,426	39,319	13,628
Real Estate Leases	915,123	77,377	304,676	149,730	$383,340
Total Cash Obligations	$1,626,662	$353,466	$614,533	$261,695	$396,968

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

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design, maintenance, and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

           Part II – Other Information

ITEM 1. LEGAL PROCEEDINGS

-None-

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

- None –

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- None –

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting held in Fort Bragg at 10:00 a.m. on June 23, 2003, the Company submitted for a vote of security holders the reelection of all three members of the board of directors and ratification of Sallman, Yang and Alameda as independent public accountants.  Below is a summary of the results.

Proposal No.  1: Election of three directors.

Name	Shares for	Against/Withheld	Abstain

Paul Katzeff	983,900	0	0
Joan Katzeff	983,900	0	0
Roy Doughty	983,900	0	0

Proposal No. 2:  Ratification of Sallman, Yang and Alameda An Accountancy Corporation, as Independent Public Accountants for the Company.

Shares for	Against/Withheld	Abstain

983,600	0	0

ITEM 5. OTHER INFORMATION

- None –

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

	10.16	Business Working Capital Loan Agreement dated May 27, 2003 between the Company and Merrill Lynch

	10.17	Business Term Loan Agreement dated May 27, 2003 between the Company and Merrill Lynch

	31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)

	31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

b.	Form 8-K

No reports on Form 8-K were filed during the period through June 30, 2003

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ PAUL KATZEFF	Chief Executive Officer	August 13, 2003

Paul Katzeff

/s/ JOAN KATZEFF	President	August 13, 2003

Joan Katzeff