Form 10KSB/A
period 2002-12-31
THANKSGIVING COFFEE CO INC
filed 2003-10-08
CIK 949852

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 33-960-70-LA

THANKSGIVING COFFEE COMPANY, INC.

(Name of small business issuer in its charter)

California	94-2823626
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

19100 South Harbor Drive Fort Bragg, California	95437 (Zip Code)
(Address of principal executive officers)

Issuer’s telephone number: (707) 964-0118

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB/A or any amendment to this Form 10-KSB/A.    ☒

State issuer’s revenues for its most recent fiscal year: $5,010,650

There have been no trades in the Company’s Common Stock since 1999. See Part II, Item 5, Market for Common Equity and Related Stockholder Matters.

As of March 25, 2003, there were 1,234,544 shares outstanding of common stock of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE.

List hereunder the documents if incorporated by reference and the Part of this Form 10-KSB/A into which the document is incorporated: None.

Explanatory Note

This amendment on Form 10-KSB/A is being filed to amend the Annual Report of Thanksgiving Coffee Company, Inc. (the “Company”) on Form 10-KSB previously filed for the year ended December 31, 2002 (the “Prior Report”) for the purposes of correcting an inadvertent omission from the report of the Company’s independent accountants of the location of their offices and to add the accountants’ conformed signature to the filed report. No changes have been made to the financial statements contained in the Prior Report. We direct you to refer to our Quarterly Reports on Form 10-QSB and to the other reports we file with the Securities and Exchange Commission from time to time after the date of this report for more current information regarding the Company.

PART II

ITEM 7 FINANCIAL STATEMENTS

Information in response to this item is set forth in Item 14 beginning on page F-1 of this filing.

PART III

ITEM 13 EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Restated Articles of Incorporation of the Company.+
3.2	By laws of the Company.+
3.2.1	Amendment No. 1 to Bylaws of the Company, dated June 3, 1996.++
10.1	Business Loan Agreement dated as of September 5, 1995 by and between the Company and Wells Fargo Bank, N.A., as amended on August 11, 1997.+++
10.2	Lease agreements for the Company’s Fort Bragg facilities.
	10.2.1	Extension of Term and Further Amendment to Lease Agreement dated April 1, 1992.++++
	10.2.2	Further Amendment to Lease Agreement dated July 1, 1992.+
	10.2.3	Third Amendment to Lease Agreement dated July 1, 1994.+
	10.2.4	Exercise Option to Extend Lease Agreement April 1, 1995.+
10.3	Lease Agreement for the Company’s Bakery in Mendocino. ++++
10.4	Sample Coffee Purchase Agreement. +
10.5	Promissory Note issued by the Company to Joan and Paul Katzeff dated as of April 17, 1996.++++
10.6	Promissory Note issued by the Company to Joan and Paul Katzeff dated as of December 30, 1990.++++
10.7	Stock Purchase Agreement between the Company, Sustainable Harvest, Inc. and David Griswold as of December 31, 1997.++++!
10.8	Summary Plan Description of the Company’s Profit Sharing Plan. ++++
10.9	Business Loan Agreement dated as of August 13, 1997 by and between the Company and Wells Fargo Bank, N.A. +++++
10.10	Business Loan Agreement dated as of January 6, 1999 by and between the Company and Wells Fargo Bank, N.A. +++++
10.11	Non-exclusive License Agreement dated as of July 14, 1998 by and between the Company and Wyland International, LLC.+++++!!
10.12	Business Loan Agreement dated as of November 30, 2000 by and between the Company and Wells Fargo Bank, N.A.!!!
10.13	Promissory Note issued by the Company to Joan and Paul Katzeff dated as of April 1, 2001.**
10.14	Promissory Note issued by the Company to Joan and Paul Katzeff dated as of October, 2001.***
10.15	Promissory Note issued by the Company to Joan and Paul Katzeff as of April 1, 2002.****
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No 33-96070-LA).
++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended June 30, 1997.
+++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended September 30, 1997.
++++	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 1997.
+++++	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 1998.
!	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to a Confidential Treatment Request under Rule 24-b2 of the Securities Exchange Act of 1934, as amended, filed on March 31, 1998.
!!	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to a Confidential Treatment Request under Rule 24-b2 of the Securities Exchange Act of 1934, as amended, filed on March 31, 1999.
!!!	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2000.
**	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended June 30, 2001.
***	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended September 30, 2001.
****	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended June 30, 2002.

(b)	Reports on 8-K None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

/s/ Paul Katzeff
Paul Katzeff
Chief Executive Officer
October 8, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on dates indicated.

Name	Title	Date
/s/ Paul Katzeff	Chief Executive Officer (Principal Executive Officer) and Director	October 8, 2003
Paul Katzeff

/s/ Joan Katzeff	President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	October 8, 2003
Joan Katzeff

/s/ Roy Doughty	Director	October 8, 2003
Roy Doughty

ITEM 14 FINANCIAL STATEMENTS

Financial Statements
Thanksgiving Coffee Company, Inc.
Years Ended December 31, 2002 and 2001
with Report of Independent Accountants

Thanksgiving Coffee Company, Inc.
Audited Financial Statements
Years Ended December 31, 2002 and 2001
Report

Report of Independent Accountants	F-3

Reviewed Financial Statements

Balance Sheets	F-4

Statements of Income	F-6

Statements of Accumulated Deficit	F-7

Statements of Cash Flows	F-8

Notes to Financial Statements	F-9

[Letterhead of

SALLMANN, YANG & ALAMEDA

An Accountancy Corporation,

Certified Public Accountants

6601 Koll Center Parkway, Suite 180

Pleasanton, California 94566-3118

Phone: (925) 426-7744

Fax: (925) 426-7772

Web: www.taxaccess.com]

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

/s/ SALLMANN, YANG & ALAMEDA
An Accountancy Corporation

SALLMANN, YANG & ALAMEDA

An Accountancy Corporation

Pleasanton, California

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6. Long Term Debt (continued)

Notes Payable

	2002	2001

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of $1,649 including interest at 11.50%, with final payment due on November 17, 2003, unsecured.	$17,136	$33,889

Note payable to the Estate of Laoma Yaski for the purchase of Mendocino Bakery, payable in monthly installments of $4,249, including interest at 10.00%, secured by property and equipment at the bakery, final payment due on November 14, 2003.	44,488	88,606

Note payable to Chase Manhattan Bank, payable in monthly installments of $324, including interest at 8.637%, secured by a vehicle, final payment due on October 26, 2004. This note is guaranteed by the Company’s majority shareholders.	6,575	9,748

Note payable to Chase Manhattan Bank, payable in monthly installments of $304, including interest at 9.90% secured by vehicle, final payment due on November 16, 2005. This note is guaranteed by the Company’s majority shareholders.	9,223	11,820

Note payable to Chrysler financing, payable in monthly installments of $335, including interest at 6.00% secured by vehicle, final payment due on October 30, 2007.	16,831	—

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 10.00%, the balance was due in lump sum and was paid on October 1, 2002, unsecured.	—	30,000

Note payable to majority shareholders, Paul and Joan Katzeff, payable in one lump sum on April 1, 2002, including interest at 10.00% unsecured.	—	6,967

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7. Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000
Federal – current	$—	$—	$—
Federal – deferred	(27,466)	(22,759)	17,594
State – current	800	800	800
State – prior	—	—	—
State – deferred	2,057	(25,691)	12,489

Total	$(24,609)	($47,650)	$30,883

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