Form 10QSB
period 2003-09-30
THANKSGIVING COFFEE CO INC
filed 2003-11-12
CIK 949852

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 12, 2003 there were 1,234,544 shares outstanding of common stock of the issuer.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

THANKSGIVING COFFEE COMPANY, INC.

Thanksgiving Coffee Company, Inc.

Unaudited Financial Statements

For the Nine Months Ended September 30, 2003 and 2002

Thanksgiving Coffee Company, Inc.

Balance Sheets

Unaudited

	September 30,
	2003	2002
Assets
Current assets
Cash	$73,120	$125,210
Accounts receivable, net of allowance	272,311	289,783
Inventories	440,408	447,854
Prepaid expenses	59,129	32,408

Total current assets	844,968	895,255

Property and equipment
Property and equipment	2,704,992	2,487,561
Accumulated depreciation	(2,124,678)	(1,938,627)

Total property and equipment	580,314	548,934

Other assets
Deposits and other assets	43,402	38,214
Goodwill	171,773	171,773
Other intangibles, net of amortization	39,747	44,672
Deferred tax asset	46,333	60,352

Total other assets	301,255	315,011

Total assets	$1,726,537	$1,759,200

See accompanying notes

Thanksgiving Coffee Company, Inc.

Balance Sheets

Unaudited

	September 30,
	2003	2002
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$340,868	$349,998
WCMA credit line	139,019	—
Notes payable-WCMA, current portion	56,250	92,800
Notes payable-other, current portion	8,394	53,720
Notes payable-shareholders, current portion	25,169	58,174
Capital lease obligations, current portion	33,897	—
Accrued liabilities	75,255	76,410
Deferred income taxes	—	14,354

Total current liabilities	678,852	645,456

Long term debt
Notes payable-WCMA	159,375	208,800
Notes payable-other	—	19,504
Notes payable-shareholders	—	3,250
Capital lease obligations	58,770	—

Total long term debt	218,145	231,554

Total liabilities	896,997	877,010

Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,234,544 shares issued and outstanding (981,000 are restricted)	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(56,876)	(4,226)

Total shareholders’ equity	829,540	882,190

Total liabilities and shareholders’ equity	$1,726,537	$1,759,200

See accompanying notes

Thanksgiving Coffee Company, Inc.

Statements of Income

Unaudited

	Three Month Periods Ended		Nine Month Periods Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Income
Net sales	$1,161,074	$1,269,856	$3,434,123	$3,681,219
Cost of sales	594,716	620,802	1,739,121	1,871,953

Gross profit	566,358	649,054	1,695,002	1,809,266

Operating expenses
Selling, general and administrative expenses	556,573	520,194	1,643,776	1,565,193
Depreciation and amortization	41,582	39,800	123,919	122,054

Total operating expenses	598,155	559,994	1,767,695	1,687,247

Operating income (loss)	(31,797)	89,060	(72,693)	122,019

Other income (expense)
Interest income	—	59	21	254
Miscellaneous income (expense)	773	783	1,617	(12,482)
Gain on sale of equpment	—	628	—	628
Interest expense	(9,272)	(12,898)	(28,142)	(43,338)

Total other income (expense)	(8,499)	(11,428)	(26,504)	(54,938)

Income (loss) before income taxes	(40,296)	77,632	(99,197)	67,081
Income tax expense	—	—	(800)	(800)

Net income (loss)	$(40,296)	$77,632	$(99,997)	$66,281

Earnings (loss) per share (basic)	$(0.033)	$0.063	$(0.081)	$0.054

Earnings (loss) per share (dilutive)	$(0.033)	$0.063	$(0.081)	$0.054

See accompanying notes

Thanksgiving Coffee Company, Inc.

Statements of Accumulated Deficit

Unaudited

	September 30,
	2003	2002
Retained earnings (accumulated deficit), beginning	$43,121	$(70,507)
Net income (loss)	(99,997)	66,281

Accumulated deficit, ending	$(56,876)	$(4,226)

See accompanying notes

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

Unaudited

	Nine Month Periods Ended September 30,
	2003	2002
Operating activities
Net income (loss)	$(99,997)	$66,281
Noncash items included in net income (loss)
Depreciation and amortization	139,827	138,037
Gain on sale of assets	—	(628)
Changes in operating assets and liabilities
Receivables	38,152	34,772
Employee receivables	2,470	200
Inventories	(61,530)	(68,384)
Prepaid expenses	(30,177)	28,526
Deposits and other assets	(5,830)	3,005
Deferred income taxes	25,074	—
Accounts payable	37,964	27,766
Accrued liabilities	20,456	29,386

Net cash provided by operating activities	66,409	258,961

Investing activities
Proceeds from disposal of equipment	—	2,390
Purchases of property and equipment	(76,554)	(76,447)
Loan fees - intangibles	(2,000)	—

Net cash used in investing activities	(78,554)	(74,057)

Financing activities
Proceeds from note payable	380,662	—
Repayments of notes payable and capital leases	(360,571)	(158,570)

Net cash provided by (used in) financing activities	20,091	(158,570)

Net increase in cash	7,946	26,334
Cash at January 1, 2003 and 2002	65,174	98,876

Cash at September 30, 2003 and 2002	$73,120	$125,210

Supplemental disclosure of cash flow information:

Interest paid for the nine months periods ended September 30, 2003 and 2002 was $28,142 and $43,338, respectively.

See accompanying notes

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

September 30, 2003

1. Summary of Significant Accounting Policies

Nature of Operations

Thanksgiving Coffee Company, Inc. (the Company), was incorporated in California in 1985. The Company purchases and roasts high-quality whole bean coffees and sells them to restaurants, grocery stores and other retail outlets. Additionally, the Company produces and sells a line of high-quality tea products under the trademark of Royal Gardens Tea Company. Products are sold through the Company’s distribution network in Northern California or nationally through common carriers selling direct, brokers or distributors. Distributors and retailers do not have the right to return products. The Company also sells coffee, tea and related specialty products through mail order and Internet sales on a nationwide basis.

Basis of Presentation

The Company has prepared the financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

Concentration of Credit Risk

The Company grants credit to customers in the retail and food service industries throughout the country. Consequently, the Company’s ability to collect the amounts due from customers is affected by economic fluctuations in the retail and food service industries.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided using the straight-line and 150% declining balance methods over estimated useful lives of the assets. The following useful lives are used:

Equipment	7 to 12 years
Furniture and fixtures	5 to 7 years
Leasehold improvements	7 to 39 years
Transportation equipment	5 years
Marketing equipment	5 to 7 years
Capitalized website development costs	3 years

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Property and Equipment (continued)

Leasehold improvements are carried at cost and are amortized over the shorter of their estimated useful lives or the related lease term. Expenditures for major renewals that extend the useful lives of property, fixtures and improvements are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization expense related to production facilities is included in cost of sales.

Website development costs incurred in the operation phase that will result in future added functionality are capitalized. Expenditures for training, administration and maintenance of an existing website are expensed as incurred.

For income tax purposes, depreciation is computed using the accelerated cost recovery system and modified cost recovery system.

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. As such, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards (FASB) No. 123, “Accounting for Stock-Based Compensation”, which establishes a fair value method of accounting for stock options and similar equity instruments.

Goodwill and Other Intangible Assets

The Company adopted the provisions of Statement of Financial Accounting Standards (FASB) No. 142, “Goodwill and Other Intangible Assets”, as of January 1, 2002. Financial condition and results of operations in accordance with Statement No. 142 are reflected in the accompanying 2003 interim financial statements. Intangible assets that do not have indefinite lives are amortized over their useful economic lives. Goodwill is tested annually for impairment. Impairment losses, if any, are recorded in the statement of income as part of operating income.

Intangible assets are amortized over the following estimated useful lives using primarily straight-line basis.

Life in Years
Leasehold value	14
Trademark	17
Refinance Cost	5

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes under the asset and liability method as prescribed by Statement of Financial Accounting Standards (FASB) No. 109, “Accounting for Income Taxes”. As such, deferred income tax assets and liabilities are recognized for the future tax consequences of the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Profit Sharing Plan

The Company has a profit sharing plan covering substantially all of its employees. Benefits are based upon years of service and the employee’s compensation during the employment period. No contributions to the profit sharing plan were made for the nine month period ended September 30, 2003.

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company’s policy is that fully vested vacation is accrued at each quarter end. The accrued liability for vacation pay was $4,600 as of September 30, 2003, and such amount was included in accrued liabilities. Carryover paid sick days are not available, nor ever considered vested.

Advertising

Advertising costs are expensed as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of mail order solicitation and catalog costs, typically mailed to customers who have specifically responded to this type of advertising. For the nine month period ended September 30, 2003, the Company did not engage in any direct-response advertising that would require capitalization. Advertising costs charged to expense were $32,654 for the nine month period ended September 30 2003.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs, the sales price is fixed or determinable and collectibility is reasonably assured. Product is considered delivered and revenue is recognized when title and risk of loss have been transferred to the customer. Under the terms and conditions of the sale, the transfer of title may occur either at the time of shipment or when product is delivered to the customer.

2. Accounts Receivable

Accounts receivable at September 30, 2003 consist of the following:

Accounts receivable	$277,177
Due from employees	1,803

278,980
Less: Allowance for doubtful accounts	(6,669)

$272,311

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables at September 30, 2003. Bad debt expense for the nine month period ended September 30, 2003 was $10,066.

3. Inventories

Inventories at September 30, 2003 consist of:

Coffee
Unroasted	$149,889
Roasted	80,026
Tea	18,782
Packaging, supplies and other merchandise held for sale	191,711

Total inventory	$440,408

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

4. Property and Equipment

Property and equipment at September 30, 2003 consist of the following:

Equipment	$1,574,680
Furniture and fixtures	294,567
Leasehold improvements	439,533
Transportation equipment	123,936
Marketing equipment	18,427
Capitalized website development costs	148,506
Property held under capital leases	105,343

Total property and equipment	2,704,992
Accumulated depreciation	(2,124,678)

Property and equipment, net	$580,314

Depreciation expense for the nine month period ended September 30, 2003 was $134,324.

5. Goodwill and Other Intangible Assets

There was no change in the carrying value of goodwill during the nine months ended September 30, 2003.

Intangible assets subject to amortization at September 30, 2003 consist of the following:

Leasehold value	$67,000
Trademark	5,127
Refinance cost	4,500

Total intangible assets	76,627
Accumulated amortization	(36,880)

Intangible assets, net	$39,747

Amortization expense for the nine month period ended September 30, 2003 was $5,503.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6. Long Term Debt

Notes Payable and Capital Lease Obligationsas of September 30, 2003

Note payable to Merrill Lynch, monthly installments of $4,687 plus interest at 3.3% over the one month LIBOR rate beginning August 1, 2003 (4.42% at September 30, 2003), final payment is due on July 1, 2007. The note payable and the Company’s credit line are collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee of up to $150,000 by Paul and Joan Katzeff.	$215,625

Working capital line of credit ($200,000 maximum), payable to Merrill Lynch, interest only installments, at 3.3% over the one month LIBOR rate (4.42% at September 30, 2003), renewable annually. The credit line and the Company’s note payable are collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee of up to $150,000 by Paul and Joan Katzeff.	139,019

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996.	21,919

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of $1,649 including interest at 11.50%, with final payment due on November 17, 2003, unsecured.	3,250

Note payable to Laoma Yaski for the purchase of Mendocino Bakery, payable in monthly installments of $4,249, including interest at 10%, secured by property and equipment at the bakery, final payment due on November 14, 2003.	8,394

Note payable to Chase Manhattan Bank, payable in monthly installments of $324, including interest at 8.637%, secured by a vehicle, final payment due on October 26, 2004. The note is personally guaranteed by the Company’s majority shareholders.	4,010

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6. Long Term Debt (continued)

Note payable to Chase Manhattan Bank, payable in monthly installments of $304, including interest at 9.90%, secured by a vehicle, final payment due on November 16, 2005. The note is personally guaranteed by the Company’s majority shareholders.	7,100

Note payable to Chrysler Financing, payable in monthly installments of $335, including interest at 6.00%, secured by a vehicle, final payment due on October 30, 2007.	14,529

Note payable to Avaya Financial Services, payable in monthly installments of $372, including interest at 12.91%, secured by equipment, final payment due on June 12, 2007.	13,393

Note payable to Manifest Leasing, payable in monthly installments of $444, including interest at 12.909%, secured by equipment, final payment due in March 2007.	15,130

Note payable to National Financial Services, payable in monthly installments of $1,414, including interest at 10.512%, secured by equipment, final payment due on May 10, 2006.	38,504

480,873
Less current portion	(262,728)

Long term portion of notes payable	$218,145

As of September 30, 2003, the maturities of notes payable and capital lease obligations were as follows:

Twelve Month Periods Ending September 30,
2004	$277,570
2005	100,876
2006	90,288
2007	11,139
2008	1,000
Thereafter	—

$480,873

Based on current borrowing rates, the fair value of the notes payable approximate their carrying amounts.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7. Income Taxes

The provision for income taxes as of September 30, 2003 consists entirely of the State current tax expense of $800. Changes in deferred tax assets are immaterial for the nine month period ended September 30, 2003.

A reconciliation of the Company’s income tax benefit based on the Company’s most recent fiscal year ended December 31, 2002 at the federal statutory rate is as follows:

Statutory tax rate	20.8%
Property and equipment differences	3.9%
Nondeductible expense	5.3%
Officers’ life insurance	4.0%
Other	1.4%

Effective income tax benefit rate	27.7%

The primary components of temporary differences which give rise to the Company’s net deferred tax asset at September 30, 2003 are as follows:

Net operating loss and tax credit carryforwards	$42,229
Depreciation and amortization	4,104

Net deferred tax asset	$46,333

The Company has a $2,400 federal general business credit carryforward and a California manufacturer’s credit carryforward of $13,486 which may be used to offset federal and California income taxes, respectively, in the future.

The Company also has available unused contribution and net operating loss carryforwards that may provide future tax benefits and that expire as follows:

Federal

Years Ending December 31,	Contributions	Net Operating Loss	Total
2003	$11,289	$—	$11,289
2005	12,067	—	12,067
2006	758	—	758
2017	—	290,210	290,210
2018	—	128,576	128,576

	$24,114	$418,786	$442,900

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7. Income Taxes (continued)

California

Years Ending December 31,	Contributions	Net Operating Loss	Total
2004	$4,695	$28,950	$33,645
2005	12,051	64,092	76,143
2006	5,397	—	5,397

	$22,143	$93,042	$115,185

Income taxes paid for the nine month period ended September 30, 2003 were $800.

8. Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancelable operating leases with terms ranging from three to five years.

As of September 30, 2003, minimum annual lease payments due under these agreements are as follows:

Twelve Month Periods Ending September 30,
2004	$51,612
2005	54,350
2006	51,239
2007	44,683
2008	16,336
Thereafter	4,722

$222,942

Total operating lease payments were $51,952 for the nine month period ended September 30, 2003.

9. Stock Option Purchase Plan

At the discretion of the Board of Directors, the Company has periodically granted stock options to employees. Outstanding options of 16,000 shares at September 30, 2003 were granted to a single former employee under an agreement amended in 1996. These options will expire in 2003 and the Company has no future plans to offer stock option compensation to its employees or others. All of the 16,000 options outstanding as of September 30, 2003 are exercisable at an exercise price of $5.00 per share and expire on December 31, 2003.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

9. Stock Option Purchase Plan (continued)

No options were granted during the nine month period ended September 30, 2003 and, accordingly, pro-forma income statement presentation as required under FASB Statement No. 123, “Accounting for Stock-Based Compensation” is not applicable.

10. Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease provides for monthly rental payments of $8,600 and the Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The lease provides for periodic cost of living increases during the term of the lease, including the option periods. The Company exercised an option to renew for one five-year term on March 31, 1995. The lease has been extended for successive one year terms since March 31, 2000. The Company continues to hold options to renew the lease for three successive five year renewal periods when the current one-year term expires on March 31, 2004. Rental expense under the lease was $77,400 for the nine month period ended September 30, 2003. The Company intends to exercise all options under the terms of this lease.

The Company leases a bakery establishment in Mendocino, California. The lease currently provides for monthly rental payments of $3,307 as of September 30, 2003. The lease term expires on September 30, 2011.

The Company leases warehouse premises in Santa Rosa, California. The Company exercised an option to renew the lease for a two year renewal period on February 1, 2003.

As of September 30, 2003, minimum future rental payments under facilities operating leases are as follows:

Twelve Month Periods Ending September 30,
2004	$180,168
2005	180,168
2006	142,000
2007	142,000
2008	142,000
Thereafter	568,000

$1,354,336

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

11. Related Party Transactions

The Company has (i) one interest only note payable due on demand and (ii) a principal and interest note, in each case payable to Paul and Joan Katzeff (the Company’s majority shareholders). Additionally, Paul and Joan Katzeff have personally guaranteed a portion of the Company’s long term debt (see Note 6).

The Company also leases properties from its majority shareholders. In the nine month period ended September 30, 2003, the Company replaced and upgraded the exterior of the office and the manufacturing facility leased from the majority shareholders (see Note 10).

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the nine month period ended September 30, 2003 are as follows:

Principal on notes	$16,191
Interest expense	$2,430
Rent expense	$77,400

THANKSGIVING COFFEE COMPANY, INC.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

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

Three Months Ended September 30, 2003 Compared With Three Months Ended September 30, 2002

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$(108,782)	(8.6)%
Cost of Sales	$(26,086)	(4.2)%
Gross Margin	(2.30)%	(4.5)%
Selling, G&A Expense	$36,379	7.0%
Deprec. and Amort.	$1,782	4.5%
Interest Expense	$(3,626)	(29.1)%
Net Income	$(117,928)	—

Consolidated net sales for the three months ended September 30, 2003 were $1,161,074 down 8.6% or nearly $109,000 when compared with net sales of $1,269,856 for the same period in fiscal 2002.

Distribution revenues (e.g., revenues generated on our own truck distribution) declined by nearly $40,000 or 6.2% for the three month period ended September 30, 2003 when compared to the same period in fiscal 2002. The decline was a result of a general slowdown in all the territories of the Company and a loss of a major foodservice account in July, 2003 in Sonoma County.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) decreased by $71,000 or 20.9% for the three month period ended September 30, 2003, when compared to the same period in fiscal 2002, because of slow sales at a distributor in the southeast, a loss of customers by a distributor in southern California and a national account who has experienced slow sales in their avenue of distribution.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) increased nearly $3,000 or 2.5%, for the three months ended September 30, 2003 when compared to the same period in fiscal 2002. The increase in revenue for mail order reflects the addition of the Company’s “Cornucopia” program, an extension of the mail order business that is designed to provide an avenue for non-profit organizations to raise money by selling the Company’s coffee to their constituency. This program was established during the third quarter of 2002. The traditional mail order catalog business was up $3,000 while Internet sales were up $6,000 or 16% for the quarter when compared to the same period last year. Some of the increase in the Internet sales reflects the migration of traditional mail order customers to the Company’s website and Internet store.

Sales attributable to operations of the Company’s bakery were up $6,000 for the three months ended September 30, 2003, or 2.8%, when compared to the same period in fiscal 2002.

Consolidated cost of sales for the three months ended September 30, 2003 were $594,716, down 4.2% or $26,000 when compared with the cost of sales of $620,802 for the same period in fiscal 2002. This decrease was a result of lower sales volume and a decrease in per pound green bean costs of $.10 per pound over last year, offset somewhat by increases in worker’s compensation and medical insurance costs.

Consolidated gross margin (gross profit as a percentage of net sales) for the three months ended September 30, 2003 was 48.8%, down 4.5% when compared with gross margin of 51.1% for the same period in fiscal 2002. Lower per pound green bean cost were offset by the higher insurance costs as indicated above. There are no assurances that the Company will be able to sustain lower raw material costs or that insurance costs may not exceed their current rate of increase.

Consolidated selling, general and administrative expenses were $556,573 for the three months ended September 30, 2003, a 7.0% increase when compared with the selling, general and administrative expenses of $520,194 for the same period in fiscal 2002. The increase was due to $18,000 to retain a public relations firm, $10,000 in higher liability and worker’s compensation insurance and $10,000 for wages for the Cornucopia program that began in September of 2002.

Depreciation and amortization expenses for the three months ended September 30, 2003 were $41,582, slightly higher than depreciation and amortization expenses of $39,800 for the same period in fiscal 2002.

Interest expense for the three months ended September 30, 2003 was $9,272, a 29.1% decline from interest of $12,898 for the same period in fiscal 2002. The decrease in interest was a result of lower interest rates because the Company refinanced its debt in June 2003, lowering its interest rate from 7.25% to 4.42%. Total borrowings increased by over $40,000 from $436,248 at September 30, 2002 to $480,874 at September 30, 2003. The Company acquired a line of credit in June 2003 and borrowed $139,019 on the line at the end of September 2003. (See Liquidity and Capital Resource Section for details).

As a result of the foregoing factors, the Company had a consolidated net loss of $40,296 for the three months ended September 30, 2003, compared to a $77,632 consolidated net profit for the same period in 2002. Because of the decline in sales and an increase in selling, general and administrative expenses as well as other factors noted herein, there are no assurances that the Company will be profitable in any future period.

Nine Months Ended Sept. 30, 2003 Compared With Nine Months Ended Sept. 30, 2002

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$(247,096)	(7.7)%
Cost of Sales	$(132,832)	(7.1)%
Gross Margin	.3%	—
Selling, G&A Expense	$78,583	5.0%
Deprec. and Amort.	$1,865	1.5%
Interest Expense	$(15,196)	(35.1)%
Net Income	$(166,278)

Consolidated net sales for the nine months ended September 30, 2003 were $3,434,123 down 7.7% or nearly $247,000 when compared with net sales of $3,681,219 for the same period in fiscal 2002.

Distribution revenues (e.g., revenues generated on our own truck distribution) declined by $153,000 or 8.9%. The decline continues to be a result of a general slowdown in all the territories of the Company and the loss of a major foodservice account in the Sonoma County market.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) declined by $100,000 or 12%. The decline was a result of slower sales to a distributor in the southeast, a large national chain that was experiencing slow store volume and a loss of foodservice customers by a large distributor in southern California.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) increased nearly $17,000 or 6% for the nine months ended September 30, 2003 when compared to the same period in fiscal 2002. The increase in revenue for mail order reflects the addition of the Company’s “Cornucopia” program, an extension of the mail order business that is designed to provide an avenue for non-profit organizations to raise money by selling the Company’s coffee to their constituencies. This program was established during the third quarter of 2002. The traditional mail order catalog business was up $3,000 while Internet sales were up $23,000 or 20.7% for the six months compared to the same period last year. Some of the increase in the Internet sales reflects the migration of traditional mail order customers to the Company’s website and Internet store.

Sales attributable to the Company’s bakery were down $11,000 for the nine months ended September 30, 2003 or 1.8% when compared to the same period in fiscal 2002. A lower customer count when compared to last year resulted in the lower volume. Slower visitor business, particularly during the second quarter, appeared to affect most local Mendocino businesses during this year.

Consolidated cost of sales for the nine months ended September 30, 2003 were $1,739,121, down 7.1% or $132,832 when compared with the cost of sales of $1,871,953 for the same period in fiscal 2002. The decrease was a result of lower sales and a drop in per pound bean costs of 4.8% over the same period last year, offset by a rise in workers’ compensation and medical insurance costs.

Consolidated gross margin (gross profit as a percentage of net sales) for the nine months ended September 30, 2003 was 49.4 % an increase of .3% when compared with gross margin of 49.1% for the same period in fiscal 2002. Lower per pound bean costs offset somewhat by higher insurance costs resulted in slightly higher gross margins. Because of the erosion of gross margins in the third quarter, there can be no assurances that the gross margin will not continue to erode in future quarters.

Consolidated selling, general and administrative expenses were $1,643,776 for the nine months ended September 30, 2003, a 5% increase or $78,583 when compared with selling, general and administrative expenses of $1,565,193 for the same period in fiscal 2002. The increase is a result of $18,000 to retain a public relations firm, a write off of bad debts of $10,000, higher salaries for the Cornucopia program of $30,000, higher costs of leasing delivery vehicles of $8,000 and higher health and workers’ compensation insurance of $10,000.

Depreciation and amortization expenses for the nine months ended September 30,2003 were $123,919 an increase of 1.8% or $1,865 when compared with depreciation and amortization expenses of $122,054 for the same period in fiscal 2002.

Interest expense for the nine months ended September 30, 2003 was $28,142, a 35.1% drop or $15,196. This drop was a result of a lower interest rate on debt previously with Wells Fargo at a rate of 7.25% that was refinanced with Merrill Lynch at a rate of 4.42%. Borrowings increased over $44,000, from $436,248 at September 30, 2002 to $480,874 at September 30, 2003. The Company established a line of credit in June 2003 and borrowed $139,019 on the line at the end of September 2003. (See Liquidity and Capital Resources section for details).

As a result of the foregoing factors, the Company had a consolidated net loss of $99,997 for the nine months ended September 30, 2003 compared to a consolidated net profit of $66,281 for the same period in 2002. Because of the decline in sales and an increase in selling and general and administrative expense, as well as other factors noted herein, there can be no assurances that the Company will be profitable in any future period.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Company has working capital of $166,116 versus working capital of $249,799 as of September 30, 2002. This decrease in working capital is due to an increase in debt resulting from an addition of a working capital line of credit in June 2003 and a reduction in cash.

Net cash provided by operating activities was $69,409 for the nine months ended September 30, 2003, compared to $258,961 provided by operating activities for the nine months ended September 30, 2002. The decline in net cash provided by operating activities in the first nine months of 2003 was the result of a decline in sales and a large loss this year of $99,997, compared to a profit in the same period in fiscal 2002 of $66,281, resulting in a difference of over $166,000. An increase in deferred taxes of $25,409 also contributed to the decline in net cash for the period.

Cash used by investing activities was $78,554 for the nine months ended September 30, 2003 compared to $74,057 for the same period in 2002. Capital additions for the first nine months of 2003 include $13,000 for the Company’s website and web store, $27,000 for brewers, grinders and fixtures, $15,000 for replacing and upgrading the exterior of the building and $21,000 for decals for trucks and $5,000 for packaging printing plates.

Net cash earned in financing activities for the nine months ended September 30, 2003 was $20,091 compared to cash used of $158,750 during the same period in 2002. The proceeds received in the nine month period ended September 30, 2003 was a result of refinancing the Wells Fargo note and the establishment of a line of credit in June 2003 and drawing on that line during the last three months (See below and Note 6 of Notes to Financial Statements).

Because of proceeds received in financing activities offset by lower cash generated by operating activities and a lower cash balance at January 1, 2003, cash at September 30, 2003 was $73,120 compared to cash at September 30, 2002 of $125,210.

In June 2003, the Company refinanced its debt with Well Fargo by securing a term note with Merrill Lynch for $225,000. This note is payable over four years at 3.3% over LIBOR (London Interbank Offering Rate). At September 30, 2003 the rate was 4.42%. This note extended the period for repayment of the loan over four years rather than two and reduced the interest rate from 7.25% (3% over prime rate) to 4.42%. The cost of the loan facility was $2,000. In addition to the term loan, the Company negotiated a line of credit for $200,000. This line is renewable annually, with an interest rate of 3.3% above LIBOR at a cost of $2,000. At September 30, 2003, the credit line had a loan balance of $139,019. The Company’s accounts receivable, inventory, equipment, fixtures and improvements secure the borrowings. The Company’s majority shareholders have guaranteed $150,000 of the debt and the two vehicle related Chase Manhattan notes (See Note 6 of Notes to the Financial Statements).

In December of 2000, the Company’s majority shareholders loaned the Company $50,000, on an unsecured basis, payable in monthly installments of $1,649, due in November 2003. As of September 30, 2003, the principal amount of $3,250 remained outstanding on such loan. The Company has a loan outstanding for $21,919 at September 30, 2003 payable to the majority shareholders on demand.

At September 30, 2003, the Company had total borrowings of $480,873 including $354,644 owing to Merrill Lynch. This compares to total borrowings of $436,248 as of September 30, 2002, including $301,600 outstanding to Wells Fargo at that time.

For long term debt, see Note 6 and Note 12 of the Notes to Financial Statements. For operating leases, see Note 8 of the Notes to Financial Statements. For real estate leases, see Note 11 and Note 12 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$480,873	$277,570	$191,164	$12,139	$—
Operating Leases	222,942	51,612	105,589	61,019	4,722
Real Estate Leases	1,354,336	180,168	322,168	284,000	568,000

Total Cash Obligations	$2,058,151	$509,350	$618,921	$357,158	$572,722

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

ITEM 3.    CONTROLS AND PROCEDURES

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

- None -

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

No reports on Form 8-K were filed during the period through September 30, 2003

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Paul Katzeff Paul Katzeff	Chief Executive Officer	November 12, 2003

/s/ Joan Katzeff Joan Katzeff	President	November 12, 2003