Form 10KSB
period 2003-12-31
THANKSGIVING COFFEE CO INC
filed 2004-03-29
CIK 949852

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year: $4,741,877

There have been no trades in the Company’s Common Stock since 1999. See Part II, Item 5, Market for Common Equity and Related Stockholder Matters.

As of March 25, 2004, there were 1,236,744 shares outstanding of common stock of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents if incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated: None.

PART I

ITEM 1 DESCRIPTION OF BUSINESS

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

In October 1996, the Company completed its offering of shares of Common Stock. As of December 31, 2003, 1,305 non-affiliated shareholders held shares of the Company’s Common Stock that represents approximately 20.7% of the outstanding shares.

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

COMPLEMENTARY PRODUCTS. The Company sells a wide variety of complementary coffee and tea products and accessories, such as coffee and espresso makers, grinders, thermal carafes, books, T-shirts, mugs, CD’s and chocolate covered espresso beans.

The Company sells its coffees and teas through a multi-channel distribution network consisting of wholesale distribution operations, a Company-owned Bakery and direct marketing operations. The Company offers complementary products through all of these channels of distribution. Products are purchased from third party vendors without contract and resold to its customers. The Company generally provides its wholesale customers with brewing, grinding and related equipment (leased from third party leasing companies) and product displays (designed and manufactured by the Company) at no charge if predetermined sales volumes are reached.

Of the total fiscal 2003 revenues of $4,741,877, 82% were from roasted coffee, 15% were from the bakery, 2% were from resale items, and 1% were from tea products.

COFFEE INDUSTRY

According to the Specialty Coffee Association of America (SCAA), the United States specialty coffee retail sales exceeded $2.5 billion and specialty coffee beverage sales exceeded $8.4 billion annually in a $19.2 billion coffee market in 2003. Specialty coffee beverage retailers have been the fastest growing distribution channel in the specialty coffee business. As of the end of 2003, there were over 17,000 locations compared to 6,000 just seven years previously. Cross outlet competition is sharpening as away-from-home consumption is growing through new or existing locations to gain market share at the expense of at-home consumption, represented by supermarkets and mass merchandisers. The outlet market was expected to top out at 13,000 units. However, the units grew well beyond that expectation.

The SCAA reports that total coffee consumption grew slightly again in 2003 on the strength of the growth in new products and the introduction of a wider variety of coffees, as consumption of traditional coffee declined. Consumers are purchasing more value-added coffee products (i.e. specialty coffee drinks), and such purchases are driving the market. Coffee consumers have been moving away from price-based drinks to beverages with a focus on product variety and quality. This quality conscious purchasing trend has evolved coffee from a beverage with commodity characteristics to one with cultural and sensory ties. In addition, gourmet coffee tends to be purchased by younger consumers on average, compared to traditional coffee, which continues to bode well for future growth of the category.

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

Sales of organic food and beverages have also grown from $ 1billion in 1990 to $11 billion in 2002 according to the “U. S. market for Organic Foods and Beverages published by MarketResearch.com. Sales of organic product rose 17.3 % for the year. The USDA regulations have given uniformity and legitimacy to the organic industry strengthening the stock of these products in the consumer’s eye. They also promote more sustainable agricultural practices.

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

In addition to the environmental impact of coffee, the drop in pricing of green coffee beans has caused an international crisis in the growing countries of the world. According to a Time article in March of 2004, the world price of $.60 per pound is below cost of production. As a backlash to free trade, Fair Trade has gained the attention of consumers in this country. TransFair USA a certification agency states that $208 million worth of Fair Trade coffee has been certified. Although still a small percentage of the total market, sales have tripled in the past three years and constitute a growing segment of the gourmet coffee market. Today Fair Trade coffee is roasted by 280 U. S. companies and sold at thousands of retail outlets. Dunkin Donuts, the number 1 US retailer of coffee by the cup is rolling out a Fair Trade espresso line of drinks.

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

4. Retail - This segment consists of sales through the Company’s Bakery. However, the Company is pursuing the sale of the Bakery with a real estate agent (see Item 2 Property).

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

The Company believes that its relationship with the American Birding Association and its marketing of Song Bird Coffee have distinguished the Company’s role and image in the marketplace. The dedication of more of the Company’s resources to the production of Song Bird Coffee and an increased public awareness of the environmental effects of coffee growing has resulted in a corresponding increase in the sales of the Company’s packaged and bulk roasted shade grown and organic coffee varieties, from approximately 33% of sales in 1997,40% in 1998, 46% in 1999 and 60% in each of 2000, 2001, 2002 and 2003. Song Bird Coffee sales have grown to represent 6% of the Company’s packaged and bulk roasted coffee sales in fiscal 1997, 10% in 1998, 12% in fiscal 1999 and 13.5% in both fiscal 2000 and 2001 and 14% in fiscal 2002 and 2003.

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

During the last quarter of 2003, the Company began work on the Campesino Estate Coffee program. The Company is offering coffee from individual small-scale family farmers directly to the customers who drink the coffee. This includes packaging that has the story of the farm and its linked partner Coop. The green beans are kept separate at every stage of processing including harvesting, production, roasting, marketing and distributing. In this way, the Company hopes to redefine fair trade to a single farm origin and to increase the educational potential and to develop the issues of economic justice and ecological responsibility for the consumer.

This program makes cup quality and grower familiarity as the foundation of the Company’s efforts to achieve a socially oriented market. Additionally, it illustrates the educational potential of personalized fair trade, as well as the capacity of ‘relationship coffee’ to improve coffee quality by capitalizing on the advantages of long-term relationships between growers and roasters. It’s the culmination of nearly 20years work with Nicaraguan grower cooperatives. The sales of this coffee will be implemented in 2004.

There are no assurances that any of the Company’s programs will be successful and grow volume.

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

The Company sells the fair trade product under a number of different labels and a new fair trade coffee label, which was introduced in the last quarter of 2000. The higher price of the coffee is generally passed on to the consumer. The benefit of fair trade coffee to the consumer is a reliable source of quality coffee and the ability to favorably impact the economic welfare of the farmer. Although sales of fair trade coffee are not material at this time, the Company feels that this is a new niche for its business. The Company believes that fair trade coffee, like the Song Bird line, provides a potential opportunity for growth. The Company has begun to provide educational programs, tastings and brochures to familiarize the public with the fair trade theme. Sales of fair trade certified coffee for the year 2003 was $228,754, for 2002 was $206,352, $170,000 in 2001 and $73,400 in 2000, when the Company was just introducing the products.

In addition to fair trade, the Company also contributes coffee, money and employee time to a number of causes aligned with its commitment to social and environmental responsibility both locally and around the world.

COMPETITION

The specialty coffee market is highly competitive, and the Company competes against all sellers of specialty coffee. At the wholesale level, the Company competes with several nationally known premium coffee brands, such as Proctor & Gamble’s Millstone label and Nestle’s Nescafe label, as well as other lesser known brands and store brands. The Company also competes regionally in Northern California with regional specialty roasters such as Peet’s for retail shelf space and with large regional roasters for food service trade. In the direct mail area, the Company competes with established suppliers such as Gevalia, a division of General Foods Corporation, as well as with other direct mail companies, including Starbuck’s, the leading independent specialty coffee retailer and wholesaler.

The Company competes with other eco friendly coffee companies such as Equal Exchange, Counter Culture, Café Mam, and other coffee companies that have environmental coffees in their lines such as Green Mountain and Boyd’s.

The Company competes primarily on the basis of the quality of its products, its package design, and its social and environmental philosophies. Many of the Company’s competitors are larger than the Company and have significantly greater financial, marketing and other resources than the Company, and there can be no assurance that the Company will be able to compete or maintain or expand sales successfully in the future.

The Company attempts to cooperate with retailers in introducing what it believes are novel products and place its products in markets where such products have not previously been sold. For example, Song Bird Coffee is marketed in stores where bird lovers purchase birdseed and bird houses. In addition there are similar programs with the environmental artist Wyland, under the Company’s ECOBOOM™ label that creates awareness for the protection of the seas, and Fair Traded coffees that provide a floor price to the small coffee farmer.

Similarly, the Company sells organic and shade grown coffee to organizations focused on social and environmental issues. In fiscal 2003, the Company’s coffee products were served and sold by prestigious environmental organizations such as Monterey Bay Aquarium, the Cape May Bird Observatory and by several other national institutions.

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

In addition, in its attempt to reduce the cost risk resulting from market fluctuations in the cost of coffee beans, the Company, or its brokers on its behalf, does purchase coffee contracts when it is not able to enter into coffee purchase commitments. Changes in the market value of option contracts are reported by the Company in the period in which the change occurs and are included as part of cost of sales. There are no contracts at this time.

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

CUSTOMERS

In fiscal 2003, there are no customers accounting for more than 10% of the Company’s revenue from coffee sales. However, a significant reduction in sales to any of the Company’s principal customers, or the loss of one or more major customers, may have an adverse impact on the Company. See “Management’s Discussion and Analysis of Financial Conditions.”

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

EMPLOYEES

As of December 31, 2003, the Company had forty full-time employees and nineteen part-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company has never suffered a work stoppage due to adverse labor conditions with its employees. The Company believes that it maintains good relations with its employees.

ITEM 2 DESCRIPTION OF PROPERTY

The executive offices of the Company occupy approximately 14,500 square feet at 19100 South Noyo Harbor Drive, Fort Bragg, California 95437, which also includes a warehouse and the capacity for manufacturing operations. The Company leases an additional 1,626 square feet of storage space on the Fort Bragg waterfront. These facilities are currently being leased on a one year extension of an existing lease expiring March 31, 2004, at a rate of approximately $8,600 per month from Joan and Paul Katzeff, who are founders, principal shareholders, officers and directors of the Company. The Company has exercised one option to extend the lease for one five-year period at the rate of $8,600 per month. The Company continues to hold options to renew the lease for three successive five-year renewal periods when the current one-year term expires on March 31, 2004. The Company intends to exercise all options under the terms of this lease. The Company believes this lease represents an arms-length rate and arms-length terms for comparable space in the Fort Bragg area and intends to extend the lease. See Item 12, “Certain Relationships and Related Transactions.”

The Company maintains adequate insurance property and liability coverage on all of its buildings. The property is in good condition and repair.

The Company’s Bakery in Mendocino is approximately 1,617 square feet and is leased from an unaffiliated third party. The Company currently pays rent of approximately $3,631 per month for the Bakery pursuant to a lease that expires September 30, 2011.

The Company leases a 1,100 square foot facility in Santa Rosa, CA for $948 per month for the purpose of repairing its brewers and grinders that it lends to foodservice accounts. A new lease was signed on February 1, 2003 for a two-year period.

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

During fiscal 1999, the Company was aware of only four trades of the Company’s Common Stock totaling 2,350 shares of Common Stock. All transactions were individually negotiated between the buyer and seller through Mutual Securities as intermediary. The average price of these transactions per Mutual Securities was $4.74 for all of fiscal 1999. The first three trades were for 2,200 shares at $5.00 per share and took place in the first three quarters. The final trade for 150 shares took place in the last quarter and was for $1.00 per share. No trades have taken place in 2000, 2001, 2002 or 2003.

The Company has not declared nor paid any cash dividend since its inception. The Company intends to retain all earnings for use in its business and therefore does not anticipate paying any cash dividends in the near future. The Company’s bank credit agreement prohibits the payment of cash dividends without the bank’s consent.

As of December 31, 2003, there were 1,306 holders of record of the Common Stock.

The only equity compensation plan maintained by the Company is an option granted to a past officer of the Company in fiscal 1997. This option expired on December 31, 2003.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Exercise price of outstanding options, warrants and rights	Number of securities Remaining available for future issuance under equity compensation Plans
Equity compensation Plans approved by Security holders	0	0	0

Equity compensation Plans not approved by Security holders	0	0	0
Total	0	0	0

ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with the Company’s audited financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Summary

Sales of the Company have continued to erode over the last four years primarily due to declines in the distribution segment of the Company’s business. Additional competition, customers that have gone out of business, and customers that have begun roasting for their own use has had a negative impact on the Company’s sales. The Company has tried a number of strategies that have not proven effective in abating these declines. Recently, it has changed its method of distribution, and is now using an independent distributor in a test region to determine if such method could stop the slide. If the Company cannot stop the decline in its sales volume, it may not be able to achieve profitability in subsequent years.

The Company has enjoyed favorable margins in the last four years because of the decline in the price of green beans. Although the Company pays substantially more for its product than the market price, because of quality, organic nature of many of its lines and the fact that it uses fair-traded coffees, it still has purchased green beans at lower prices than it has purchased in past years. If there should be a rise in green bean prices as a consequence of inclement weather in a major producing area or any other event that effects coffee pricing it would have a negative impact on the Company and its margins.

The Company has a revolving line of credit with Merrill Lynch that is a current liability and that is renewed annually. While the Company believes the credit line will be renewed, should the line not be renewed, the stability of the Company’s business would be in question.

RESULTS OF OPERATIONS

2003 Compared to 2002

Consolidated	$ Inc/(Dec)	% Inc/(Dec)
Net Sales	$(268,773)	(5.4)%
Cost of Sales	$(143,215)	(5.5)%
Gross Margin	—%	—%
Selling, G & A Expense	$113,553	5.4%
Depreciation & Amortization	$(7,035)	(4.1)%
Other income/ (expense)	$7,518	13.5%
Net Income	$(252,810)	—%

REVENUES. Consolidated net sales for the year ended December 31, 2003 were $4,741,877, down 5.4% or approximately $269,000 compared to net sales of $5,010,650 for December 31, 2002.

Distribution revenues (e.g. revenues generated on our own truck distribution) were down $199,000 or 7.5% for the year ended December 31, 2003 when compared to the same period in 2002. The Company has continued to lose business in the Sacramento territory to competition and has decided to eliminate the route to reduce expenses and ship to customers Via UPS. The Company has experienced lost customers in their other territories due to business closures in serving locations and increased competition in retail locations. In an effort to reverse the trend of these losses, the Company has switched its Bay Area truck distribution to an outside distributor. There can be no assurances that that this downward trend will be reversed.

National revenues (e.g. revenues not derived by mail order and direct truck distribution) were down $87,000 or 8.7% for the year ended December 31,2003 when compared to the same period last year. Three large distributors for the Company’s products had reductions in sales in their customer’s outlets and one had slower sales in their own outlets.

Mail Order revenues (e.g. revenues generated directly from product sold directly to the consumer either through print media or the Internet) were up for the year ended December 31, 2003 by $21,000 or 5.4% when compared to the same period last year. The Company’s Cornucopia program through its mail order division, having non-profit organizations raise funds by selling the Company’s coffee to their constituency, generated nearly $31,000 in revenue for the year. In addition, the Company’s Internet sales were up over $40,000 or 25% for this fiscal year. The Company has shifted its emphasis away from traditional mail order towards its Internet store and increased it expenditures for development of its Internet site and store. Some of the increase in the Internet sales reflects the migration of traditional mail order customers to the Company’s website and Internet store. However, the Company cannot be sure that this strategy will be successful and replace volume lost in the traditional mail order business.

Sales attributable to operation of the Company’s bakery were down $13,000 or 1.8% for the year ended December 31, 2003 compared to the same period last year. Although sales for the year were down, the decline slowed in the second half of the year.

COST OF SALES. Consolidated cost of sales for the year was $2,444,722, a decrease of nearly $143,000 or 5.5% from cost of sales of $2,587,937 for the same period last year. This decline was a result of lower sales volume. Additionally, bean costs dropped by $.10 per pound or 7% but were offset by higher workers compensation and medical premium costs.

GROSS MARGIN. Consolidated gross margin (gross profit as a percentage of net sales) for the year ended December 31, 2003 was 48.4%, or flat when compared to gross margin of 48.4% for the same period last year. There can be no assurance that the Company will have the same favorable green bean costs while the cost of worker’s compensation and medical benefits are continuing to increase in the new year.

SELLING, GENERAL & ADMINISTRATIVE. Consolidated selling, general and administrative expenses for the year ended December 31, 2003 were $2,221,927, a nearly $114,000 increase or 5.4% over selling general and administrative expenses of $2,108,374 for the same period last year. The increase was a result of higher wages of $23,000 for a general increase for the staff, $25,000 for retaining a public relations firm, higher workers compensation of $25,000, higher medical premiums of $20,000 and an increase in bad debt expense of $21,000 because of a bankruptcy of a supplier of coffee to non-profits of $11,000 and a $10,000 partial write down of a receivable (this was a receivable from the sale of the Company’s Café assets five years ago and the slow repayment of the debt).

DEPRECIATION & AMORTIZATION. Consolidated depreciation and amortization expenses were $162,751 for the year ended December 31, 2003, a decrease of $7,000 or 4.1% when compared to expenses of $169,786 for the same period last year. This decline was a result of fewer capital expenditures added during the year.

OTHER INCOME/ EXPENSE. Consolidated other income and expense was $63,052 for the year ended December 31, 2003, an increase of $7500 or 13.5% when compared to other income and expense of $55,534 for the same period last year. This increase was a result of a one-time charge in 2003 for a covenant not to compete of $25,000 that the former owner of the Company’s bakery earned when she refrained from opening a bakery business for seven years. Interest expense for the year ended December 31, 2003 was $32,128 a decrease of 44.1% or over $25,000 from interest expense of $57,457 for the same period last year. The decrease is a result of lower interest rates because of refinancing the Company’s debt from 7.75% to just slightly above 4% from July through the end of the year. Total debt was up to $517,932 at December 31, 2003 from $460,782 at December 31, 2002. (See Liquidity and Capital Resources Section). There can be no assurances that the Company will be able to continue to obtain favorable interest rates or that it could obtain debt financing in the future (if financing were needed).

NET INCOME. As a consequence of the foregoing factors, the Company realized a net loss of $139,182 for the year ended December 31, 2003 a decrease of nearly $253,000 when compared to the net profit of $113,628 for the same period last year. Because of the decline in sales and the increases in selling general and administrative expenses, there can be no assurances that the Company will be profitable in any future periods.

2002 COMPARED TO 2001

Consolidated	$Inc/(Dec)	% Inc/(Dec)
Net Sales	$(159,024)	(3.1)%
Cost of sales	$(174,489)	(6.3)%
Gross Margin	1.79%	3.9%
Selling, G&A Expense	$55,056	2.6%
Depreciation & Amortization	$(32,223)	(16.0)%
Interest Expense	$(27,286)	(32.2)%
Net Income	$4,777	4.3%

REVENUES. Consolidated net sales for the year ended December 31, 2002 were $5,010,650, down 3.1% or approximately $160,000 when compared to net sales of $5,169,674 for December 31, 2001.

Distribution revenues for fiscal 2002 (e.g., revenues generated on our own truck distribution) were down $170,000 or 6.3% for the year for the year ended December 31, 2002 when compared to fiscal 2001. Nearly 60% of the decline was a result of a loss of a customer in one of the territories who began roasting for their own use during the fourth quarter of 2001. The remaining difference is a result of the loss of a second customer in two different territories that changed coffee vendors.

National revenues (e. g., revenues not derived by mail order and direct truck distribution) were up by $10,000 or 4% for the year ended December 31,2002 when compared to the same period last year. Growth in a major national account and a distributor in Southern California resulted in higher sales. There can be no assurances that this positive trend will continue.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) were flat for the year ended December 31,2002 when compared to the same period last year. The Company’s Cornucopia program through its mail order division, having non-profit organizations raise funds by selling the Company’s coffee to their constituency, generated nearly $22,000 in revenue since it began in the third quarter of 2002, offsetting a loss of business of nearly the same amount in the traditional mail order business. In addition, the Company’s Internet sales were up over $35,000 for this fiscal year. The Company has shifted it emphasis away from traditional mail order towards its Internet store and increased its expenditures for development of its Internet site and store. Some of the increase in the Internet sales reflects the migration of traditional mail order customers to the Company’s website and Internet store. However, the Company cannot be sure that this strategy will be successful and replace volume lost in the traditional mail order business.

Sales attributable to operation of the Company’s bakery were up $3,000 or .5% for the year ended December 31,2002 compared to the same period last year. Increase in business from a wholesale account and a price increase implemented in May 2002, were offset by a slight decline in purchases during the year.

COST OF SALES. Consolidated cost of sales were $2,587,937, a decrease of nearly $175,000 or 6.3% from cost of $2,762,426 for the same period last year. This decline was a result of lower per pound bean costs, lower sales volume and lower overhead costs. Per pound green bean costs dropped to an average of $1.49 for the year compared to $1.60 last year for the same period. Approximately $85,000 of the drop was due to lower prices, $40,000 was due to lower sales volume and $50,000 because of a drop in overhead costs ($24,000 lower storage and late charges, $10,000 reduction in lease charges for the roaster, $6,000 drop in utility costs, $5,000 reduction in operating supplies and a $3,000 reduction in freight for green beans inbound). There can be no assurance that green bean prices will remain low.

GROSS MARGIN. Consolidated gross margin (gross profit as a percentage of net sales) for the year ended December 31, 2002 was 48.4%, 1.79% improvement when compared to gross margin of 46.6% for the same period last year. This increase was a result of the aforementioned change in sales and cost of sales. There can be no assurances that the price of green beans will remain at their current levels or that overhead costs will remain at this year’s levels.

SELLING, GENERAL & ADMINISTRATIVE. Consolidated selling, general and administrative expenses for the year ended December 31, 2002 were $2,108,374, a $55,000 increase or 2.6% over selling general and administrative expenses of $2,053,3618, for the same period last year. Most of the increase was for a higher wage to an existing employee of $15,000 to head the new Cornucopia program and a manager of the bakery for $36,000.

DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization expenses were $169,786 for the year ended December 31, 2002, a decrease of over $32,000 or 16% when compared to expenses of $202,009 for the same period last year. This decline was a result of fewer capital expenditures, the change in accounting method for startup and other organization costs that were written off at December 31, 2001 and a change in accounting method for amortizing goodwill effected January 1, 2002.

INTEREST EXPENSE. Interest expense for the year ended December 31, 2002 was $57,457, a decrease of 32.2% or over $27,000 from interest expense of $84,743 for the same period last year. The decrease is a result of lower borrowings for the year having decreased from nearly $595,000 in fiscal 2001 to nearly $461,000 in fiscal 2002. Interest rates during 2002 were not materially different from 2001.

NET INCOME. As a consequence of the foregoing factors, the Company realized a net profit of $113,628 for the year ended December

31, 2002 an increase of $4,777 or 4.3% when compared to the net profit of $108,851 for the same period last year. The improvement in operating results of nearly $30,000 for the current fiscal year was offset by a reduced income tax benefit provided by the loss carry forwards of $23,000. Because of the decline in sales and the increases in selling general and administrative expenses, there can be no assurances that the Company will be profitable in any future periods.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of December 31, 2003 was $147,897 as compared to working capital of $249,259 as of December 31, 2002. Increases in borrowing from the credit line to finance higher inventories, receivables and prepaid expenses resulted in a reduction of working capital.

Cash used in operating activities was $6,940 in fiscal 2003 compared to cash provided by operating activities of $315,263 in fiscal 2002. The decline in cash provided by operating activities was a result of the loss this year and increases in current assets for the year.

Cash used in investing activities for the year ended December 31, 2003 was $74,921 compared to $215,558 used during the same period in fiscal 2002. Capital expenditures made during the year included $7,500 for new hardware and software, $5,000 for improvements to the web site and store, $11,000 for design and application of decals for Company’s delivery vans, $20,000 for leasehold improvements to the facility, $20,000 for brewers and grinders, $3,000 for new packaging plates and $3,000 for production equipment.

Net cash provided by financing activities for the year ended December 31, 2003 was $57,150 as compared to a use of cash for the same period in fiscal 2002 was $134,035. Repayments of debt to Wells Fargo of $278,000, repayment of $26,136 to the majority shareholders and $69,488 to Laoma Yaski (former owner of the bakery) were the largest amounts of the debt repayments.

Cash as of December 31, 2003 was $40,463, a nearly $25,000 decrease when compared to $65,174 for the same period in fiscal 2002. The primary reason for the decline was the loss, repayment of debt and financing the current assets

The Company’s debt at December 31, 2003 was $517,932 for all term debt and obligations under capital leases, up over $57,000 from $460,782 due at December 31, 2002. Of the total, $317,657 is due in fiscal 2004. Of the total borrowings, $391,632 is due to Merrill Lynch. The Company’s accounts receivable, inventory, equipment, fixtures, and improvements secure the borrowings from Merrill Lynch. The Merrill Lynch indebtedness and a small loan to Chase Manhattan are guaranteed by the Company’s majority shareholders. See Auditor’s Report, Notes to the Financial Statements Note 6.

The Company has two notes payable to the majority shareholders, one that was due on demand after June 30,1996 for $24,919, unsecured, and previously subordinated to Wells Fargo notes. The second is a note payable to the majority shareholders dated November 15, 2003 for $25,000 payable in monthly installments of $4,000, unsecured, due May 15,2004. At December 31,2004, the Company owes $19,919 and $21,000 respectively on the notes.

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

A summary of the Company’s principal contractual obligations and other commitments as of December 31, 2003 is shown in the following table:

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$517,932	$317,657	$160819	$39,456	$0
Operating Leases	155,208	54,924	85,583	14,701	0
Real Estate Leases	848,441	157,645	300,901	231,870	$158,025
Total Cash Obligations	$1,521,581	$530,226	$547,303	$286,027	$158,025

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

ITEM 7 FINANCIAL STATEMENTS

Incorporated as part of this document beginning on page F-1 of this filing

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Information in response to this item is set forth in the Financial statements beginning on page F-1 of this filing

ITEM 8A CONTROLS AND PROCEDURES

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

PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors, nominees, key employees and executive officers of the Company and their ages as of the date of this Form 10-KSB are as follows:

Name	Age	Position with the Company
Paul Katzeff	66	Chief Executive Officer & Director
Joan Katzeff	54	President and Director
Roy Doughty	54	Director
Sam Kraynek	56	Chief Financial Officer

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

Sam Kraynek has been in the food business for over thirty years. He has been President and General Manager of the Rosarita Mexican Food Division of Beatrice Companies, General Manager of the Bakery Distribution Division of International Multifoods and Vice President of Sales and Marketing for Bay State Milling Company. Mr. Kraynek has a B.S. in accounting and started his career in public accounting. Mr. Kraynek has been with the Company for seven years.

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

At the present time, the Company does not have an independent member on the Board of Directors who holds the qualifications as defined in the most current SEC requirements. The very small size of the Board, the small size of the Company and the remote location render it both difficult at this time to fulfill this requirement. In addition, our financial statements are relatively simple to read and understand. The current Board members have had years of experience with the Company and are familiar with its financial reporting and operations. The Company makes every attempt, in conjunction with our independent auditors, our attorneys and our CFO to assure that our filings and financial statements are fairly, clearly and accurately reported. The Company continues to seek board members who may be deemed independent directors to fulfill the current requirement of the SEC. However, there can be no assurance that the Company will be successful at locating members who would be willing to serve.

The Company has adopted a code of ethics that is applicable to all members of senior management and the Company’s employees. A copy is attached as an exhibit to this report.

ITEM 10 EXECUTIVE COMPENSATION

The following table provides certain information concerning the compensation paid to the Company’s Chief Executive Officer and President for fiscal 2001, 2002 and 2003. All other Executive Officers received less than $100,000 in fiscal 2003.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Underlying Options	Securities
Paul Katzeff Chief Executive Off. and Director	2003 2002 2001	$ $ $	100,000 100,000 100,000	— — —	— — —	— — —

Joan Katzeff President and Director	2003 2002 2001	$ $ $	100,000 100,000 100,000	— — —	— — —	— — —

STOCK OPTION GRANTS

The Company did not grant stock options to any of the above named executive officers during fiscal 2003.

COMPENSATION OF DIRECTORS

Members of the Board of Directors do not receive compensation for service on the Board.

ITEM 11 SECURITY OWNERSHIP OF MANAGEMENT CERTAIN OTHERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2003, (i) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than five per cent of the Company’s Common Stock, (ii) by each of the named executive officers, (iii) by each of the Company’s directors and nominees, and (iv) by all directors and executive officers as a group. The Company believes that the person and entities named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percentage
Joan and Paul Katzeff(1) (Joan Katzeff, President) (Paul Katzeff, CEO) c/o Thanksgiving Coffee Co., Inc. POB 1918 Fort Bragg, CA 95437	977,000	(1)	78.9%

Roy Doughty Director c/o Thanksgiving Coffee Co., Inc. POB 1918 Fort Bragg, CA 95437	200		0.02%
All directors and executive officers as a group (3 persons)	979,200	(1)	78.92%

(1)	Shares are originally issued, restricted and jointly owned by Joan Katzeff and Paul Katzeff.

ITEM 12 CERTAIN REALTIONSHIPS AND RELATED TRANSACTIONS

The Company leases its corporate headquarters, warehouse and waterfront facilities from Joan and Paul Katzeff, who are affiliates of the Company (the “Katzeffs”). The lease provides for monthly payments of $8,600 in fiscal 2003, and the Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. See Note 6 and Note 12 of “Notes to Financial Statements”.

Global Insights, of which Mr. Doughty, a director of the Company, is a principal, is party to a one –year consulting agreement that commenced January 1, 2003 for the provision of specific business functions including a provision of shareholder relation services for $18,000 per year. Global Insights also received an additional $5,500 during fiscal 2003 for similar services provided outside the agreement. In 2002, Global Insights received an aggregate of $18,000 for similar services.

The Company carries insurance indemnifying its directors and certain officers and certain employees against certain liabilities by reason of their status or service as directors or officers or employees of the Company.

The Company has two notes payable to its major shareholders, Paul Katzeff, CEO and Joan Katzeff, President. The first note is an unsecured note due on demand after June 30, 1996 at a rate of 12% per annum and at December 31, 2003, the balance on that note was $19,919. The second note was executed on November 15, 2003, in the principal amount of $25,000 and is payable in monthly installments of $4,000 per month including interest at 10% per annum. Such note had a balance of $21,000 as of December 31, 2003. The Katzeff’s had subordinated the first note to all notes payable including the note payable to Wells Fargo. The note is no longer subordinated. See Auditors Report, Notes to Financial Statements, Note 6 and Note 12.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Restated Articles of Incorporation of the Company.+

3.2	By laws of the Company.+

3.2.1	Amendment No. 1 to Bylaws of the Company, dated June 3, 1996.++

10.1	Business Loan Agreement dated as of September 5, 1995 by and between the Company and Wells Fargo Bank, N.A., as amended on August 11,1997.++

10.2	Lease agreements for the Company’s Fort Bragg facilities.++++

10.2.1	Extension of Term and Further Amendment to Lease Agreement dated April 1, 1992.+++++

10.2.2	Further Amendment to Lease Agreement dated July 1, 1992.+

10.2.3	Third Amendment to Lease Agreement dated July 1, 1994.+

10.2.4	Exercise Option to Extend Lease Agreement April 1, 1995.+

10.3	Lease Agreement for the Company’s Bakery in Mendocino.++++

10.4	Sample Coffee Purchase Agreement.+

10.5	Promissory Note issued by the Company to Joan and Paul Katzeff dated as of April 17, 1996.++++

10.6	Promissory Note issued by the Company to Joan and Paul Katzeff dated as of December 30, 1990.++++

10.7	Stock Purchase Agreement between the Company, Sustainable Harvest, Inc. and David Griswold as of December 31, 1997.! !!

10.8	Summary Plan Description of the Company’s Profit Sharing Plan.! +++++

10.9	Business Loan Agreement dated as of August 13, 1997 by and between the Company and Wells Fargo Bank, N.A. +++++

10.10	Business Loan Agreement dated as of January 6, 1999 by and between the Company and Wells Fargo Bank, N.A.*

10.11	Non-exclusive License Agreement dated as of July 14, 1998 by and between the Company and Wyland International, LLC.!!!

10.12	Business Loan Agreement dated as of November 30, 2000 by and between the Company and Wells Fargo Bank, N.A.!!!!

10.13	Promissory Note issued by the Company to Joan and Paul Katzeff dated as of April 1,2001**

10.14	Promissory Note issued by the Company to Joan and Paul Katzeff dated as of October, 2001***

10.15	Promissory Note issued by the Company to Joan and Paul Katzeff as of April 1, 2002****

10.16	Promissory Note issued by the Company to Joan and Paul Katzeff as of November 15, 2003

10.17	Code of Ethics

24.1	Consent of Sallmann, Yang & Alameda.*****

31.1	Certification of Chief Executive Officer

31.2	Certification of President

31.3	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of President

32.3	Certification of Chief Financial Officer

(b) Reports on 8-K

None.

+	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No 33-96070-LA).
++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended March 31, 1998.
+++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended June 30,1998.
++++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended September 30, 1998.
+++++	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 1998.
!	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 1998.
!!	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to a Confidential Treatment Request under Rule 24-b2 of the Securities Exchange Act of 1934, as amended, filed on March 31, 1998 which was subsequently granted.
!!!	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to a Confidential Treatment Request under Rule 24-b2 of the Securities Exchange Act of 1934, as amended, filed on March 31, 1999.
!!!!	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31,2000.
*	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 1999
**	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended June 30,2001.
***	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended September 30,2001.
****	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended June 30, 2002.
*****	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year [ended December 31, 2002

ITEM 14 DISCLOSURE OF ACCOUNTING FEES AND SERVICES

The Company uses the firm of Sallmann, Yang & Alameda to perform its annual audit, prepare the Company’s federal and state tax return and review the Company’s quarterly financial statements. During 2003, the Company paid the following amounts for these services:

Audit Services and tax returns	$19,000
Quarterly review	15,000

Total	$34,000

There were no fees paid for and no work authorized other than for audit, quarterly review and tax services.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date
/s/ Paul Katzeff Paul Katzeff	Chief Executive Officer (Principal Executive Officer) and Director	March 29, 2004

/s/ Joan Katzeff Joan Katzeff	President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 29, 2004

/s/ Roy Doughty Roy Doughty	Director	March 29, 2004

Financial Statements

Thanksgiving Coffee Company, Inc.

For the Years Ended December 31, 2003 and 2002

with Report of Independent Accountants

Thanksgiving Coffee Company, Inc.

Audited Financial Statements

For the Years Ended December 31, 2003 and 2002

Report of Independent Accountants

To The Board of Directors

Thanksgiving Coffee Company, Inc.

Fort Bragg, California

We have audited the accompanying balance sheets of Thanksgiving Coffee Company, Inc. (a California Corporation) as of December 31, 2003 and 2002 and the related statements of operations, retained earnings, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thanksgiving Coffee Company, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

SALLMANN, YANG & ALAMEDA

An Accountancy Corporation

/s/    Sallmann, Yang & Alameda

Pleasanton, California

March 1, 2004

Thanksgiving Coffee Company, Inc.

Balance Sheets

	December 31,
	2003	2002
Assets
Current assets
Cash	$40,463	$65,174
Accounts receivable	343,052	312,933
Inventories	409,698	378,878
Prepaid expenses	40,703	28,952
Deferred tax asset	39,300	25,074

Total current assets	873,216	811,011

Property and equipment
Property and equipment	2,664,598	2,628,435
Accumulated depreciation	(2,128,605)	(1,990,354)

Total property and equipment	535,993	638,081

Other assets
Deposits and other assets	52,379	37,572
Goodwill	171,773	171,773
Other intangibles, net of amortization	38,288	43,250
Deferred tax asset	44,300	46,333

Total other assets	306,740	298,928

Total assets	$1,715,949	$1,748,020

See accompanying notes and accountants’ report

Thanksgiving Coffee Company, Inc.

Balance Sheets

	December 31,
	2003	2002
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$346,264	$302,903
Notes payable - bank	246,319	92,800
Notes payable - other	9,566	53,906
Notes payable - shareholders	40,919	42,055
Capital lease obligations	20,853	15,290
Accrued liabilities	61,398	54,798

Total current liabilities	725,319	561,752

Long term debt
Notes payable - bank	145,313	185,600
Notes payable - other	13,646	23,211
Capital lease obligations	41,316	47,920

Total long term debt	200,275	256,731

Total liabilities	925,594	818,483

Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and oustanding	861,816	861,816
Additional paid in capital	24,600	24,600
Retained earnings (accumulated deficit)	(96,061)	43,121

Total shareholders’ equity	790,355	929,537

Total liabilities and shareholders’ equity	$1,715,949	$1,748,020

See accompanying notes and accountants’ report

Thanksgiving Coffee Company, Inc.

Statements of Operations

	For the Years ended December 31,
	2003	2002	2001
Income
Net sales	$4,741,877	$5,010,650	$5,169,674
Cost of sales	2,444,722	2,587,937	2,762,426

Gross profit	2,297,155	2,422,713	2,407,248

Operating expenses
Selling, general and administrative expenses	2,221,927	2,108,374	2,053,318
Depreciation and amortization	162,751	169,786	202,009

Total operating expenses	2,384,678	2,278,160	2,255,327

Operating income	(87,523)	144,553	151,921

Other income (expense)
Interest income	21	330	2,784
Covenant not to compete	(25,000)	—	—
Miscellaneous income (expense)	(5,945)	965	(8,271)
Gain on sale of equipment	—	628	1,523
Interest expense	(32,128)	(57,457)	(84,743)

Total other income (expense)	(63,052)	(55,534)	(88,707)

Income (loss) before income taxes and cumulative effect of a change in accounting principle	(150,575)	89,019	63,214
Income tax benefit	11,393	24,609	47,650
Cumulative effect of change in accounting principle	—	—	(2,013)

Net income (loss)	$(139,182)	$113,628	$108,851

Earnings (loss) per share (basic)	$(0.11)	$0.09	$0.09

Earnings (loss) per share (dilutive)	$(0.11)	$0.09	$0.09

See accompanying notes and accountants’ report

Thanksgiving Coffee Company, Inc.

Statements of Accumulated Deficit

	For the Years Ended December 31,
	2003	2002	2001
Retained earnings (deficit), beginning	$43,121	$(70,507)	$(179,358)
Net income (loss)	(139,182)	113,628	108,851

Retained earnings (accumulated deficit), ending	$(96,061)	$43,121	$(70,507)

See accompanying notes and accountants’ report

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

	For the Years ended December 31,
	2003	2002	2001
Operating activities
Net income (loss)	$(139,182)	$113,628	$108,851
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	177,009	191,185	224,818
Allowance for bad debts	12,077	974	3,019
Cumulative effect of change in accounting principle	—	—	2,013
Deferred income tax expense (benefit)	(12,193)	(25,409)	(48,450)
(Increase) decrease in:
Receivables	(42,196)	10,848	53,972
Inventories	(30,820)	592	124,398
Prepaid expenses	(11,751)	31,982	7,557
Deposits and other assets	(9,845)	3,647	836
Increase (decrease) in:
Accounts payable	43,361	(19,330)	(170,306)
Accrued liabilities	6,600	7,774	718

Net cash provided by (used in) operating activities	(6,940)	315,891	307,426

Investing activities
Purchases of property and equipment	(74,921)	(217,319)	(94,551)
Gain on sale of equipment	—	(628)	(1,523)
Proceeds from sale of equipment	—	2,389	3,167

Net cash used in investing activities	(74,921)	(215,558)	(92,907)

Financing activities
Payments from notes receivable	—	—	12,028
Proceeds from notes payable and capital leases	466,586	87,699	66,967
Repayments of notes payable and capital leases	(409,436)	(221,734)	(236,533)

Net cash provided by (used in) financing activities	57,150	(134,035)	(157,538)

Net increase (decrease) in cash	(24,711)	(33,702)	56,981
Cash at beginning of year	65,174	98,876	41,895

Cash at end of year	$40,463	$65,174	$98,876

See accompanying notes and accountants’ report

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

December 31, 2003 and 2002

1.	Summary of Significant Accounting Policies

Nature of Operations

Thanksgiving Coffee Company, Inc. (the Company), was incorporated in California in 1985. The Company purchases and roasts high-quality whole bean coffees and sells them to restaurants, grocery stores and other retail outlets. Additionally, the Company produces and sells a line of high-quality tea products under the trademark of Royal Gardens Tea Company. Products are sold through the Company’s distribution network in Northern California, nationally through common carriers selling direct, or through brokers and distributors. Distributors and retailers do not have the right to return products. The Company also sells coffee, tea and related specialty products through mail order and Internet sales on a nationwide basis. Additionally, the Company operates a sandwich and baked goods store in Mendocino, California.

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided on the straight-line and 150% declining balance methods over estimated useful lives of the assets. The following useful lives are used:

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

The Company adapted Emerging Issues Tax Force (EITF) No. 00-2, Accounting for Web Site Development Costs, in 2001. This accounting rule provides guidance regarding capitalization or expense of certain website development costs. Accordingly, website development costs incurred in the operation phase that will result in future added functionality are capitalized and expenditures for training, administration and maintenance of an existing website are expensed as incurred.

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

Goodwill and Other Intangible Assets

As of January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (FASB) No. 142, Goodwill and Other Intangibles. Goodwill is assigned to a specific reporting unit and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the reporting unit’s carrying amount is greater than its fair value. Intangible assets with definite lives are amortized over their useful economic lives. Financial condition and results of operations in accordance with FASB Statement No. 142 are reflected in the accompanying 2003 and 2002 financial statements.

Intangible assets are amortized over the following estimated useful lives using primarily straight-line basis.

Life in Years
Leasehold value	14
Trademarks	17
Refinance costs	5

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

Retirement Plan

In 2003 the Company converted their existing profit sharing plan into a 401(k) savings plan. The plan covers substantially all Company employees and allows pre-tax contributions through a salary deferral program. Employer contributions are on a discretionary basis with substantially all employees eligible for allocation of employer contributions. Employees are 100% vested in amounts they contribute and vest over years of service in employer contributions. No employer contributions to the profit sharing/401(k) plan were made for the years ended December 31, 2003, 2002 and 2001, respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

1.	Summary of Significant Accounting Policies (continued)

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company’s policy is that fully vested vacation is accrued at each quarter end. The accrued liability for vacation pay was $11,300 and $9,300 as of December 31, 2003 and 2002, respectively and such amounts are included in accrued liabilities. Carryover paid sick days are not available, nor ever considered vested.

Advertising

Advertising costs are expensed as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of mail order solicitation and catalog costs. For years ending December 31, 2003 and 2002 the Company did not engage in any direct response advertising that would require capitalization. Advertising costs charged to expense were $43,759, $14,907 and $26,413 for the years ended December 31, 2003, 2002 and 2001, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company adopted Securities and Exchange Commission Staff Accounting Bulletins No. 101 (“SAB101”). Revenue Recognition in Financial Statements in 2002, retroactive to November 1, 2000. No restatement of the consolidated financials was necessary since the financials were already in conformity with the revenue recognition principles and not material transactions were effected by this adoption.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

2.	Accounts Receivable

Accounts receivable consist of the following:

	2003	2002
Accounts receivable	$363,157	$317,693
Due from employees	1,005	4,273

	364,162	321,966
Less: Allowance for doubtful accounts	(21,110)	(9,033)

	$343,052	$312,933

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables. Bad debt expense for the years ended December 31, 2003, 2002 and 2001 was $24,508, $3,224 and $13,970, respectively. The adjustment to the allowance account for the years ended December 31, 2003 and 2002 was $12,077 and $974, respectively.

3.	Inventories

Inventories consist of the following:

	2003	2002
Coffee
Unroasted	$157,078	$112,237
Roasted	69,497	90,394
Tea	19,522	12,175
Packaging, supplies and other merchandise held for sale	163,601	164,072

Total inventories	$409,698	$378,878

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

4.	Property and Equipment

Property and equipment consist of the following:

	2003	2002
Equipment	$1,553,854	$1,562,635
Furniture and fixtures	294,411	287,653
Leasehold improvements	420,121	423,200
Transportation equipment	123,936	111,007
Marketing equipment	18,427	18,427
Capitalized website development costs	148,506	136,814
Property held under capital leases	105,343	88,699

Total property and equipment	2,664,598	2,628,435
Accumulated depreciation	(2,128,605)	(1,990,354)

Property and equipment, net	$535,993	$638,081

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $177,009, $185,628 and $210,880, respectively.

5.	Goodwill and Other Intangible Assets

As part of the adoption of Statement of Financial Accounting Standards (FASB) No. 142, Goodwill and Other Tangible Assets as of January 1, 2002, the Company no longer amortizes goodwill. The Company performed a test of impairment on goodwill which resulted in no impairment loss as of December 31, 2003 or 2002, respectively. Consequently, there was no change in the carrying value of goodwill in years ended December 31, 2003 or 2002.

Intangible assets subject to amortization consist of the following:

	2003	2002
Leasehold value	$67,000	$67,000
Trademarks	5,127	5,127
Refinance cost	4,500	2,500

Total intangible assets	76,627	74,627
Accumulated amortization	(38,339)	(31,377)

Intangible assets, net	$38,288	$43,250

Amortization expense for the years ended December 31, 2003, 2002 and 2001 was $6,962, $5,558 and $13,938, respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6.	Long Term Debt

	2003	2002
Notes Payable and Capital Lease Obligations
Note payable to Merrill Lynch, monthly installments of $4,687 plus interest at 3.3% over the one month LIBOR rate beginning August 1, 2003 (4.42% at December 31, 2003), final payment is due on July 1, 2007. The note payable and the Company’s credit line are collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee of up to $150,000 by Paul and Joan Katzeff.	$201,562	$—

Working capital line of credit ($200,000 maximum), payable to Merrill Lynch, interest only installments, at 3.3% over the one month LIBOR rate (4.42% at December 31, 2003), maturing June 30, 2004. The credit line and the Company’s note payable are collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee of up to $150,000 by Paul and Joan Katzeff.	190,070	—

Note payable to Wells Fargo Bank, monthly installments of $7,733 plus interest at 3% over prime rate beginning December 15, 2000 (7.25% at December 31, 2002), final payment is due on January 15, 2005. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. This note is personally guaranteed by the Company’s majority shareholder.	—	278,400

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996. The shareholders had subordinated this note to all other notes payable in 2002.	19,919	24,919

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6.	Long Term Debt (continued)

	2003	2002
Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of $1,649 including interest at 11.50%, with final payment due on November 17, 2003, unsecured.	$—	$17,136

Note payable to majority shareholders, Paul & Joan Katzeff, payable in six monthly installments of $4,000 each and a seventh payment of $1,000, plus interest at 10% per annum. Final payment is due on May 15, 2004.	21,000	—

Note payable to Laoma Yaski for the purchase of Mendocino Bakery, payable in monthly installments of $4,249, including interest at 10%, secured by property and equipment at the bakery, final payment due on November 14, 2003.	—	44,488

Note payable to Chase Manhattan Bank, payable in monthly installments of $324, including interest at 8.637%, secured by a vehicle, final payment due on October 26, 2004. The note is personally guaranteed by the Company's majority shareholders.	3,118	6,575

Note payable to Chase Manhattan Bank, payable in monthly installments of $304, including interest at 9.90% secured by vehicle, final payment due on November 16, 2005. The note is personally guaranteed by the Company's majority shareholders.	6,356	9,223

Note payable to Chrysler financing, payable in monthly installments of $335, including interest at 6.00% secured by vehicle, final payment due on October 30, 2007.	13,738	16,831

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6.	Long Term Debt (continued)

	2003	2002
Capital Lease Obligations
Note payable to Avaya Financial Services, payable in monthly installments of $372, including interest at 12.00%, secured by equipment, final payment due on June 12, 2007.	$12,677	$15,418

Note payable to Manifest Leasing, payable in monthly installments of $444, including interest at 12.909%, secured by equipment, final payment due March 2007.	14,249	—

Note payable to National Financial Services, payable in monthly installments of $1,414, including interest at 10.512%, secured by equipment, final payment due on May 10, 2006.	35,243	47,792

	417,932	460,782
Less current portion	(317,657)	(204,051)

Long term portion of notes payable	$200,275	$256,731

Interest paid for the years ended December 31, 2003, 2002 and 2001 was $32,128, $57,457 and $84,743, respectively.

As of December 31, 2003, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate are as follows:

Years Ending December 31,
2004	$317,657
2005	86,212
2006	74,607
2007	39,456
2008 and thereafter	—

$517,932

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7.	Income Taxes

The components of the provision for income tax (benefit) are as follows:

	2003	2002	2001
Current tax (expense) - state	$(800)	$(800)	$(800)
Deferred tax (expense) benefit
Federal	9,750	27,466	22,759
State	2,443	(2,057)	25,691

Total deferred tax benefit	12,193	25,409	48,450

Net benefit for income taxes	$11,393	$24,609	$47,650

A reconciliation of the Company’s income tax benefit rate to the U.S federal statutory rate is as follows:

	2003	2002	2001
Statutory income tax (expense) benefit rate	15.0%	(15.0)%	(15.0)%
Property and equipment differences	(2.1)%	3.9%	(13.2)%
Nondeductible expense	(1.4)%	(3.1)%	(3.5)%
Officers’ life insurance	(2.0)%	(3.4)%	(4.8)%
Net operating loss	0.0%	19.0%	41.2%
Net operating loss valuation adjustment	0.0%	27.8%	75.8%
Other	(2.0)%	(1.5)%	(5.2)%

Effective income tax benefit rate	7.5%	27.7%	75.3%

The primary components of temporary differences which give rise to the Company’s net deferred tax assets are as follows:

	2003	2002
Net operating loss and tax credit carryforwards	$93,700	$61,879
Depreciation and amortization	(15,500)	7,191
Other	5,400	2,337

Net deferred tax asset	$83,600	$71,407

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7.	Income Taxes (continued)

At December 31, 2003 the Company has available unused contributions, manufacturers investment credit, and net operating loss carryforwards that may provide future tax benefits and that expire as follows:

Federal

Years Ending December 31,	Contributions	Net Operating Loss	Total
2005	$12,067	$—	$12,067
2006	758	—	758
2008	3,767	—	3,767
2017	—	290,210	290,210
2018	—	128,576	128,576
2023	—	96,867	96,867

	$16,592	$515,653	$532,245

California

Years Ending December 31,	Manufacturers Investment Credit	Contributions	Net Operating Loss	Total
2004	$—	$—	$28,950	$28,950
2005	—	12,051	64,092	76,143
2006	5,609	—	—	5,609
2008	4,382	3,767	—	8,149
2009	306	—	—	306
2010	1,082	—	—	1,082
2011	1,892	—	—	1,892
2012	59	—	—	59
2013	—	—	49,041	49,041

	$13,330	$15,818	$142,083	$171,231

Income taxes paid for the years ended December 31, 2003, 2002 and 2001 were $800, $800 and $800, respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

8.	Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancelable operating leases with terms ranging from three to five years.

As of December 31, 2003, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate are:

Years Ending December 31,
2004	$54,924
2005	49,966
2006	35,617
2007	13,111
2008	1,590
Thereafter	—

$155,208

Total operating lease payments for the years ended December 31, 2003, 2002 and 2001 were $56,933, $60,337 and $77,567, respectively.

9.	Stock Option Purchase Plan

At the discretion of the Board of Directors, the Company has periodically granted stock options to employees. Outstanding options of 16,000 shares at December 31, 2002 were granted to a single former employee under an agreement amended in 1996. These options expired, unexercised, on December 31, 2003 and the Company has no future plans to offer stock option compensation to its employees or others. All of the 16,000 options outstanding were exercisable at an exercise price of $5.00 per share.

No options were granted during years ended December 31, 2003, 2002 and 2001, respectively, and, accordingly, pro-forma income statement presentation as required under FASB Statement No. 123, “Accounting for Stock-Based Compensation” is not applicable.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

10.	Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The lease provides for periodic cost of living increases during the term of the lease, including the option periods. The Company exercised an option to renew for one five-year term on March 31, 1995. The lease has been extended for successive one year terms since March 31, 2000. The Company continues to hold options to renew the lease for three successive five year renewal periods when the current one-year term expires on March 31, 2004. Rental expense under the lease was $103,200 for each of the years ended December 31, 2003, 2002 and 2001. The Company intends to exercise all options under the terms of this lease.

The Company also leases a bakery establishment in Mendocino, California and warehouse premises in Santa Rosa, California under operating leases expiring in 2011 and 2005, respectively.

Rental expense under these operating leases was $52,438, $50,552 and $48,966 for the years ended December 31, 2003, 2002 and 2001, respectively.

As of December 31, 2003, minimum future rental payments under non-cancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years Ending December 31,
2004	$157,645
2005	149,791
2006	151,110
2007	153,420
2008	78,450
Thereafter	158,025

$848,441

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

11.	Related Party Transactions

As of December 31, 2003, the Company has (i) one interest only note payable due on demand and (ii) a principal and interest note, in each case payable to Paul and Joan Katzeff (the Company’s majority shareholders). The Company also leases properties from its majority shareholders (see Note 11).

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Principal on notes	$26,136	$53,720	$44,941
Interest expense	$4,050	$7,583	$8,387
Rent expense	$103,200	$103,200	$103,200