Form 10QSB
period 2004-03-31
THANKSGIVING COFFEE CO INC
filed 2004-05-14
CIK 949852

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 12, 2004 there were 1,236,744 shares outstanding of common stock of the issuer.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

THANKSGIVING COFFEE COMPANY, INC.

Thanksgiving Coffee Company, Inc.

Unaudited Financial Statements

For the Three Months Ended March 31, 2004 and 2003

Thanksgiving Coffee Company, Inc.

Balance Sheets

Unaudited

	March 31,
	2004	2003
Assets
Current assets
Cash	$19,958	$77,422
Accounts receivable	294,465	288,981
Inventories	388,800	410,493
Prepaid expenses	21,867	20,198
Deferred tax asset	39,300	—

Total current assets	764,390	797,094

Property and equipment
Property and equipment	2,666,401	2,657,613
Accumulated depreciation	(2,097,027)	(2,034,401)

Total property and equipment	569,374	623,212

Other assets
Deposits and other assets	60,907	42,835
Goodwill	171,773	171,773
Other intangibles, net of amortization	38,034	41,820
Deferred tax asset	44,300	71,407

Total other assets	315,014	327,835

Total assets	$1,648,778	$1,748,141

See accompanying notes

Thanksgiving Coffee Company, Inc.

Balance Sheets

Unaudited

	March 31,
	2004	2003
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$337,718	$341,936
Notes payable - bank	252,406	69,600
Notes payable - other	8,654	39,890
Notes payable - shareholders	28,919	37,558
Capital lease obligations	28,486	14,201
Accrued liabilities	34,277	77,283

Total current liabilities	690,460	580,468

Long term debt
Notes payable - bank	131,250	185,600
Notes payable - other	12,081	23,212
Capital lease obligations	83,256	61,983

Total long term debt	226,587	270,795

Total liabilities	917,047	851,263

Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Retained earnings (accumulated deficit)	(154,685)	10,462

Total shareholders’ equity	731,731	896,878

Total liabilities and shareholders’ equity	$1,648,778	$1,748,141

See accompanying notes

Thanksgiving Coffee Company, Inc.

Statements of Operations

Unaudited

	For the Three Months Ended March 31,
	2004	2003
Income
Net sales	$1,095,269	$1,112,314
Cost of sales	570,687	553,282

Gross profit	524,582	559,032

Operating expenses
Selling, general and administrative expenses	541,653	543,509
Depreciation and amortization	33,652	40,128

Total operating expenses	575,305	583,637

Operating loss	(50,723)	(24,605)

Other income (expense)
Miscellaneous income (expense)	2,128	(412)
Loss on sale of equipment	(107)	—
Interest expense	(9,122)	(6,842)

Total other income (expense)	(7,101)	(7,254)

Loss before income taxes	(57,824)	(31,859)
Income tax expense	(800)	(800)

Net loss	$(58,624)	$(32,659)

Loss per share (basic)	$(0.047)	$(0.026)

Loss per share (dilutive)	$(0.047)	$(0.026)

See accompanying notes

Thanksgiving Coffee Company, Inc.

Statements of Retained Earnings and Accumulated Deficit

Unaudited

	For the Three Months Ended March 31,
	2004	2003
Retained earnings (deficit), beginning	$(96,061)	$43,121
Net loss	(58,624)	(32,659)

Retained earnings (accumulated deficit), ending	$(154,685)	$10,462

See accompanying notes

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

Unaudited

	For the Three Months Ended March 31,
	2004	2003
Operating activities
Net loss	$(58,624)	$(32,659)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	38,867	45,477
Allowance for bad debts	(739)	(799)
(Increase) decrease in:
Accounts receivable	38,752	24,751
Inventories	20,898	(31,615)
Prepaid expenses	18,836	8,754
Deposits and other assets	2,046	(5,263)
Increase (decrease) in:
Accounts payable	(8,546)	39,033
Accrued liabilities	(27,121)	22,485

Net cash provided by operating activities	24,369	70,164

Investing activities
Purchases of property and equipment	(72,093)	(29,179)
Loss on disposition of property and equipment	98	—

Net cash used in investing activities	(71,995)	(29,179)

Financing activities
Proceeds from notes payable and capital leases	60,845	16,644
Repayments of notes payable and capital leases	(33,724)	(45,381)

Net cash provided by (used in) financing activities	27,121	(28,737)

Net increase (decrease) in cash	(20,505)	12,248
Cash at January 1, 2004 and 2003	40,463	65,174

Cash at March 31, 2004 and 2003	$19,958	$77,422

See accompanying notes

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

March 31, 2004 and 2003

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

The Company adopted Emerging Issues Tax Force (EITF) No. 00-2, Accounting for Web Site Development Costs, in 2001. This accounting rule provides guidance regarding capitalization or expense of certain website development costs. Accordingly, website development costs incurred in the operation phase that will result in future added functionality are capitalized and expenditures for training, administration and maintenance of an existing website are expensed as incurred.

For income tax purposes, depreciation is computed using the accelerated cost recovery system and the modified cost recovery system.

Goodwill and Other Intangible Assets

As of January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (FASB) No. 142, Goodwill and Other Intangibles. Goodwill is assigned to a specific reporting unit and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the reporting unit’s carrying amount is greater than its fair value. Intangible assets with definite lives are amortized over their useful economic lives. Financial condition and results of operations in accordance with FASB Statement No. 142 are reflected in the accompanying March 31, 2004 financial statements.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets (continued)

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

Retirement Plan

In 2003 the Company converted their existing profit sharing plan into a 401(k) savings plan. The plan covers substantially all Company employees and allows pre-tax contributions through a salary deferral program. Employer contributions are on a discretionary basis with substantially all employees eligible for allocation of employer contributions. Employees are 100% vested in amounts they contribute and vest over years of service in employer contributions. No employer contributions to the profit sharing/401(k) plan were made for the three months ended March 31, 2004. No such contributions have been made to the plan in over ten years.

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company’s policy is that fully vested vacation is accrued at each quarter end. The accrued liability for vacation pay was $13,300 as of March 31, 2004 and such amounts are included in accrued liabilities. Carryover paid sick days are not available, nor ever considered vested.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Advertising

Advertising costs are expensed as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of mail order solicitation and catalog costs. For the three months ended March 31, 2004 the Company did not engage in any direct response advertising that would require capitalization. Advertising costs charged to expense were $9,622 for the three months ended March 31, 2004 and relate primarily to a retainer for the Company’s public relations firm.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company adopted Securities and Exchange Commission Staff Accounting Bulletins No. 101 (“SAB101”). Revenue Recognition in Financial Statements in 2002, retroactive to November 1, 2000. No restatement of the consolidated financials was necessary since the financials were already in conformity with the revenue recognition principles and no material transactions were effected by this adoption.

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

2. Accounts Receivable

Accounts receivable at March 31, 2004 consist of the following:

Accounts receivable	$303,918
Due from employees	345

304,263
Less: Allowance for doubtful accounts	(9,798)

$294,465

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

2. Accounts Receivable (continued)

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables. Bad debt expense for the three months ended March 31, 2004 was $739.

3. Inventories

Inventories at March 31, 2004 consist of the following:

Coffee
Unroasted	$101,011
Roasted	77,556
Tea	19,102
Packaging, supplies and other merchandise held for sale	191,131

Total inventory	$388,800

4. Property and Equipment

Property and equipment at March 31, 2004 consist of the following:

Equipment	$1,502,257
Furniture and fixtures	281,403
Leasehold improvements	377,565
Transportation equipment	128,246
Marketing equipment	24,077
Capitalized website development costs	148,506
Property held under capital leases	204,347

Total property and equipment	2,666,401
Accumulated depreciation	(2,097,027)

Property and equipment, net	$569,374

Depreciation expense for the three months ended March 31, 2004 was $38,614.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

5. Goodwill and Other Intangible Assets

As part of the adoption of Statement of Financial Accounting Standards (FASB) No. 142, Goodwill and Other Tangible Assets as of January 1, 2002, the Company no longer amortizes goodwill. The Company performed a test of impairment on goodwill which resulted in no impairment loss as of December 31, 2003. Consequently, there was no change in the carrying value of goodwill in the three months ended March 31, 2004.

Intangible assets subject to amortization consist as of March 31, 2004 of the following:

Leasehold value	$67,000
Trademarks	5,127
Refinance cost	4,500

Total intangible assets	76,627
Accumulated amortization	(38,593)

Intangible assets, net	$38,034

Amortization expense for the three months ended March 31, 2004 was $254.

6. Long Term Debt

Notes Payable and Capital Lease Obligations

Note payable to Merrill Lynch, monthly installments of $4,687 plus interest at 3.3% over the one month LIBOR rate beginning August 1, 2003 (4.39% at March 31, 2004), final payment is due on July 1, 2007. The note payable and the Company’s credit line are collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee of up to $150,000 by the Company’s majority shareholders.	$187,500

Working capital line of credit ($200,000 maximum), payable to Merrill Lynch, interest only installments, at 3.3% over the one month LIBOR rate (4.39% at March 31, 2004), maturing June 30, 2004. The credit line and the Company’s note payable are collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee of up to $150,000 by the Company’s majority shareholders.	196,156

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6. Long Term Debt (continued)

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996.	$19,919

Note payable to majority shareholders, Paul & Joan Katzeff, payable in six monthly installments of $4,000 each and a seventh payment of $1,000, plus interest at 10% per annum. Final payment is due on May 15, 2004.	9,000

Note payable to Chase Manhattan Bank, payable in monthly installments of $324, including interest at 8.637%, secured by a vehicle, final payment due on October 26, 2004. The note is personally guaranteed by the Company’s majority shareholders.	2,206

Note payable to Chase Manhattan Bank, payable in monthly installments of $304, including interest at 9.90% secured by vehicle, final payment due on November 16, 2005. The note is personally guaranteed by the Company’s majority shareholders.	5,594

Note payable to Chrysler financing, payable in monthly installments of $335, including interest at 6.00% secured by vehicle, final payment due on October 30, 2007.	12,935

Capital Lease Obligations

Note payable to Avaya Financial Services, payable in monthly installments of $372, including interest at 12.00%, secured by equipment, final payment due on June 12, 2007.	11,938

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6. Long Term Debt (continued)

Note payable to Manifest Leasing, payable in monthly installments of $444, including interest at 12.909%, secured by equipment, final payment due March 2007.	13,151

Note payable to National Financial Services, payable in monthly installments of $1,414, including interest at 10.512%, secured by equipment, final payment due on May 10, 2006.	31,895

Note payable to Nationwide Funding, LLC, payable in monthly installments of $1,354, including interest at 16.78%, secured by equipment, final payment due March 2009.	54,758

545,052
Less current portion	(318,465)

Long term portion of notes payable	$226,587

Interest paid for the three months ended March 31, 2004 was $9,122.

As of March 31, 2004, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate are as follows:

Years Ending December 31,
2004	$295,623
2005	94,862
2006	84,826
2007	51,528
2008 and thereafter	18,213

$545,052

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7. Income Taxes

The components of the provision for income tax as of March 31, 2004 are as follows:

Current tax (expense) - state	$(800)

A reconciliation of the Company’s income tax benefit rate to the U.S. federal statutory rate is as follows:

Statutory income tax (expense) benefit rate	15.0%
Property and equipment differences	(2.1)%
Nondeductible expense	(1.4)%
Officers’ life insurance	(2.0)%
Net operating loss	0.0%
Net operating loss valuation adjustment	0.0%
Other	(2.0)%

Effective income tax benefit rate	7.5%

The primary components of temporary differences which give rise to the Company’s net deferred tax assets are as follows:

Net operating loss and tax credit carryforwards	$93,700
Depreciation and amortization	(15,500)
Other	5,400

Net deferred tax asset	$83,600

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

Income taxes paid for the three months ended March 31, 2004 were $800.

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

$155,208

Total operating lease payments for the three months ended March 31, 2004 were $14,120.

9. Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The lease provides for periodic cost of living increases during the term of the lease, including the option periods. The Company exercised an option to renew for one five-year term on March 31, 1995. The lease has been extended for successive one year terms since March 31, 2000. The Company continues to hold options to renew the lease for three successive five year renewal periods. Rental expense under the lease was $25,800 for the three months ended March 31, 2004. The Company intends to exercise all options under the terms of this lease.

The Company also leases a bakery establishment in Mendocino, California and warehouse premises in Santa Rosa, California under operating leases expiring in 2011 and 2005, respectively. Rental expense under these operating leases was $13,567 for the three months ended March 31, 2004.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

9. Long Term Leases (continued)

As of December 31, 2003, minimum future rental payments under non-cancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years Ending December 31,
2004	$157,645
2005	149,791
2006	151,110
2007	153,420
2008	78,450
Thereafter	158,025

$848,441

10. Related Party Transactions

As of March 31, 2004, the Company has (i) one interest only note payable due on demand and (ii) a principal and interest note, in each case payable to Paul and Joan Katzeff (the Company’s majority shareholders). The Company also leases properties from its majority shareholders (see Note 9).

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the three months ended March 31, 2004 are as follows:

Principal on notes	$13,000
Interest expense	$1,116
Rent expense	$25,800

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

Summary

Sales of the Company have continued to erode over the last four years primarily due to declines in the distribution segment of the Company’s business. Additional competition, customers that have gone out of business, and customers that have begun roasting coffee beans for their own use has had a negative impact on the Company’s sales. The Company has tried a number of strategies that have not proven effective in abating these declines. Recently, it has changed its method of distribution, and is now using an independent distributor in a test region to determine if such method could stop the erosion of sales. If the Company cannot stop the decline in its sales volume, its business, results of operations and financial condition will be severely affected.

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

Three Months Ended March 31, 2004 Compared With Three Months Ended March 31, 2003

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$(17,045)	(1.5)%
Cost of Sales	$17,405	3.1%
Gross Margin	(2.40)%	(4.8)%
Selling, G&A Expense	$(1,856)	(.30)%
Deprec. And Amort.	$(6,476)	(16.14)%
Interest Expense	$2,280	33.30%
Net Income	$(25,965)	—

Consolidated net sales for the three months ended March 31, 2004 were $1,095,269 down 1.5% or more than $17,000 when compared with net sales of $1,112,314 for the same period in fiscal 2002.

Distribution revenues (e.g., revenues generated on our own truck distribution) declined by nearly $95,000 or 16% for the three month period ended March 31, 2004 when compared to the same period in fiscal 2003. The decline was a result of dropping two routes and replacing them with direct shipments and two distributors. The Company believes that a substantial portion of the decline is now reflected in the increase in the national segment of the Company’s business. The Company continues to test the concept of direct delivery and the use of distributors in its existing truck distribution.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) increased by $96,000 or 31% for the three month period ended March 31, 2004, when compared to the same period in fiscal 2003. This increase was a result of switching two routes from Company truck delivery to UPS and outside distributors.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) increased nearly $3,000 or 2.6%, for the three months ended March 31, 2004 when compared to the same period in fiscal 2003. The increase in revenue for mail order reflects the addition of the Company’s “Cornucopia” program, an extension of the mail order business that is designed to provide an avenue for non-profit organizations to raise money by selling the Company’s coffee to their constituency. This program was established during the third quarter of 2002. The traditional mail order catalog business was up $2,500 while Internet sales were up $8,000 or 15% for the quarter when compared to the same period last year. Some of the increase in the Internet sales reflects the migration of traditional mail order customers to the Company’s website and Internet store.

Sales attributable to operations of the Company’s bakery were down $17,000 for the three months ended March 31, 2004, or 11%, when compared to the same period in fiscal 2003. The decline in sales is a result of a closing of the operation for nearly a week in February to make needed improvements to the facility and closing earlier during the winter months to save labor and utility costs.

Consolidated cost of sales for the three months ended March 31, 2004 were $570,687, up 3.1% or $17,405 when compared with the cost of sales of $553,282 for the same period in fiscal 2003. This increase was a result of higher production wages of $7,000 and higher worker’s compensation and health care costs of $10,500.

Consolidated gross margin (gross profit as a percentage of net sales) for the three months ended March 31, 2004 was 47.90%, down 2.4% when compared with gross margin of 50.30% for the same period in fiscal 2003. Higher worker’s compensation and health care insurance costs as indicated above and slightly lower average selling prices for distributors as compared to selling prices on our own truck distribution resulted in lower gross margins.

Consolidated selling, general and administrative expenses were $541,653 for the three months ended March 31, 2004, a .30% decrease when compared with the selling, general and administrative expenses of $543,509 for the same period in fiscal 2003.

Depreciation and amortization expenses for the three months ended March 31, 2004 were $33,652, a decrease of nearly $6,500 or 16.14% when compared to depreciation and amortization expenses of $40,128 for the same period in fiscal 2003. Lower net property and equipments totals have resulted in lower depreciation amounts.

Interest expense for the three months ended March 31, 2004 was $9,122, over 33% increase or $2,280, when compared to interest of $6,842 for the same period in fiscal 2003. The increase in interest was a result of higher debt balances. In the first quarter of 2004, the balance was $545,052 compared to a balance of $432,044 for the same period in 2003.

As a result of the foregoing factors, the Company had a consolidated net loss of $58,624 for the three months ended March 31, 2004, compared to a $32,659 consolidated net loss for the same period in 2003. Because of the decline in sales and an increase in cost of sales as well as other factors noted herein, there are no assurances that the Company will be profitable in any future period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Company has working capital of $73,930 versus working capital of $216,626 as of March 31, 2003. This decrease in working capital is due to an increase in debt resulting from a drawing down of a line of credit of over $196,000 that is listed as a current liability.

Net cash provided by operating activities was $24,369 for the three months ended March 31, 2004, compared to $70,164 provided by operating activities for the three months ended March 31, 2003. The decline in net cash provided by operating activities in the first three months of 2004 was the result of a larger loss for the quarter, lower depreciation and amortization and lower current assets.

Cash used by investing activities was $71,995 for the three months ended March 31, 2004 compared to $29,179 for the same period in 2003. Capital additions for the first three months of 2004 include $10,000 for brewers and grinders, $18,000 for a portion-control filler, $30,000 for a new afterburner for the roaster, $8,000 for new label plates and artwork and $4,000 for signage for the company vans.

Net cash provided by financing activities for the three months ended March 31, 2004 was $27,121 compared to cash used by financing activities of $28,737 during the same period in 2003. The increase in cash provided by financing was a result of receiving funds for the increases in capital improvements noted above.

Because of the higher loss for the quarter in 2004 compared to last year and increased capital purchases cash at March 31, 2004 was $19,958 compared to cash at March 31, 2003 of $77,422.

In June 2003, the Company refinanced its debt with Wells Fargo by securing a term note with Merrill Lynch for $225,000. This note is payable over four years at 3.3% over LIBOR (London Interbank Offering Rate). At March 31, 2004 the rate was 4.4%. This note extended the period for repayment of the loan over four years rather than two and reduced the interest rate from 7.25% (3% over prime rate) to 4.4%. The cost of the loan facility was $2,000. In addition to the term loan, the Company negotiated a line of credit for $200,000. This line is renewable annually, with an interest rate of 3.3% above LIBOR at a cost of $2,000. At March 31, 2004, the credit line had a loan balance of $196,156. The Company’s accounts receivable, inventory, equipment, fixtures and improvements secure the borrowings. The Company’s majority shareholders have guaranteed $150,000 of the Merrill Lynch debt and the two vehicles related to the Chase Manhattan notes. (See Note 6 of Notes to the Financial Statements)

The Company has two notes payable to the majority shareholders, one that was due on demand after June 30, 1996 for $24,919, unsecured, and previously subordinated to Wells Fargo notes. The second is a note payable to the majority shareholders dated November 15, 2003 for $25,000 payable in monthly installments of $4,000, unsecured, due May 15, 2004. At March 31, 2004, the Company owes $19,919 and $9,000 respectively on the notes. (See Note 10 of Notes to the Financial statements)

At March 3, 2004, the Company had total borrowings of $545,052 including $383,656 owing to Merrill Lynch. This compares to total borrowings of $432,044 as of March 31, 2003, including $255,200 outstanding to Wells Fargo at that time.

For long term debt, see Note 6 and Note 12 of the Notes to Financial Statements. For operating leases, see Note 8 of the Notes to Financial Statements. For real estate leases, see Note 11 and Note 12 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$545,052	$295,623	$179,688	$69,741	$—
Operating Leases	155,208	54,924	85,583	14,701	—
Real Estate Leases	848,441	157,645	300,901	231,870	158,025

Total Cash Obligations	$1,548,701	$508,182	$566,172	$316,312	$158,025

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

RELATED PARTY TRANSACTIONS

From time to time, the Company enters into various transactions with its majority shareholders, Paul and Joan Katzeff. See note “10 — Related Party Transactions” in the Notes to the Financial Statements.

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

None

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

CONTROLS AND PROCEDURES

Management has performed, with the participation of the Company’s principal executive and principal financial officers, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004. Based upon this evaluation, management has concluded that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Management also has concluded that the Company’s controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding disclosures. Management also has evaluated, with the participation of the Company’s principal executive and principal financial officers, the Company’s internal controls over financial reporting and has concluded that no change in such controls occurred during the period from January 1, 2004 through March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II – Other Information

ITEM 1. LEGAL PROCEEDINGS

-None-

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

- None –

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- None –

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- None -

ITEM 5. OTHER INFORMATION

- None –

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

31.1	Rule 13a-15(e)/15d-15(e) Certification (Chief Executive Officer)

31.2	Rule 13a-15(e)/15d-15(e) Certification (President)

31.3	Rule 13a-15(e)/15d-15(e) Certification (Chief Financial Officer)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (President).

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

b.	Form 8-K

No reports on Form 8-K were filed during the period from January 1, 2004 through March 31, 2004

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date
/s/ Paul Katzeff	Chief Executive Officer	May 12, 2004
Paul Katzeff

/s/ Joan Katzeff	President	May 12, 2004
Joan Katzeff