Form 10QSB
period 2004-06-30
THANKSGIVING COFFEE CO INC
filed 2004-08-13
CIK 949852

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of August 12, 2004, there were 1,234,544 shares outstanding of common stock of the issuer.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

THANKSGIVING COFFEE COMPANY, INC.

Thanksgiving Coffee Company, Inc.

Balance Sheets

Unaudited

	June 30,
	2004	2003
Assets
Current assets
Cash	$29,569	$86,582
Accounts receivable	301,973	290,646

Inventory	385,403	440,883
Prepaid expenses	37,783	27,737
Deferred taxes	39,300	—

Total current assets	794,027	845,848

Property and equipment
Property and equipment	2,696,899	2,680,980
Accumulated depreciation	(2,134,198)	(2,079,232)

Total property and equipment	562,701	601,748

Other assets
Deposits and other assets	60,307	43,415
Goodwill	171,773	171,773
Other intangibles, net of amortization	37,781	41,154
Deferred tax asset	44,300	71,407

Total other assets	314,161	327,749

Total assets	$1,670,889	$1,775,345

See accompanying notes to Financial Statements

Thanksgiving Coffee Company, Inc.

Balance Sheets

Unaudited

	June 30,
	2004	2003
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$400,828	$371,335
Notes payable-bank, current portion	56,250	165,925
Notes payable-other, current portion	7,982	30,535
Notes payable-shareholders, current portion	19,919	32,931
Capital lease obligations, current portion	32,394	19,713
Merrill Lynch Credit Line	194,688
Accrued liabilities	57,611	46,070
Deferred income taxes	—	—

Total current liabilities	769,672	666,509

Long term debt
Notes payable-bank	117,187	168,750
Notes payable-other	10,226	18,207
Capitalized Leases	91,935	52,043
Notes payable-shareholders	—	—

Total long term debt	219,348	239,000

Total liabilities	989,020	905,509

Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,234,544 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Retained Earnings (Deficit)	(204,547)	(16,580)

Total shareholders’ equity	681,869	869,836

Total liabilities and shareholders’ equity	$1,670,889	$1,775,345

See accompanying notes to Financial Statements

Thanksgiving Coffee Company, Inc.

Statements of Income

Unaudited

	Three Month Period Ended June 30, 2004	Six Month Period Ended June 30, 2004	Three Month Period Ended June 30, 2003	Six Month Period Ended June 30, 2003

Income
Net sales	$1,151,982	$2,247,251	1,160,735	2,273,049
Cost of sales	652,490	1,223,177	591,123	1,144,405

Gross profit	499,492	1,024,074	569,612	1,125,644

Operating expenses
Selling, general and administrative expenses	506,922	1,048,575	543,694	1,087,203
Depreciation and amortization	32,290	65,942	42,209	82,337

Total operating expenses	539,212	1,114,517	585,903	1,169,540

Operating income (Loss)	(39,720)	(90,443)	(16,291)	(40,896)

Other income (expense)
Interest income	—	—	1,277	21
Miscellaneous expense	(1,591)	537	—	844
Gain	200	93	—	—
Interest expense	(8,751)	(17,874)	(12,028)	(18,870)

Total other income (expense)	(10,142)	(17,243)	(10,751)	(18,005)

Income (loss) before income taxes	(49,862)	(107,686)	(27,042)	(58,901)
Income tax expense	—	800	—	(800)

Net income (loss)	$(49,862)	$(108,486)	(27,042)	(59,701)

Earnings (loss) per share (basic)	$(0.040)	$(0.087)	(0.022)	(.004)

Earnings (loss) per share (dilutive)	$(0.040)	$(0.087)	(0.022)	(.004)

See accompanying notes to Financial Statements

Thanksgiving Coffee Company, Inc.

Statements of Accumulated Deficit

Unaudited

	June 30,
	2004	2003
Retained Earnings (Deficit), beginning of period	$(96,061)	$43,121
Net income (loss)	(108,486)	(59,701)

Accumulated deficit, end of period	$(204,547)	$(16,580)

See accompanying notes to Financial Statements

Thanksgiving Coffee Company, Inc.

Statement of Cash Flows

Unaudited

	Six Month Periods Ended June 30,
	2004	2003
Operating activities
Net income (loss)	$(108,486)	$(59,701)
Noncash items included in net income (loss)
Depreciation and amortization	65,942	90,974
Loss (gain) on sale of assets

Changes in operating assets and liabilities Receivables	30,505	22,287
Inventory	24,296	(62,005)
Prepaid expenses	2,920	1,215
Deposits and other assets	2,646	(5,843)

Deferred Income Taxes
Accounts payable	54,564	68,432
Accrued liabilities	(3,787)	(8,728)

Net cash provided by operating activities	68,600	46,631
Investing activities

Purchases of property and equipment	(92,237)	(52,544)
Unrealized Gain	93	—

Net cash used by investing activities	(92,144)	(52,544)

Financing activities
Proceeds from note payable	79,107	351,319
Repayments of notes payable and capital leases	(66,457)	(323,998)

Net cash used by financing activities	12,650	27,321
Net increase in cash	(10,894)	21,408
Cash, beginning of period	40,463	65,174

Cash, end of period	$29,569	$86,582

Supplemental disclosure of cash flow information:

Interest paid for the six months period ended June 30, 2004 and 2003 was $17,874 and $16,199, respectively.

Income taxes paid for the six month periods ended June 30, 2004 and 2003 were $800 and $800, respectively.

See accompanying notes to Financial Statements

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

June 30, 2004 and 2003

1. Summary of Significant Accounting Policies

Nature of Operations

Thanksgiving Coffee Company, Inc. (the Company) was incorporated in California in 1985. The Company purchases and roasts high-quality whole bean coffees and sells them to restaurants, grocery stores and other retail outlets. Additionally, the Company produces and sells a line of high-quality tea products under the trademark of Royal Gardens Tea Company. Products are sold through the Company’s distribution network in Northern California, nationally through common carriers selling direct, or through brokers and distributors. Distributors and retailers do not have the right to return products. The Company also sells coffee, tea and related specialty products through mail order and Internet sales on a nationwide basis. Additionally, the Company operates a sandwich and baked goods store in Mendocino, California.

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

Goodwill and Other Intangible Assets

As of January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (FASB) No. 142, Goodwill and Other Intangibles. Goodwill is assigned to a specific reporting unit and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the reporting unit’s carrying amount is greater than its fair value. Intangible assets with definite lives are amortized over their useful economic lives. Financial condition and results of operations in accordance with FASB Statement No. 142 are reflected in the accompanying June 30, 2004 financial statements.

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

Retirement Plan

In 2003, the Company converted its existing profit sharing plan into a 401(k) savings plan. The plan covers substantially all Company employees and allows pre-tax contributions through a salary deferral program. Employer contributions are on a discretionary basis with substantially all employees eligible for allocation of employer contributions. Employees are 100% vested in amounts they contribute and vest over years of service in employer contributions. No employer contributions to the 401(k) plan were made for the six months ended June 30, 2004.

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company’s policy is that fully vested vacation is accrued at each quarter end. The accrued liability for vacation pay was $7,200 as of June 30, 2004 and such amount is included in accrued liabilities. Carryover paid sick days are not available, nor ever considered vested.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Advertising

Advertising costs are expensed as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of mail order solicitation and catalog costs. For the six months ended June 30, 2004 the Company did not engage in any direct response advertising that would require capitalization. Advertising costs charged to expense were $15,345 for the six months ended June 30, 2004 which relate primarily to a retainer paid to the Company’s public relations firm.

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

2. Accounts Receivable

Accounts receivable at June 30, 2004 consisted of the following:

Accounts receivable	$311,354
Due from employees	63

311,417
Less: Allowance for doubtful accounts	(9,444)

$301,973

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

2. Accounts Receivable (continued)

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables. Net bad debt recovery for the six months ended June 30, 2004 was $1,093.

3. Inventories

Inventories at June 30, 2004 consisted of the following:

Coffee
Unroasted	$79,741
Roasted	88,490
Tea	16,529
Packaging, supplies and other merchandise held for sale	200,642

Total inventory	$385,402

4. Property and Equipment

Property and equipment at June 30, 2004 consisted of the following:

Equipment	$1,506,970
Furniture and fixtures	281,403
Leasehold improvements	421,811
Transportation equipment	130,146
Marketing equipment	28,232
Capitalized website development costs	148,506
Property held under capital leases	179,831

Total property and equipment	2,696,899
Accumulated depreciation	(2,134,198)

Property and equipment, net	$562,701

Depreciation expense for the six months ended June 30, 2004 was $65,435.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

5. Goodwill and Other Intangible Assets

As part of the adoption of Statement of Financial Accounting Standards (FASB) No. 142, Goodwill and Other Tangible Assets, as of January 1, 2002, the Company no longer amortizes goodwill. The Company performed a test of impairment on goodwill which resulted in no impairment loss as of December 31, 2003. Consequently, there was no change in the carrying value of goodwill in the six months ended June 30, 2004.

Intangible assets subject to amortization consisted as of June 30, 2004 of the following:

Leasehold value	$67,000
Trademarks	5,127
Refinance cost	4,500

Total intangible assets	76,627
Accumulated amortization	(38,846)

Intangible assets, net	$37,781

Amortization expense for the six months ended June 30, 2004 was $507.

6. Long Term Debt

Note Payable and Capital Lease Obligations
Note payable to Merrill Lynch, monthly installments of $4,687 plus interest at 3.3% over the one month LIBOR rate beginning August 1, 2003 (4.66% at June 30, 2004), final payment is due on July 1, 2007. The note payable and the Company’s credit line are collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee of up to $150,000 by the Company’s majority shareholders.	$173,438

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6. Long Term Debt (continued)

Notes Payable and Capital Lease Obligations (continued)
Working capital line of credit ($200,000 maximum), payable to Merrill Lynch, interest only installments, at 3.3% over the one month LIBOR rate (4.66% at June 30, 2004), maturing July 31, 2004. The credit line and the Company’s note payable are collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee of up to $150,000 by the Company’s majority shareholders.	$194,688

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996.	19,919

Note payable to Chase Manhattan Bank, payable in monthly installments of $324, including interest at 8.637%, secured by a vehicle, final payment due on October 26, 2004. The note is personally guaranteed by the Company’s majority shareholders.	1,274

Note payable to Chase Manhattan Bank, payable in monthly installments of $304, including interest at 9.90% secured by vehicle, final payment due on November 16, 2005. The note is personally guaranteed by the Company’s majority shareholders.	4,814

Note payable to Chrysler financing, payable in monthly installments of $335, including interest at 6.00% secured by vehicle, final payment due on October 30, 2007.	12,119

Capital Lease Obligations

Note payable to National Financial Services, payable in monthly installments of $1,414, including interest at 10.512%, secured by equipment, final payment due on May 10, 2006.	28,458

Note payable to Manifest Leasing, payable in monthly installments of $444, including interest at 12.909% secured by equipment, final payment due March 1, 2007.	12,209

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6. Long Term Debt (continued)

Capital Lease Obligations (continued)
Note payable to Avaya Financial Services, payable in monthly installments of $372, including interest at 12.00%, secured by equipment, final payment due on June 12, 2007.	$11,177

Note payable to Nationwide Funding, LLC, payable in monthly installments of $1,354.53, including interest at 16.78%, secured by equipment, final payment due on March 1, 2009.	52,967

Note payable to Nationwide Funding, LLC payable in monthly installments of $462, including interest at 14.237%, secured by equipment, final payment due on May 22, 2009.	19,518

530,581
Less current portion	(311,233)

Long term portion of notes payable	$219,348

Interest paid for the six months ended June 30, 2004 was $17,874.

As of June 30, 2004, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Years Ending December 31,
2004	$263,244
2005	98,029
2006	88,475
2007	55,546
2008 and thereafter	25,287

$530,581

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7. Income Taxes

The components of the provision for income tax as of June 30, 2004 were as follows:

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7. Income Taxes (continued)

At December 31, 2003 the Company had available unused contributions, manufacturers investment credit, and net operating loss carryforwards that may provide future tax benefits and that expire as follows:

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

Income taxes paid for the six months ended June 30, 2004 were $800.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

8. Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancelable operating leases with terms ranging from five to six years.

As of December 31, 2003, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate are:

Years Ending December 31,
2004	$54,924
2005	49,966
2006	35,617
2007	13,111
2008	1,590
Thereafter	—

$155,208

Total operating lease payments for the six months ended June 30, 2004 were $28,241.

9. Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The lease provides for periodic cost of living increases during the term of the lease, including the option periods. The Company exercised an option to renew for one five-year term on March 31, 1995. The lease has been extended for successive one year terms since March 31, 2000. The Company continues to hold options to renew the lease for three successive five year renewal periods. Rental expense under the lease was $51,600 for the six months ended June 30, 2004. The Company intends to exercise all options under the terms of this lease.

The Company also leases a bakery establishment in Mendocino, California and warehouse premises in Santa Rosa, California under operating leases expiring in 2011 and 2005, respectively. Rental expense under these operating leases was $26,437 for the six months ended June 30, 2004.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

9. Long Term Leases (continued)

As of December 31, 2003, minimum future rental payments under non-cancelable facilities operating leases for each of the next five years and in the aggregate were as follows:

Years Ending December 31,
2004	$157,645
2005	149,791
2006	151,110
2007	153,420
2008	78,450
Thereafter	158,025

$848,441

10. Related Party Transactions

As of June 30, 2004, the Company has one interest only note payable due on demand to Paul and Joan Katzeff (the Company’s majority shareholders). The Company also leases properties from its majority shareholders (see Note 9).

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the six months ended June 30, 2004 was as follows:

Principle on notes	$21,000
Interest expense	$1,750
Rent expense	$51,600

THANKSGIVING COFFEE COMPANY, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These statements relate to, among other things, sources of liquidity and capital (see Liquidity and Capital Resources). Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green beans, increased competition within the Company’s businesses, variances from budgeted sales mix and growth rate, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement its business plan, including without limitation the ability to obtain credit on favorable terms, natural disasters, civil unrest in countries which produce coffee and tea, weather and other risks identified herein. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this Quarterly Report on Form 10-QSB.

SUMMARY

Sales of the Company have eroded over the last four years due to increased competition, customer attrition and customers roasting green beans for their own use. The Company has made several changes during the year in the hope of reversing this negative trend. The Company has gone from its own route distribution to outside distributors and direct shipment to customers. This has reduced costs and the distributors have begun to add customers. The Company has recently acquired a number of new locations from a major California retailer that we believe will make the Company’s product available in more locations. These potential new locations will be serviced by an outside distributor. The Company’s Internet sales and mail order business are up this year because of increased interest in the Company’s new products such as Gorilla Fund coffee. This product has been promoted in partnership with the Dian Fosse Gorilla Fund International, Inc. The product was featured recently in a New York Times article. The Company has also received recognition by Coffee Review for its outstanding tasting Nicaraguan coffees. There can be no assurances, however, that any of these programs or publicity will yield any increase whether short term or sustained in sales of the Company.

The Company has enjoyed favorable margins during the last four years because of the decline in the price of green beans. Although the Company pays substantially more for its product than the market price, because of quality, organic nature of many of its lines and the fact that it uses fair-traded coffees, it still has purchased green beans at lower prices than it has purchased in past years. During the last quarter, the cost of green beans has begun to rise along with other costs of doing business. The Company has implemented a price increase that will become effective in August of 2004. To date, the increase has not caused any customer to drop the company’s products and its major national retailer has continued to purchase at historical levels. There can be no assurances that the price increase will not have a negative effect on volume or that further increases in green bean prices as a consequence of inclement weather in a major producing area or any other event that effects coffee pricing will not reduce the Company’s margins.

The Company is in negotiations with Merrill Lynch to replace its line of credit that terminates as of July 30, 2004 with a term loan. If these negotiations are not successful or the Company cannot find another lender to refinance the Merrill Lynch debt, the stability of the Company’s business would be in question.

Three Months Ended June 30, 2004 Compared With Three Months Ended June 30, 2003

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$(8,753)	(.8)%
Cost of Sales	$61,367	10.4%
Gross Margin	(5.27)%	(11.3)%
Selling, G&A Expense	$(36,772)	(6.8)%
Depreciation And Amortization	$(9,919)	(23.5)%
Interest Expense	$(3,277)	(37.3)%
Net Income(Loss)	$(22,820)

Consolidated net sales for the three months ended June 30, 2004 were $1,151,982, down .8% or $8,753 when compared with net sales of $1,160,735 for the same period in fiscal 2003.

Distribution revenues (e.g., revenues generated on our own truck distribution) were down $100,000, or 20%, for the three month period ended June 30, 2004 when compared with the same period in fiscal 2003. This decline was a result of dropping two routes and replacing them with direct shipments and two distributors. The Company believes that a substantial portion of the decline is now offset by in the increase in the Company’s national revenues. The Company continues to test the concept of direct delivery and the use of distributors in its existing truck distribution.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were up $90,000, or 24%, when compared to sales for the same period in 2003. The increase was attributable to switching two routes from Company truck delivery to UPS and outside distributors. The Company believes that the increase in the national revenues did not equal the decline in distribution revenues because of a decrease in sales for the quarter of the Company’s specialty Song Bird products sold primarily in bird stores.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) increased nearly $5,000 or 6.7%, for the three months ended June 30, 2004 when compared to the same period in 2003. The increase in revenue for mail order reflects the addition of the Company’s “Cornucopia” program, an extension of the existing mail order business that is designed to provide an avenue for non-profit organizations to raise money by selling the Company’s coffee to their constituencies. The traditional mail order catalog business was up $5,000 while Internet sales were up $8,000 or 18% for the quarter when compared to the same period last year. Some of the increase in the Internet sales reflects the ongoing migration of traditional mail order customers to the Company’s website and Internet store.

Consolidated cost of sales for the three months ended June 30, 2004 were $652,490, up 10.4% when compared with the cost of sales of $591,123 for the same period in 2003. This increase was a result of an increase in green bean prices of 6.3% or $48,000 for the quarter and increase in worker’s compensation and health insurance of $12,000.

Consolidated gross margin (gross profit as a percentage of net sales) for the three months ended June 30, 2004 was 43.8%, down 5.27% when compared with gross margin of 49.07% for the same period in 2003. Higher per pound green bean costs together with higher benefits insurance costs resulted in lower gross margins. There can be no assurances that the Company will be able to obtain lower per pound bean costs or insurance costs in the future.

Consolidated selling, general and administrative expenses were $506,922 for the three months ended June 30, 2004, a 6.8% decrease when compared with the selling, general and administrative expenses of $543,694 for the same period in 2003. The decrease was due to a $9,000 reduction in bad debt expense because of fewer write-offs and a reduction in route expenses of $28,000 because of the previously discussed changes in our methods of distribution.

Depreciation and amortization expenses for the three months ended June 30, 2004 were $32,290, a 23.5% reduction, or nearly $10,000, when compared to depreciation and amortization expenses of $42,209 for the same period in 2003. The decline was a result of fewer depreciable assets when compared to the same quarter last year.

Interest expense for the three months ended June 30, 2004 was $8,751, a 37.3% decline from interest of $12,028 for the same period in 2003. The decrease in interest was a result of lower interest rates. The interest rates due Merrill Lynch were over 3% less than the rates charged by Wells Fargo the same period in 2003.

As a result of the foregoing factors, the Company had a consolidated net loss of $49,862 for the three months ended June 30, 2004, compared to a $27,042 consolidated net loss for the same period in 2003. Because of the increase in per pound bean costs as well as other factors noted herein, there can be no assurances that the Company will be profitable in any future period.

Six Months Ended June 30, 2004 Compared With Six Months Ended June 30, 2003

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$(25,798)	(1.1)%
Cost of Sales	$78,772	6.9%
Gross Margin	(3.71)%	(7.5)%
Selling, G&A Expense	$(38,628)	(3.6)%
Depreciation And Amortization	$(16,395)	(20)%
Interest Expense	$(997)	(5.3)%
Net Income (Loss)	$(48,785)

Consolidated net sales for the six months ended June 30, 2004 were $2,247,251 down 1.1% or nearly $26,000 when compared with net sales of $2,273,049 for the same period in 2003.

Distribution revenues (e.g., revenues generated on our own truck distribution) declined by $200,000, or 17%, when compared to the same period during 2003. As noted above, this was a result of dropping two routes and replacing them with direct shipments and two distributors. The increase in national revenues reflects this change in the distribution method.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) increased by $190,000, or 26%, when compared to the same period in 2003. This increase is a result of switching two routes from Company truck delivery to UPS and outside distributors. The shortfall between the decrease in route distribution and the increase in national revenues reflect the previously-mentioned drop in sales in bird stores.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) increased nearly $8,000 or 4.2 % for the six months ended June 30, 2004 when compared to the same period in 2003. The increase in revenue for mail order reflects the addition of the Company’s “Cornucopia” program, an extension of the mail order business that is designed to provide an avenue for non-profit organizations to raise money by selling the Company’s coffee to their constituency. The traditional mail order catalog business was up

$7,500 while Internet sales were up nearly $16,000 or 17.6% for the six months compared to the same period last year. Some of the increase in the Internet sales reflects the ongoing migration of traditional mail order customers to the Company’s website and Internet store.

Sales attributable to the Company’s bakery were down $20,000 for the six months ended June 30, 2004 or 5% when compared to the same period in 2003. The bakery was closed this spring for repairs for nearly a full week, resulting in lower sales than the previous year.

Consolidated cost of sales for the six months ended June 30, 2004 were $1,223,177, up 6.9%, or more than $78,000 when compared with the cost of sales of $1,144,405 for the same period in 2003. The increase was a result of higher per pound bean cost of $50,000, an increase in worker’s compensation of $15,000 and an increase in health insurance costs of $10,000.

Consolidated gross margin (gross profit as a percentage of net sales) for the six months ended June 30, 2004 was 45.81%, a decrease of 7.5 % when compared with gross margin of 49.52% for the same period in 2003. The decrease in gross margin was a result of the previously mentioned increases in the per pound price of green beans and higher insurance costs.

Consolidated selling, general and administrative expenses were $1,048,575 for the six months ended June 30, 2004, a 3.6% decrease, or nearly $39,000, when compared with selling, general and administrative expenses of $1,087,203 for the same period in 2003. Lower bad debt expense of $9,000 and lower route costs of $28,000 resulted in the lower selling, general and administrative expenses in 2004.

Depreciation and amortization expenses for the six months ended June 30,2004 were $65,942, a decrease of 20%, or over $16,000, when compared with depreciation and amortization expenses of $82,337 for the same period in 2003. The decrease in depreciation and amortization was a result of a decline in depreciable assets of the Company when compared to the same period last year.

Interest expense for the six moths ended June 30, 2004 was $17,873 nearly a 5% drop, or nearly $1,000. This decline was a result of lower interest costs offset somewhat by higher borrowings. At June 30, 2004, total borrowings were $530,581, versus borrowings at the same time in 2003 of $488,104.

As a result of the foregoing factors, the Company had a consolidated net loss of $108,486 for the six months ended June 30, 2004, compared to a consolidated net loss of $59,701 for the same period in 2003. Because of the decline in gross margin, as well as other factors noted herein, there can be no assurances that the Company will be profitable in any future period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Company had working capital of $24,355 versus working capital of $179,339 as of June 30, 2003. This decrease in working capital is due to an increase in debt initiated in June 2003 by the addition of a working capital line of credit.

Net cash provided by operating activities was $68,600 for the six months ended June 30, 2004 compared to $46,631 provided by operating activities for the six months ended June 30, 2003. The increase in net cash provided by operating activities in the first six months of 2004 was the result of a larger loss this year compared to the same period in fiscal 2003 of nearly $48,000 and offset by lower inventories of nearly $25,000 and receivables of nearly $31,000 as well as an increase in payables of nearly $55,000.

Cash used by investing activities was $92,144 for the six months ended June 30, 2004 compared to $52,544 used in the same period in 2003. Capital additions for the first six months of 2004 include $20,000 for brewers and grinders, $50,000 for a new after burner to control emissions from the Company’s coffee bean roaster and $20,000 on a portion control packing machine that will allow the company to pack office coffee product and sample sizes.

Net cash provided by financing activities for the six months ended June 30, 2004 was $12,650 compared to cash provided of $27,321 during the same period in 2003. The cash provided during this year was a result of adding additional financing for equipment higher than debt repayment (See below and Note 6 of Notes to Financial Statements).

Because of higher investing activities plus lower cash generated by the operating loss and a lower cash balance at January 1, 2004, cash at June 30, 2004 was $29,569 compared to cash at June 30, 2003 of $86,582.

In June 2003, the Company refinanced its debt with Well Fargo by securing a term note with Merrill Lynch for $225,000. This note is payable over four years at 3.3% over the LIBOR (London Interbank Offering Rate) rate. At June 30, 2004 the rate was 4.66%. This note extended the period for repayment of the loan over four years rather than two and reduced the interest rate from 7.25% (3% over prime rate) to 4.66%. The cost of the loan facility was $2,000. In addition to the term loan, the Company negotiated a line of credit for $200,000. This line is renewable annually, with an interest rate of 3.3% above the LIBOR rate at a cost of $2,000. At June 30, 2004, the credit line had a loan balance of $194,688. Merrill Lynch has decided not to extend the credit line beyond its current renewal term that terminates July 31, 2004. The Company is in negotiations with Merrill Lynch to replace the credit line with a term note. The Company’s accounts receivable, inventory, equipment, fixtures and improvements secure the borrowings. The Company’s majority shareholders have guaranteed $150,000 of the debt and the two vehicle related Chase Manhattan notes (See Note 6 of Notes to the Financial Statements).

The Company had a loan outstanding for $19,919 at June 30, 2004, payable to the majority shareholders Joan and Paul Katzeff in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996.

At June 30, 2004, the Company had total borrowings of $530,581 including $368,125 owing to Merrill Lynch. This compares to total borrowings of $488,104 as of June 30, 2003, including $334,675 outstanding to Merrill Lynch at that time.

For long term debt, see Note 6 and Note 12 of the Notes to Financial Statements. For operating leases, see Note 8 of the Notes to Financial Statements. For real estate leases, see Note 11 and Note 12 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$530,581	$263,244	$186,504	$80,833	$—

Operating Leases	155,208	54,924	85,583	14,701

Real Estate Leases	848,441	157,645	300,901	231,870	158,025

Total Cash Obligations	$1,534,230	$475,813	$572,988	$327,404	$158,025

The Company is in negotiations with Merrill Lynch to replace its line of credit that terminates as of July 31, 2004 with a term loan. If these negotiations are not successful or the Company cannot find another lender to refinance the Merrill Lynch debt, the stability of the Company’s business would be in question.

The Company is dependent on successfully executing its business plan to achieve profitable operations, obtaining additional sources of borrowings (including normal trade credit) and securing favorable financing arrangements (including lease financing) to finance its working capital needs. There can be no assurance that the Company will be successful in this regard. If the Company is not able to meet its credit obligations the stability of the Company’s business would be in question.

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

CONTROLS AND PROCEDURES

Management has performed, with the participation of the Company’s principal executive and principal financial officers, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as June 30, 2004. Based upon this evaluation, management has concluded that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Management also has concluded that the

Company’s controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding disclosures. Management also has evaluated, with the participation of the Company’s principal executive and principal financial officers, the Company’s internal controls over financial reporting and has concluded that no change in such controls occurred during the period from April 1, 2004 through June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II – Other Information

ITEM 1. LEGAL PROCEEDINGS

-None-

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

- None –

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- None –

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- None -

ITEM 5. OTHER INFORMATION

- None –

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification pursuant to Rule 13a-14 (a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (President)

31.3	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (Chief Financial Officer)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (President).

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

b.	Form 8-K

No reports on Form 8-K were filed during the quarterly period ended June 30, 2004

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date
	Chief Executive Officer	August 12, 2004
/s/ Paul Katzeff
Paul Katzeff

	President	August 12, 2004
/s/ Joan Katzeff
Joan Katzeff