Form 10QSB
period 2004-09-30
THANKSGIVING COFFEE CO INC
filed 2004-11-12
CIK 949852

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 12, 2004, there were 1,234,544 shares outstanding of common stock of the issuer.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

THANKSGIVING COFFEE COMPANY, INC.

Thanksgiving Coffee Company, Inc.

Balance Sheets

Unaudited

	September 30,
	2004	2003
Assets
Current assets
Cash	$17,732	$73,120
Accounts receivable	288,984	270,508
Inventories	409,355	1,803
Prepaid expenses	44,427	440,408
Deferred tax asset	39,300	59,129

Total current assets	799,798	844,968

Property and equipment
Property and equipment	2,708,508	2,704,992
Accumulated depreciation	(2,171,252)	(2,124,678)

Total property and equipment	537,256	580,314

Other assets
Deposits and other assets	60,695	43,402
Goodwill	171,773	171,773
Other intangibles, net of amortization	37,528	39,747
Deferred tax asset	44,300	46,333

Total other assets	314,296	301,255

Total assets	$1,651,350	$1,726,537

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Balance Sheets

Unaudited

	September 30,
	2004	2003
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$391,466	$340,868
Line of credit - Merrill Lynch	186,760	139,019
Notes payable - Merrill Lynch	56,250	56,250
Notes payable - other	7,463	8,394
Notes payable - shareholders	19,919	25,169
Capital lease obligations	34,003	33,897
Accrued liabilities	29,194	75,255

Total current liabilities	725,055	678,852

Long term debt
Notes payable - Merrill Lynch	103,125	159,375
Notes payable - other	8,165	—
Capital lease obligations	82,477	58,770

Total long term debt	193,767	218,145

Total liabilities	918,822	896,997

Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(153,888)	(56,876)

Total shareholders’ equity	732,528	829,540

Total liabilities and shareholders’ equity	$1,651,350	$1,726,537

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Operations

Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Income
Net sales	$1,295,645	$1,161,074	$3,542,896	$3,434,123
Cost of sales	704,528	594,716	1,927,705	1,739,121

Gross profit	591,117	566,358	1,615,191	1,695,002

Operating expenses
Selling, general and administrative expenses	501,732	556,573	1,550,307	1,643,776
Depreciation and amortization	31,949	41,582	97,891	123,919

Total operating expenses	533,681	598,155	1,648,198	1,767,695

Operating Income (loss)	57,436	(31,797)	(33,007)	(72,693)

Other income (expense)
Interest income	—	—	—	21
Miscellaneous income (expense)	1,810	773	2,347	1,617
Gain on sale of equipment	—	—	93	—
Interest expense	(8,587)	(9,272)	(26,460)	(28,142)

Total other income (expense)	(6,777)	(8,499)	(24,020)	(26,504)

Income (Loss) before income taxes	50,659	(40,296)	(57,027)	(99,197)
Income tax expense	—	—	(800)	(800)

Net income (loss)	$50,659	$(40,296)	$(57,827)	$(99,997)

Earnings (Loss) per share (basic)	$0.041	$(0.033)	$(0.047)	$(0.081)

Earnings (Loss) per share (dilutive)	$0.041	$(0.033)	$(0.047)	$(0.081)

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Accumulated Deficit

Unaudited

	September 30,
	2004	2003
Retained earnings (deficit), beginning of period	$(96,061)	$43,121
Net loss	(57,827)	(99,997)

Accumulated deficit, end of period	$(153,888)	$(56,876)

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

Unaudited

	For the Nine Months Ended September 30,
	2004	2003
Operating activities
Net loss	$(57,827)	$(99,997)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	113,599	139,827
(Increase) decrease in:
Receivables	54,068	40,622
Inventories	343	(61,530)
Prepaid expenses	5,083	(30,177)
Deposits and other assets	2,258	(5,830)
Deferred income taxes	—	25,074
Increase (decrease) in:
Accounts payable	43,864	37,964
Accrued liabilities	(34,174)	20,456

Net cash provided by operating activities	127,214	66,409

Investing activities
Purchases of property and equipment	(107,942)	(76,554)
Proceeds from sale of equipment/disposal	(22,233)	—
Loan fees - intangibles	—	(2,000)

Net cash used in investing activities	(130,175)	(78,554)

Financing activities
Proceeds from notes payable and capital leases	79,107	380,662
Repayments of notes payable and capital leases	(98,877)	(360,571)

Net cash provided by financing activities	(19,770)	20,091

Net increase (decrease) in cash	(22,731)	7,946
Cash at beginning of period	40,463	65,174

Cash at end of period	$17,732	$73,120

Supplemental disclosure of cash flow information:

Interest paid for the nine month periods ended September 30, 2004 and 2003 was $33,004 and $28,142 respectively.

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

September 30, 2004 and 2003

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

Goodwill and Other Intangible Assets

As of January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (FASB) No. 142, Goodwill and Other Intangibles. Goodwill is assigned to a specific reporting unit and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the reporting unit’s carrying amount is greater than its fair value. Intangible assets with definite lives are amortized over their useful economic lives. Financial condition and results of operations in accordance with FASB Statement No. 142 are reflected in the accompanying September 30, 2004 financial statements.

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

Retirement Plan

In 2003, the Company converted its existing profit sharing plan into a 401(k) savings plan. The plan covers substantially all Company employees and allows pre-tax contributions through a salary deferral program. Employer contributions are on a discretionary basis with substantially all employees eligible for allocation of employer contributions. Employees are 100% vested in amounts they contribute and vest over years of service in employer contributions. No employer contributions to the 401(k) plan have ever been made.

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company’s policy is that fully vested vacation is accrued at each quarter end. The accrued liability for vacation pay was $1,200 as of September 30, 2004 and such amount is included in accrued liabilities. Carryover paid sick days are not available, nor ever considered vested.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Advertising

Advertising costs are expensed as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of mail order solicitation and catalog costs. For the nine months ended September 30, 2004 the Company did not engage in any direct response advertising that would require capitalization. Advertising costs charged to expense were $21,141 for the nine months ended September 30, 2004 and encompass primarily a retainer paid to the Company’s public relations firm.

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

2. Accounts Receivable

Accounts receivable at September 30, 2004 consisted of the following:

Accounts receivable	$296,054
Due from employees	62

296,116
Less: Allowance for doubtful accounts	(7,132)

$288,984

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

2. Accounts Receivable (continued)

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables. Net bad debt recovery for the nine months ended September 30, 2004 was $3,396.

3. Inventories

Inventories at September 30, 2004 consisted of the following:

Coffee
Unroasted	$107,748
Roasted	92,174
Tea	16,091
Packaging, supplies and other merchandise held for sale	193,342

Total inventory	$409,355

4. Property and Equipment

Property and equipment at September 30, 2004 consisted of the following:

Equipment	$1,517,775
Furniture and fixtures	282,207
Leasehold improvements	421,811
Transportation equipment	130,146
Marketing equipment	162,661
Capitalized website development costs	14,077
Property held under capital leases	179,831

Total property and equipment	2,708,508
Accumulated depreciation	(2,171,252)

Property and equipment, net	$537,256

Depreciation expense for the nine months ended September 30, 2004 was $112,839.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

5. Goodwill and Other Intangible Assets

As part of the adoption of Statement of Financial Accounting Standards (FASB) No. 142, Goodwill and Other Tangible Assets as of January 1, 2002, the Company no longer amortizes goodwill. The Company performed a test of impairment on goodwill which resulted in no impairment loss as of December 31, 2003. Consequently, there was no change in the carrying value of goodwill in the nine months ended September 30, 2004.

Intangible assets subject to amortization consisted as of September 30, 2004 of the following:

Leasehold value	$67,000
Trademarks	5,127
Refinance cost	4,500

Total intangible assets	76,627
Accumulated amortization	(39,099)

Intangible assets, net	$37,528

Amortization expense for the nine months ended September 30, 2004 was $760.

6. Long Term Debt

Notes Payable and Capital Lease Obligations

Note payable to Merrill Lynch, monthly installments of $4,687 plus interest at 3.3% over the one month LIBOR rate beginning August 1, 2003 (5.088% at September 30, 2004), final payment is due on July 1, 2007. The note payable and the Company’s credit line are collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee of up to $150,000 by the Company’s majority shareholders.	$159,375

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6. Long Term Debt (continued)

Notes Payable and Capital Lease Obligations (continued)

Working capital line of credit ($200,000 maximum), payable to Merrill Lynch, interest only installments, at 3.3% over the one month LIBOR rate (5.088% at September 30, 2004), maturing November 30, 2004. The credit line and the Company’s note payable are collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee of up to $150,000 by the Company’s majority shareholders.	$186,760

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996.	19,919

Note payable to Chase Manhattan Bank, payable in monthly installments of $324, including interest at 8.637%, secured by a vehicle, final payment due on October 26, 2004. The note is personally guaranteed by the Company’s majority shareholders.	322

Note payable to Chase Manhattan Bank, payable in monthly installments of $304, including interest at 9.90% secured by vehicle, final payment due on November 16, 2005. The note is personally guaranteed by the Company’s majority shareholders.	4,013

Note payable to Chrysler financing, payable in monthly installments of $335, including interest at 6.00% secured by vehicle, final payment due on October 30, 2007.	11,293

Capital Lease Obligations

Note payable to National Financial Services, payable in monthly installments of $1,414, including interest at 10.512%, secured by equipment, final payment due on May 10, 2006.	24,931

Note payable to Manifest Leasing, payable in monthly installments of $444, including interest at 12.909%, secured by equipment, final payment due on March 1, 2007.	11,239

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6. Long Term Debt (continued)

Capital Lease Obligations (continued)

Note payable to Avaya Financial Services, payable in monthly installments of $372, including interest at 12.00%, secured by equipment, final payment due on June 12, 2007.	$10,392

Note payable to Nationwide Funding, LLC, payable in monthly installments of $1,354.53, including interest at 16.78%, secured by equipment, final payment due on March 1, 2009.	51,100

Note payable to Nationwide Funding, LLC payable in monthly installments of $462, including interest at 14.237%, secured by equipment, final payment due on May 22, 2009.	18,818

498,162
Less current portion	(304,395)

Long term portion of notes payable	$193,767

Interest paid for the nine months ended September 30, 2004 was $30,958.

As of September 30, 2004, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Years Ending December 31,
2004	$233,962
2005	94,862
2006	88,475
2007	55,546
2008 and thereafter	25,287

$498,131

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7. Income Taxes (continued)

The components of the provision for income tax as of September 30, 2004 are as follows:

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7. Income Taxes (continued)

At September 30, 2004 the Company had available unused contributions, manufacturers investment credit, and net operating loss carryforwards that may provide future tax benefits and that expire as follows:

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

Income taxes paid for the nine months ended September 30, 2004 were $800.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

8. Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancelable operating leases with terms ranging from five to six years.

As of September 30, 2004, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

Years Ending December 31,
2004	$10,298
2005	49,329
2006	36,964
2007	14,725
2008 and thereafter	1,590

$112,906

Total operating lease payments for the nine months ended September 30, 2004 were $42,362.

9. Real Estate Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The lease provides for periodic cost of living increases during the term of the lease, including the option periods. The Company exercised an option to renew for one five-year term on March 31, 1995. The lease has been extended for successive one year terms since March 31, 2000. The Company continues to hold options to renew the lease for three successive five year renewal periods. Rental expense under the lease was $68,800 for the nine months ended September 30, 2004. The Company intends to exercise all options under the terms of this lease.

The Company also leases a bakery establishment in Mendocino, California and warehouse premises in Santa Rosa, California under operating leases expiring in 2011 and 2005, respectively. Rental expense under these operating leases was $39,656 for the nine months ended September 30, 2004.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

9. Real Estate Leases (continued)

As of September 30, 2004, minimum future rental payments under non-cancelable facilities operating leases for each of the next five years and in the aggregate were as follows:

Years Ending December 31,
2004	$39,811
2005	149,791
2006	151,110
2007	153,420
2008 and thereafter	236,475

$730,607

10. Related Party Transactions

As of September 30, 2004, the Company has one interest only note payable due on demand, payable to Paul and Joan Katzeff (the Company’s majority shareholders). The Company also leases properties from its majority shareholders (see Note 9).

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the nine months ended September 30, 2004 were as follows:

Principal on notes	$21,000
Interest expense	$2,631
Rent expense	$68,800

THANKSGIVING COFFEE COMPANY, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

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

SUMMARY

Sales of the Company have eroded over the last four years due to increased competition, customer attrition and customers roasting green beans for their own use. The Company has made several changes during the year in the hope of reversing this negative trend. In 2004, the Company has reduced distribution routes serviced by its own trucks from eight to five and has increased its use of outside distributors and direct shipment to customers. This has reduced costs, and the distributors have begun to add customers. The Company has recently installed fixtures in a number of new locations from a major California retailer and anticipates commencing to sell its products in those locations in November and December of 2004. These potential new locations will be serviced by an outside distributor. The Company’s Internet sales and mail order business are up this year because of increased interest in the Company’s new products such as Gorilla Fund coffee. This product has been promoted in partnership with the Dian Fosse Gorilla Fund International, Inc. and has received favorable national publicity. There can be no assurances, however, that any of these programs or publicity will yield any increase, whether short term or sustained, in sales of the Company.

The Company enjoyed favorable margins in 2000-2003, because of the decline in the price of green beans. Although the Company pays substantially more for its product than the market price because of the quality, organic nature of many of its lines and the fact that it uses fair-traded coffees, it still was able to purchase green beans at lower prices than in prior years. In 2004, however, the cost of green beans has risen along with other costs of doing business. The Company implemented a price increase in August of 2004. To date, the increase has not caused any customer to drop the Company’s products, and its major national retailer has continued to purchase at historical levels. There can be no assurances that the price increase will not have a negative effect on sales volume or any other event that affects coffee pricing will not reduce the Company’s margins.

The Company is in negotiations with another lender to replace its line of credit with Merrill Lynch that terminates as of November 30, 2004 and the Merrill Lynch term note. If these negotiations are not successful or the Company cannot find another lender to refinance the Merrill Lynch debt, the stability of the Company’s business would be in question.

Three Months Ended September 30, 2004 Compared With Three Months Ended September 30, 2003

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$134,571	12%
Cost of Sales	$109,812	18.5%
Gross Margin	(3.17)%	(6.5)%
Selling, G&A Expense	$(54,841)	(9.9)%
Depreciation And Amortization	$(9,633)	(23.2)%
Interest Expense	$(685)	(7.4)%
Net Income(Loss)	$90,955

Consolidated net sales for the three months ended September 30, 2004 were $1,295,645 up 12% or $134,571 when compared with net sales of $1,161,074 for the same period in fiscal 2003.

Distribution revenues (e.g., revenues generated on our own truck distribution) were down $32,000 or 5%, for the three month period ended September 30, 2004 when compared with the same period in fiscal 2003. This decline was a result of our having dropped three truck distribution routes this year, including one in the three month period ended September 30, 2004, and replacing these routes with direct shipments and two distributors. The Company believes that a substantial portion of the decline is now offset by in the increase in the Company’s national revenues. The Company continues to test the concept of direct delivery and the use of distributors.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were up $150,000, or 42%, when compared to sales for the same period in 2003. The increase was attributable to switching three routes from Company truck delivery to UPS and outside distributors. The Company believes that the increase in the national revenues exceeded the decline in distribution revenues because of the growth in sales by a national chain that carries the product and the growth of our southern California distributor.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) increased nearly $5,000 or 6.2%, for the three months ended September 30, 2004 when compared to the same period in 2003. The Company believes the increase in revenue for mail order reflects favorable national publicity for the Company’s Gorilla Fund coffee product. The traditional mail order catalog business was up $3,000 while Internet sales were up $19,000 or 36% for the quarter when compared to the same period last year. Some of the increase in the Internet sales reflects the ongoing migration of traditional mail order customers to the Company’s website and Internet store.

Sales at the Company’s bakery operation were up $6,000 or 3% for the quarter ended September 30, 2004 when compare to the same period last year.

Consolidated cost of sales for the three months ended September 30, 2004 were $704,528, up 18.5% when compared with the cost of sales of $594,716 for the same period in 2003. This increase was a result of an increase in green bean prices of 20.5% or $57,000 for the quarter, an increase in worker’s compensation and health insurance of $12,000 and lower prices to distributors that increased the cost of sales as a percentage of total sales by $40,000.

Consolidated gross margin (gross profit as a percentage of net sales) for the three months ended September 30, 2004 was 45.62%, down 3.17% when compared with gross margin of 48.79% for the same period in 2003. Higher per pound green bean costs together with higher benefits insurance costs and lower prices to distributors resulted in lower gross margins. There can be no assurances that the Company will be able to obtain lower per pound bean costs or insurance costs in the future.

Consolidated selling, general and administrative expenses were $501,732 for the three months ended September 30, 2004, a 9.9% decrease when compared with the selling, general and administrative expenses of $556,573 for the same period in 2003. The decrease was due to a $3,000 reduction in bad debt expense because of fewer write-offs, a reduction in truck route distribution expenses of $30,000 because of the previously discussed changes in the Company’s method of distribution and a $20,000 reduction in travel expenses and trade show costs

Depreciation and amortization expenses for the three months ended September 30, 2004 were $31,949, a 23.2% reduction, or nearly $10,000, when compared to depreciation and amortization expenses of $41,582 for the same period in fiscal 2003. The decline was a result of fewer depreciable assets when compared to the same quarter last year.

Interest expense for the three months ended September 30, 2004 was $8,587, a 7.4% decline from interest of $9,272 for the same period in 2003. The decrease in interest was a result of slightly lower interest rates.

As a result of the foregoing factors, the Company had a consolidated net profit of $50,659 for the three months ended September 30, 2004, compared to a $40,296 consolidated net loss for the same period in 2003. Because of the increase in cost of sales as well as other factors noted herein, there can be no assurances that the Company will be profitable in any future period.

Nine Months Ended September 30, 2004 Compared With Nine Months Ended September 30, 2003

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$108,773	3.2%
Cost of Sales	$188,584	10.8%
Gross Margin	(3.7)%	(8.4)%
Selling, G&A Expense	$(93,469)	(5.7)%
Depreciation And Amortization	$(26,028)	(21)%
Interest Expense	$(1,682)	(5.3)%
Net Income (Loss)	$42,170	43.2%

Consolidated net sales for the nine months ended September 30, 2004 were $3,542,896 up 3.2% or over $108,000 when compared with net sales of $3,434,123 for the same period in 2003.

Distribution revenues (e.g., revenues generated on our own truck distribution) declined by $180,000, or 11.1%, when compared to the same period during 2003. As noted above, this was a result of dropping three routes and replacing them with direct shipments and two distributors. The increase in national revenues reflects this change in the distribution method.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) increased by $270,000, or 30%, when compared to the same period in 2003. This increase is a result of switching three routes from Company truck delivery to UPS and outside distributors; the growth in sales by a national retail account and growth of our distributor in southern California.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) increased nearly $13,000 or 4.1 % for the nine months ended September 30, 2004 when compared to the same period in 2003. The Company believes the increase in revenue for mail order reflects primarily favorable national publicity for the Company’s Gorilla Fund product. The traditional mail order catalog business was up $11,000 while Internet sales were up nearly $42,000 or 25% for the nine months compared to the same period last year. Some of the increase in the Internet sales reflects the ongoing migration of traditional mail order customers to the Company’s website and Internet store.

Sales attributable to the Company’s bakery were down $3,000 for the nine months ended September 30, 2004 when compared to the same period in 2003.

Consolidated cost of sales for the nine months ended June 30, 2004 were $1,927,705 up 10.8%, or more than $188,000 when compared with the cost of sales of $1,739,121 for the same period in 2003. The increase was a result of higher per pound bean cost of $60,000, an increase in worker’s compensation of $25,000, an increase in health insurance costs of $20,000 and lower prices to distributors that increased the cost of sales as a percentage of total sales by $80,000.

Consolidated gross margin (gross profit as a percentage of net sales) for the nine months ended September 30, 2004 was 45.6%, a decrease of 3.7% when compared with gross margin of 49.4% for the same period in 2003. The decrease in gross margin was a result of the previously mentioned increases in the per pound price of green beans, higher insurance costs and lower prices to distributors.

Consolidated selling, general and administrative expenses were $1,550,307 for the nine months ended June 30, 2004, a 5.7% decrease, or more than $93,000 when compared with selling, general and administrative expenses of $1,643,776 for the same period in 2003. Lower bad debt expense of $13,000 and lower route costs of $80,000 resulted in lower selling, general and administrative expenses in 2004.

Depreciation and amortization expenses for the nine months ended September 30, 2004 were $97,891, a decrease of 21%, or over $26,000, when compared with depreciation and amortization expenses of $123,919 for the same period in 2003. The decrease in depreciation and amortization was a result of a decline in depreciable assets of the Company when compared to the same period last year.

Interest expense for the nine months ended September 30, 2004 was $26,460 nearly a 5.3% drop, or over $1,600 compared to interest expense of $28,142 for the same period last year. This decline was a result of somewhat lower interest rates on borrowings compared to last year. At September 30, 2004, total borrowings were $498,162, versus borrowings at the same time in 2003 of $480,874.

As a result of the foregoing factors, the Company had a consolidated net loss of $57,827 for the nine months ended September 30, 2004, compared to a consolidated net loss of $99,997 for the same period in 2003. Because of the decline in gross margin, as well as other factors noted herein, there can be no assurances that the Company will be profitable in any future period.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, the Company had working capital of $74,743 versus working capital of $166,116 as of September 30, 2003. This decrease in working capital is due to an increase in debt initiated by the addition of a working capital line of credit in June 2003 that the Company began to utilize in the third quarter of 2003 and increased its utilization of in the fourth quarter of 2003.

Net cash provided by operating activities was $127,214 for the nine months ended September 30, 2004 compared to $66,409 provided by operating activities for the nine months ended September 30, 2003. The increase in net cash provided by operating activities in the first nine months of 2004 was the result of a reduced loss this year compared to the same period in fiscal 2003 of over $42,000 and higher receivables and payables offset by lower depreciation and accrued liabilities.

Cash used by investing activities was $130,175 for the nine months ended September 30, 2004 compared to $78,554 used in the same period in 2003. Capital additions for the first nine months of 2004 include $15,000 for brewers and grinders, $57,000 for a new after burner to control emissions from the Company’s coffee bean roaster and $18,000 on a portion control packing machine that will allow the company to pack office coffee product and sample sizes, $10,000 for plates and artwork for package labels, $5,000 for artwork and decals for trucks and vans, $5,000 for office equipment.

Net cash used by financing activities for the nine months ended September 30, 2004 was $19,770 compared to cash provided by financing activities of $20,091 during the same period in 2003. The change in cash used by financing activities during this year was a result of repayment of debt (See below and Note 6 of Notes to Financial Statements).

Because of higher investing activities plus a lower cash balance at January 1, 2004, cash at September 30, 2004 was $17,732 compared to cash at September 30, 2003 of $73,120.

In June 2003, the Company refinanced its debt with Well Fargo by securing a term note with Merrill Lynch for $225,000. This note is payable over four years at 3.3% over the LIBOR (London Interbank Offering Rate) rate. At September 30, 2004 the rate was 5.088%. This note extended the period for repayment of the loan over four years rather than two and reduced the interest rate from 7.25% (3% over prime rate) to 5.088%. The cost of the loan facility was $2,000. In addition to the term loan, the Company negotiated a line of credit for $200,000. This line is renewable annually, with an interest rate of 3.3% above the LIBOR rate at a cost of $2,000. At September 30, 2004, the credit line had a loan balance of $186,760. Merrill Lynch has extended the credit line to November 30, 2004. The Company is in negotiations with another lender to replace the credit line and the Merrill Lynch term note. If these negotiations are not successful or the Company cannot find another lender to refinance the Merrill Lynch debt, the stability of the Company’s business would be in question. The Company’s accounts receivable, inventory, equipment, fixtures and improvements secure the borrowings. The Company’s majority shareholders have guaranteed $150,000 of the Merrill Lynch debt and the two vehicle related Chase Manhattan notes (See Note 6 of Notes to the Financial Statements).

The Company had a loan outstanding for $19,919 at September 30, 2004, payable to the majority shareholders Joan and Paul Katzeff in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996.

At September 30, 2004, the Company had total borrowings of $498,162 including $346,135 owing to Merrill Lynch. This compares to total borrowings of $480,874 as of September 30, 2003, including $354,644 outstanding to Merrill Lynch at that time.

For long term debt, see Note 6 of the Notes to Financial Statements. For operating leases, see Note 8 of the Notes to Financial Statements. For real estate leases, see Note 9 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$498,132	$233,962	$183,337	$80,833	$—
Operating Leases	112,906	10,298	86,293	16,315
Real Estate Leases	730,607	39,811	300,901	311,445	78,450

Total Cash Obligations	$1,341,645	$284,071	$570,531	$408,593	$78,450

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

CONTROLS AND PROCEDURES

Management has performed, with the participation of the Company’s principal executive and principal financial officers, an evaluation of the effectiveness of the Company’s disclosure controls and procedures as September 30, 2004. Based upon this evaluation, management has concluded that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Management also has concluded that the Company’s controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding disclosures. Management also has evaluated, with the participation of the Company’s principal executive and principal financial officers, the Company’s internal controls over financial reporting and has concluded that no change in such controls occurred during the period from July 1, 2004 through September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II – Other Information

ITEM 1. LEGAL PROCEEDINGS

-None-

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

- None –

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- None –

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- None -

ITEM 5. OTHER INFORMATION

- None –

ITEM 6. EXHIBITS

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification pursuant to Rule 13a-14 (a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (President)

31.3	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (President).

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date
	Chief Executive Officer	November 12, 2004
/s/ Paul Katzeff
Paul Katzeff
	President	November 12, 2004
/s/ Joan Katzeff
Joan Katzeff