Form 10KSB
period 2004-12-31
THANKSGIVING COFFEE CO INC
filed 2005-03-23
CIK 949852

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year: $4,891,992

There has been one trade in the Company’s Common Stock since 1999. In June 2004, 750 shares were traded at $4.50 per share. See Part II, Item 5, Market for Common Equity and Related Stockholder Matters. The aggregate market value of common equity held by non-affiliates as of December 31, 2004, using the June 2004 price per share, was $1,163,448.

As of March 25, 2005, there were 1,236,744 shares outstanding of common stock of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1 BUSINESS

FORWARD LOOKING INFORMATION

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of The Securities Act and Section 21E of The Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These statements relate to, among other things, possible expansions into new and existing markets and trends in the operations of Thanksgiving Coffee Company, Inc. (the Company). Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green coffee beans, continuing competition within the Company’s businesses, variances from budgeted sales mix and growth rate, consumer acceptance of the Company’s products, inability to secure adequate capital to fund its operating expenses and working capital requirements, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement the Company’s sales goals, natural disasters, civil unrest in countries which produce coffee and tea, weather and other risks identified herein. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this 10-KSB.

GENERAL

For over thirty years, the Company has purchased and roasted high quality coffee beans and marketed them to the specialty coffee market. The Company buys green coffee beans through six main importers.

The Company was incorporated as a California corporation on May 10, 1982. Prior to that time, the Company was operated as a partnership.

The Company retails over 100 varieties of its coffee and tea through its own distribution system and through outside distributors in the Northern California market. In other parts of the nation, the Company distributes its products either directly to retailers or through brokers and distributors. The Company also markets directly to consumers through both print and electronic media. It publishes flyers that feature most of the Company’s coffee and tea products, in addition to complementary products and accessories of third parties. The same product offerings are made on the Company’s web site on the Internet. The Company also markets its coffee and tea products in its retail bakery (the “Bakery”), located in Mendocino, California.

In October 1996, the Company completed its offering of shares of Common Stock. As of December 31, 2004, 1,305 non- affiliated shareholders held shares of the Company’s Common Stock, representing approximately 21.08% of the outstanding shares.

PRODUCTS

COFFEE. The Company roasts a wide variety of whole bean caffeinated, decaffeinated, flavored, blended and unblended coffees. With the exception of its high-caffeinated coffees, the Company roasts only high quality arabica beans with a focus on organic, shade grown and fair traded beans. Arabica beans are grown at high altitudes where the cooler climate results in slow growth and usually higher quality. In addition to its full line of classic specialty and estate coffees from over 20 countries currently, the Company is producing custom products for the American Birding Association and the Dian Fossey Gorilla Fund International under exclusive contracts and private-label products for over 100 retail and serving accounts. The Company has the ability to have products custom packaged and blended for retailers and serving accounts.

TEA. The Company’s Royal Gardens Tea Company (“Royal Gardens”) division currently offers sixteen traditional teas from South Africa, China, India, Sri Lanka and Japan.

COMPLEMENTARY PRODUCTS. The Company sells a wide variety of complementary coffee and tea products and accessories, such as coffee makers, grinders, thermal carafes, books, T- shirts, mugs, CD’s and chocolate covered espresso beans.

The Company sells its coffees and teas through a multi-channel distribution network consisting of wholesale distribution operations, the Bakery and direct marketing operations. The Company offers complementary products through all of these channels of distribution. Products are purchased from third party vendors on an as-needed basis and resold to its customers. The Company generally provides its wholesale customers with brewing, grinding and related equipment (leased from third party leasing companies) and product displays (designed and manufactured by the Company) at no charge if predetermined sales volumes are reached. Of the total fiscal 2004 revenues of $4,891,992, 82% were from roasted coffee, 15% were from the Bakery, 2% were from resale items, and 1% were from tea products.

COFFEE INDUSTRY

According to the Specialty Coffee Association of America (SCAA), Mintel Group, the United States specialty coffee retail sales exceeded $8.96 billion in 2004, a 6% increase over 2003. Over 80% of the population drank coffee and over half of the population were occasional coffee drinkers. In 2004, 16% of the adult population drank specialty coffee daily, a four percentage increase over 2003 even though total coffee consumption was flat. Specialty coffee beverage retailers have been the fastest growing distribution channel in the specialty coffee business. As of the end of 2003, (the latest data available) there were over 17,000 specialty coffee retailers compared to 6,000 just seven years previously. Cross outlet competition is sharpening as away-from-home consumption is growing as new or existing locations gain market share at the expense of at-home consumption reducing sales by supermarkets and mass merchandisers.

The SCAA reports espresso-based beverages are driving increased specialty coffee consumption, with this segment showing a rise from 4% to 7% of total drinks sold over the past year, as consumption of traditional coffee declined. Consumers are purchasing more value-added coffee products (i.e., specialty coffee drinks), and such purchases are driving the market. Coffee consumers have been moving away from price-based drinks to beverages with a focus on product variety and quality. This quality conscious purchasing trend has caused coffee to evolve from a beverage with commodity characteristics to one with cultural and sensory ties. In addition, gourmet coffee tends to be purchased by younger consumers, compared to traditional coffee, which continues to bode well for future growth of the category, although, according to the SCAA there was a significant increase in the over 60 population consumption of specialty coffee from 0 to 13% in 2004.

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

Sales of organic food and beverages have grown to $10.9 billion in 2004 according to the Natural Marketing Institute (NMI) in its study of 2005 Organic Consumer Trends Report™, increasing by 18 % for 2004 compared to 2003. As sales were increasing, according to NMI, consumer awareness of organically grown products has increased to 90% of the population. The USDA regulations have given uniformity and legitimacy to the organic industry strengthening the stock of these products in the consumer’s eye.

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

3. Large grocery chains such as Safeway have announced agreements with roasters to sell entire lines of shade grown, Fair Trade Certified and organic coffees.

4. Shade grown coffee and fair trade coffee now appear on the “offer” lists of most coffee brokers and importers and are offered by a majority of small to mid-size coffee roasters of specialty coffee.

5. The largest coffee company in the country has decided to dedicate a portion of its offerings to certified fair trade coffee.

6. Nearly 39% of the U. S. population uses organic products and nearly 58% purchased organic products in 2004, according to NMI.

In addition to the environmental impact of coffee, the drop in pricing of green coffee beans has caused an international crisis in the growing countries of the world even though the price declined has reversed in the latter part of 2004. According to an article in “Time” magazine in March of 2004, the world price of $.60 per pound is below cost of production. As a backlash to free trade, Fair Trade has gained the attention of consumers in this country. TransFair USA, a certification agency, states that $208 million worth of Fair Trade coffee has been certified. Although still a small percentage of the total market, sales have tripled in the past three years and constitute a growing segment of the gourmet coffee market. Today, Fair Trade coffee is roasted by 280 U. S. companies and sold at thousands of retail outlets. Dunkin Donuts, the number 1 US retailer of coffee by the cup, is rolling out a Fair Trade espresso line of drinks.

MARKETING STRATEGY

The Company’s sales and marketing efforts are currently organized in four different segments:

1. Wholesale, direct delivery - This segment includes customers in northern California counties contiguous to the Company’s plant in Fort Bragg, California, and is serviced by Company trucks and outside distributors. The Company owns or leases trucks and delivers coffee within a 125 mile radius of Fort Bragg.

2. Wholesale, delivery by other means - This segment includes accounts that are serviced by UPS or other common carriers. Delivery is made to over 500 accounts that span all 50 states of the United States. This segment is either handled direct, via broker or a distributor.

3. Direct Marketing - This segment includes accounts serviced through catalogue or online programs.

4. Retail - This segment consists of sales through the Company’s Bakery. However, the Company is pursuing the sale of the Bakery.

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

The Company believes that its relationship with the American Birding Association and its marketing of Song Bird Coffee have distinguished the Company’s role and image in the marketplace. Song Bird Coffee sales have grown to represent 6% of the Company’s packaged and bulk roasted coffee sales in fiscal 1997, 10% in 1998, 12% in fiscal 1999 and 13.5% in both fiscal 2000 and 2001 and 14% in fiscal 2002, 2003 and 2004.

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

During the first quarter of 2004, the Company began to sell products from its Campesino Estate Coffee program. The Company is offering coffee from individual small-scale family farmers directly to the customers who drink the coffee. This product includes packaging that has the story of the farm and its linked partner coop. The green beans are kept separate at every stage of processing including harvesting, production, roasting, marketing and distributing. In this way, the Company hopes to redefine fair trade to a single farm origin and to increase the educational potential and to develop the issues of economic justice and ecological responsibility for the consumer. This program makes cup quality and grower familiarity the foundation of the Company’s efforts to achieve a socially oriented market. Additionally, it illustrates the educational potential of personalized fair trade, as well as the capacity of ‘relationship coffee’ to improve coffee quality by capitalizing on the advantages of long-term relationships between growers and roasters. It is the culmination of nearly 20 years work with Nicaraguan grower cooperatives.

There are no assurances that any of the Company’s programs will be successful and increase its sales, revenue or profitability.

SOCIAL RESPONSIBILITY

It has been the philosophy of the Company to not only provide an excellent cup of quality coffee but also to procure, roast, package and market its products in a manner that is fair to all its customers and suppliers. The Company’s motto, “Not Just a Cup, but a Just Cup,”™ reflects the Company’s commitment to local coffee growers in developing nations.

Since 2000, the Company has worked in partnership with TransFair USA, and has adopted a fair trade label that distinguishes this product from its other offerings. The fair trade certification program was born in Europe in recognition of the need for small farmers to receive a fair price for their crop to enhance their economic viability. The green coffee market generally takes into consideration only the supply and demand in establishing price. It does not recognize the farmers’ cost factors and the need for a return for the small farmer to survive.

In addition to providing a floor price, currently at $1.26 per pound for the cost of coffee, the program works only with democratically-run coops which are the recipients and disbursers of the additional funds. With this program the layers of middlemen are cut, so that the coop is generally dealing directly with a green coffee broker or the roaster itself. The coop also provides a source of low cost credit for farmers that could not generally get bank credit because of the risks in their business. In addition, most of these farmers grow their coffee in the shade of taller forest canopies providing habitat for songbirds.

Although sales of fair trade coffee are not material at this time, the Company believes that this niche provides a potential opportunity for growth. The Company provides educational programs, tastings and brochures to familiarize the public with the fair trade theme. Sales of fair trade certified coffee for the year 2004 were nearly $300,000, up from $228,754 in 2003, $206,352 in 2002 and $73,400 in 2000, when the Company introduced the products.

The Company’s most recent and far-reaching coffee program was begun in 2004 when it entered into an exclusive arrangement with the Dian Fossey Gorilla Fund International and the Dukunde Kawa Coop to combine the elements of environmental sensitivity by preventing poaching of the last remaining mountain gorillas and promoting economic sustainability to the Rwandan coffee farmer and produced a product called Gorilla Fund Coffee. This multifaceted task was accomplished by paying Fair Trade pricing to the coop and donating between 50 cents and $2.00, depending on distribution method, to the Dian Fossey Gorilla Fund International. Sales of the Gorilla Fund Coffee help ensure a fair price to farmers, reduce pressure on the forest’s resources, support health and education advances in Rwanda and helps the Dian Fossey Gorilla Fund International operate projects that will save the mountain gorillas. This is a perfect collaboration between producers and consumers, punctuated by a fair and equitable distribution of the value of raw coffee as it is converted to a value-added beverage. Sales from June 2004, when the product debuted, until the end of the year were nearly $60,000. The coffee received a 90 rating from the prestigious “Coffee Review” cupper Ken Davids.

The Company’s mix of products has evolved from that of specialty coffee with flavor and taste to one that now promotes social justice, environmental sensitivity and organically grown coffees. Over 70% of the Company’s packaged and bulk roasted sales fall into one or all of these categories.

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

The Company cannot guarantee successful competition against other coffee companies. The Company believes its focus on partnering (such as the relationships with the American Birding Association and the Dian Fosse Gorilla Foundation International) has enabled the Company to find a niche in the coffee market; however there can be no assurance that the Company’s marketing efforts will be successful.

The Company also experiences competition in connection with its sales of tea. The Company’s product generally is sold in specialty retailers and gift shops where there is competition from a variety of companies such as Tazo, Republic of Tea, Stash and Bigelow. The Company competes primarily on the basis of the quality of the tea and the packaging. While the Company believes it competes favorably with respect to these factors, many of the Company’s competitors are larger than the Company and have significantly greater financial, marketing and other resources than the Company, and there can be no assurance that it will be able to compete or maintain or expand sales successfully in the future.

The Company also sells complementary products primarily to its wholesale serving accounts that are ancillary to the coffee business but are necessary to serve coffee. These items include chocolate, syrups, coffee cups, equipment cleaner and the like. These items are provided as a convenience for those accounts and assist in increasing revenue per stop for the Company’s distribution system. The Company also sells these items in its direct marketing division. The Company experiences competition in the sale of these ancillary items from manufacturers or other distributors such as foodservice distributors. There can be no assurance that the Company will be able to compete or maintain or expand sales of these products successfully in the future.

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

In addition, in its attempt to reduce the cost risk resulting from market fluctuations in the cost of coffee beans, the Company, or its brokers on its behalf, has in the past purchased coffee contracts when it is not able to enter into coffee purchase commitments. There are no coffee supply contracts at this time, although the Company may enter into coffee supply contracts in the future.

The Company believes its long-term relationships with coffee bean brokers provide adequate sources of supply of high-quality green beans to meet the Company’s needs for the foreseeable future. However, a worldwide supply shortage of the high quality arabica coffees the Company purchases, the loss of one or more of these brokers, or a shortage of organic and shade grown beans in particular, could have an adverse impact on the Company.

Supplies of tea are secured from traditional sources that are readily available in the marketplace.

OTHER MATTERS

The Company has been pursuing the sale of its Bakery because the Company does not deem it a fit with its wholesale operations. However, the Bakery is a major retailer of the Company’s coffee in Mendocino and the Company intends to continue to operate the business until it can find a buyer who will continue to use the Company’s coffee products exclusively after the sale. There is no guarantee that the Company will be able to sell the Bakery.

CUSTOMERS

In fiscal 2004, there were no customers accounting for more than 10% of the Company’s revenue. However, a significant reduction in sales to any of the Company’s principal customers, or the loss of one or more major customers, could have an adverse impact on the Company. See “Management’s Discussion and Analysis.”

INTELLECTUAL PROPERTY

The Company holds various federal registrations in the United States for the following trademarks and service marks: Thanksgiving Coffee Company, Royal Gardens Tea Company, Pony Express, Time Bandits, Grand Slam Coffee, “Not Just a Cup But a Just Cup,” “Many Beans are Picked, Few are Chosen,” Mayan Harvest, and Inca Harvest. From time to time, federal trademark and service mark registrations must be renewed. The Company does not hold any patents.

GOVERNMENT REGULATION

The Company’s roasting plant has been certified wholly organic by the USDA. The Organic Crop Improvement Association (OCIA) was the inspecting agent. The OCIA has also certified the organic practices of several farms from which the Company receives green beans. The certification criteria of the OCIA, an independent organization, meet the standards promulgated under the Organic Foods Production Act of 1990 (OFPA), allowing the Company to market its product as organic.

EMPLOYEES

As of December 31, 2004, the Company had forty full-time employees and nineteen part-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company has never suffered a work stoppage due to adverse labor conditions with its employees. The Company believes that it maintains good relations with its employees.

ITEM 2 PROPERTY

The executive offices of the Company occupy approximately 14,500 square feet at 19100 South Noyo Harbor Drive, Fort Bragg, California 95437, which also includes a warehouse and the capacity for manufacturing operations. The Company leases an additional 1,626 square feet of storage space on the Fort Bragg waterfront. These facilities are currently being leased on a one year extension of an existing lease expiring March 31, 2005, at a rate of approximately $8,600 per month from Joan and Paul Katzeff, who are founders, principal shareholders, officers and directors of the Company. The Company continues to hold options to renew the lease for three successive five-year renewal periods when the current one-year extension expires on March 31, 2005. The Company presently intends to exercise all options under the terms of this lease. The Company believes this lease represents an arms-length rate and arms-length terms for comparable space in the Fort Bragg area. See Item 12, “Certain Relationships and Related Transactions” and the Auditor’s Report, Notes to Financial Statements Note 10.

The Bakery is approximately 1,617 square feet and is leased from an unaffiliated third party. The Company currently pays rent of approximately $3,805 per month for the Bakery pursuant to a lease that expires September 30, 2011.

The Company leases a 1,100 square foot facility in Santa Rosa, CA for $948 per month for the purpose of repairing its brewers and grinders that it lends to foodservice accounts. A new lease was signed on February 1, 2005 for a two-year period.

The Company believes that its current facilities are adequate for its current and expected operations, and that suitable additional space will be available in the Fort Bragg area when and if additional space is required. The Company owns no real property. The Company maintains adequate property and liability insurance coverage on all of its buildings. The property is in good condition and repair.

ITEM 3 LEGAL PROCEEDINGS

No legal matters are pending at this time.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting held in Fort Bragg, California at 10:00 a.m. on October 11, 2004, the Company submitted for a vote of security holders the reelection of all three members of the board of directors and ratification of Sallman, Yang and Alameda as independent public accountants. Below is a summary to the results.

Proposal No. 1: Election of three directors.

Name	Shares for	Against/Withheld	Abstain
Paul Katzeff	983,061	150	0
Joan Katzeff	983,061	150	0
Roy Doughty	983,061	150	0

Proposal No. 2: Ratification of Sallman, Yang and Alameda, An Accountancy Corporation, as Independent Public Accountants for the Company.

Shares for	Against/Withheld	Abstain
983,061	150	0

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trades in the Company’s Common Stock are made through Mutual Securities, Inc., (“Mutual Securities”) in Ukiah, California, an order matching service. No established trading market exists for the Company’s Common Stock. The Company’s Common Stock is not listed on any exchange or the NASDAQ system.

During fiscal 1999, the Company was aware of only four trades of the Company’s Common Stock totaling 2,350 shares of Common Stock. All transactions were individually negotiated between the buyer and seller through Mutual Securities as intermediary. The average price of these transactions per Mutual Securities was $4.74 for all of fiscal 1999. The first three trades were for 2,200 shares at $5.00 per share and took place in the first three quarters. The final trade for 150 shares took place in the last quarter and was for $1.00 per share. No trades took place in 2000, 2001, 2002 or 2003. In 2004, one trade was made for 750 shares at $4.50 per share in June of that year.

The Company has neither declared nor paid any cash dividend since its inception. The Company intends to retain all earnings for use in its business and therefore does not anticipate paying any cash dividends in the near future.

As of December 31, 2004, there were 1,305 holders of record of the Common Stock.

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

Summary

Sales of the Company have continued to erode over the last four years primarily due to declines in the distribution segment of the

Company’s business. Additional competition, customers that have gone out of business, and customers that have begun roasting coffee beans for their own use have all had a negative impact on the Company’s sales. The Company has tried a number of strategies that have not proven effective in abating these declines. In 2004, it began changing its method of distribution to rely less on direct distribution by Company owned or leased trucks and instead to use independent distributors or shipping direct (via UPS or other common carrier) in three of the Company’s nine routes. This includes new distribution with a northern California chain. If, despite these changes, the Company cannot stop the decline in its sales volume, it may not be able to achieve profitability in future years.

The Company has enjoyed favorable margins in 2000-2003 because of the decline in the price of green beans. Although the Company pays substantially more for its product than the market price, because of quality, organic nature of many of its lines and the fact that it uses fair-traded coffees, it still was able to purchase green beans at lower prices than in prior years. During the last six months of 2004, however, the world price of coffee more than doubled, eroding margins. If the rise in green bean prices should continue as a consequence of inclement weather in a major producing area or any other event that effects coffee pricing, it would have a negative impact on the Company and its margins.

The Company has a revolving line of credit and a term debt facility with the Savings Bank of Mendocino. The term debt is a five-year note due in December 1, 2009 and the line of credit is renewed annually. If the credit line should not be renewed, the stability of the Company’s business would be in question. “See Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

2004 Compared to 2003

Consolidated	$ Inc/(Dec)	%Inc/(Dec
Net Sales	$150,115	3.2%
Cost of Sales	$188,599	7.7%
Gross Margin	(2.27)%	(4.7)%
Selling, G & A Expense	$(109,860)	(4.9)%
Depreciation and Amortization	$(26,199)	(16.2)%
Other Income/ (Expense)	$(27,210)	(43.2)%
Net Income/ (Loss)	$111,092	—%

REVENUES. Consolidated net sales for the year ended December 31, 2004 were $4,891,992 up 3.2% or approximately $109,000 compared to net sales of $4,741,877 for December 31, 2003.

Distribution revenues (e.g. revenues generated on our own truck distribution) were down over $200,000 for December 31, 2004 or a 9.8% drop when compared to the same period in 2003. The decline was a result of the Company having dropped three truck distribution routes in 2004, and replacing these routes with direct shipments and two distributors. The Company believes that a substantial portion of the decline is now offset by an increase in the Company’s national revenue. The Company continues to test the concept of direct delivery and the use of distributors. There can be no assurance that the direct delivery approach will be successful and the failure of such approach may have a negative effect on the Company’s prospects.

National revenues (e.g. revenues not derived by mail order and direct truck distribution) were up nearly $319,000 or 26% for the year 2004 when compared to 2003. This growth was a result of an increase in sales to a distributor in Southern California, an increase in a national chain account and switching three routes to direct delivery or distributors.

Mail order revenues (e.g. revenues generated from product sold directly to the consumer either through print media or the Internet) increased over $14,000 or 4%, for the year ended December 31, 2004 when compared to 2003. The Company believes the increase in revenue for mail order reflects favorable national publicity for the Company’s Gorilla Fund coffee product. The traditional mail order catalog business was up $4,000 while Internet sales were up nearly $30,000 or 14% for the year when compared to the same period last year. Some of the increase in the Internet sales continues to reflect the ongoing migration of traditional mail order customers to the Company’s website and Internet store.

Sales of the Bakery were up $19,000 or 3% for the year ended December 31, 2004 when compared to 2003.

COST OF SALES. Consolidated cost of sales for the year ended December 31, 2004 was $2,633,321 up 7.7% or nearly $189,000 when compared to cost of sales of $2,444,722 for 2003. This increase was a result of higher cost of green beans, up.13 cents per pound to $1.52 for the year ended 2004 compared with $1.39 for the same period last year, and the higher sales in 2004 that accounted for over $100,000 of the increase. Additionally, higher costs of worker’s compensation and medical insurances and payroll taxes accounted for an additional $80,000.

GROSS MARGIN. Consolidated gross margin (gross profit as a percentage of net sales) for the year ended December 31, 2004 was 46.2%, a nearly 2% decline when compared to gross margin of 48.4% for the same period in 2003. The decline was a result of the higher green bean costs noted above and higher payroll costs. There can be no assurances that the gross margin will not continue to be adversely affected if the green bean costs continue to rise.

SELLING, GENERAL & ADMINISTRATIVE EXPENSE. Consolidated selling, general and administrative expense for the year ended December 31, 2004 was $2,112,067 a nearly $110,000 drop or 4.9% compared to $2,221,927 for 2003. The decrease was a result of lower bad debt expense compared to last year of $16,000, a decrease in trade show costs of $10,000 and an $85,000 reduction in route costs because of three fewer routes at the end of 2004.

DEPRECIATION & AMORTIZATION. Consolidated depreciation and amortization expense for December 31, 2004 was $136,552 a $26,000 drop or 16.2% when compared to $162,751 for depreciation and amortization expense for 2003. The decline was a result of fewer depreciable assets when compared to 2003.

OTHER INCOME/ EXPENSE. Consolidated other Income expense for December 31, 2004 was $35,842, a $27,000 drop or 43.2% when compared to $63,052 for other income and expense for the same period in 2003. The decrease was a result of a one-time payment of $25,000 made in 2003 to the former owner of the Bakery earned when she refrained from opening a bakery business for seven years. Interest expense for the year was $37,396, an increase of over $5,000 or 16.4% when compared to interest expense of $32,128 in 2003. The increase was a result of refinancing the Company’s debt from Merrill Lynch, which used the LIBOR rates, to the Savings Bank of Mendocino, using the prime rate, resulting in approximately 3% higher interest rate for the Company’s debt. Additionally, the Company added some new debt to acquire equipment. (See Liquidity and Capital Resources Section)

NET INCOME/ (LOSS). Because of the foregoing factors, the Company had a net loss at December 31, 2004 of $28,090 a decrease in the loss of over $111,000 when compared to the loss of $139,182 for the same period in 2003. Because of the increase in costs of green beans and the inability to predict whether the Company will be able to sustain the sales increase of 2004, there can be no assurances that the Company will be profitable in any future periods.

2003 Compared to 2002

Consolidated	$ Inc/(Dec)	% Inc/(Dec)
Net Sales	$(268,773)	(5.4)%
Cost of Sales	$(143,215)	(5.5)%
Gross Margin	—%	—%
Selling, G & A Expense	$113,553	5.4%
Depreciation & Amortization	$(7,035)	(4.1)%
Other Income/ (Expense)	$7,518	13.5%
Net Income/ (Loss)	$(252,810)	—%

REVENUES. Consolidated net sales for the year ended December 31, 2003 were $4,741,877, down 5.4% or approximately $269,000 compared to net sales of $5,010,650 for December 31, 2002.

Distribution revenues (e.g.. revenues generated on our own truck distribution) were down $199,000 or 7.5% for the year ended December 31, 2003 when compared to the same period in 2002. The Company has continued to lose business in the Sacramento territory to competition and has decided to eliminate the route to reduce expenses and ship to customers Via UPS. The Company has experienced lost customers in their other territories due to business closures in serving locations and increased competition in retail locations. In an effort to reverse the trend of these losses, the Company switched its Bay Area truck distribution to an outside distributor.

National revenues (e.g. revenues not derived by mail order and direct truck distribution) were down $87,000 or 8.7% for the year ended December 31,2003 when compared to the same period in 2002. Three large distributors for the Company’s products had reductions in sales in their customer’s outlets and one had slower sales in their own outlets.

Mail Order revenues (e.g. revenues generated directly from product sold directly to the consumer either through print media or the Internet) were up for the year ended December 31, 2003 by $21,000 or 5.4% when compared to the same period last year. The Company’s Cornucopia program through its mail order division, having non-profit organizations raise funds by selling the Company’s coffee to their constituency, generated nearly $31,000 in revenue for the year. In addition, the Company’s Internet sales were up over $40,000 or 25% for this fiscal year. The Company shifted its emphasis away from traditional mail order towards its Internet store and increased its expenditures for development of its Internet site and store. Some of the increase in the Internet sales reflects the migration of traditional mail order customers to the Company’s website and Internet store.

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

GROSS MARGIN. Consolidated gross margin (gross profit as a percentage of net sales) for the year ended December 31, 2003 was 48.4%, or flat when compared to gross margin of 48.4% for the prior year.

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

DEPRECIATION & AMORTIZATION. Consolidated depreciation and amortization expenses were $162,751 for the year ended December 31, 2003, a decrease of $7,000 or 4.5% when compared to expenses of $169,786 for the prior year. This decline was a result of fewer capital expenditures added during the year.

OTHER INCOME/ EXPENSE. Consolidated other income and expense was $63,052 for the year ended December 31, 2003, an increase of $7500 or 13.5% when compared to other income and expense of $55,534 for the prior year. This increase was a result of a one-time charge in 2003 for a covenant not to compete of $25,000 that the former owner of the Company’s bakery earned when she refrained from opening a bakery business for seven years. Interest expense for the year ended December 31, 2003 was $32,128 a decrease of 44.1% or over $25,000 from interest expense of $57,457 for the same period during the prior year. The decrease is a result of lower interest rates because of refinancing the Company’s debt from 7.75% to just slightly above 4% from July through the end of the year. Total debt was up to $517,932 at December 31, 2003 from $460,782 at December 31, 2002. See “Liquidity and Capital Resources Section.”

NET INCOME/ (LOSS). As a consequence of the foregoing factors, the Company realized a net loss of $139,182 for the year ended December 31, 2003 a decrease of nearly $253,000 when compared to the net profit of $113,628 for the same period during the prior year. Because of the decline in sales and the increases in selling general and administrative expenses, there can be no assurances that the Company will be profitable in any future period.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of December 31, 2004 was $293,755 as compared to working capital of $147,897 as of December 31, 2003. The increase in working capital is a result of refinancing the existing Merrill Lynch debt with a five-year note held by the Savings Bank of Mendocino that resulted in nearly a $200,000 reduction in current liabilities.

Cash provided by operating activities was $229,227 in fiscal 2004 compared to cash used in operating activities of $6,940 in fiscal 2003. The increase in cash provided by operating activities was a result of a reduction in net loss in 2004 and an increase in payables and a reduction in receivables.

Cash used in investing activities for the year ended December 31, 2004 was $235,483 compared to $74,921 used during the same period in fiscal 2003. Capital expenditures made during the year included $57,000 for a new after burner to control emissions from the Company’s coffee bean roaster, $35,000 for a used auto, $20,000 for a portion control packing machine that will allow the Company to pack office coffee product and sample sizes, $25,000 for brewers and grinders, $30,000 for racks for the introduction of the Company’s line into a major northern California chain, $20,000 for an upgrade of the phone system, $19,000 for artwork for new package designs, $10,500 for plates and cylinders for packaging, $6,200 for decals and signage for vehicles, $3,500 for computers and $8,000 for various other pieces of production equipment.

Net cash provided by financing activities for the year ended December 31, 2004 was $74,349 as compared to net cash provided by for the same period in fiscal 2003 of $57,150. Refinancing of debt in both 2004 and 2003 provided cash in both of those years.

Cash as of December 31, 2004 was $111,556, an increase of over $61,000 when compared to cash of $40,463 for the same period in fiscal 2003.

In November 2004, the Company refinanced its note and credit line with Merrill Lynch by securing a term note with the Savings Bank of Mendocino. This new note is amortized over ten years and is payable in five years with a balloon payment on December 1, 2009 at 3% over the prime rate. The rate was 8.25% at December 31, 2004. The new note is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments general intangibles and contract rights. This new note is personally guaranteed by the Company’s majority shareholders.

The Company has also secured a $30,000 line of credit with the Savings Bank of Mendocino. The credit line is interest only payments renewable annually at 3% over the prime rate. Prime rate was 8% at December 31, 2004. The credit line is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. The line of credit is personally guaranteed by the Company’s majority shareholders. At December 31, 2004, there were no amounts borrowed on this line.

The Company’s debt at December 31, 2004 was $592,281 for all term debt and obligations under capital leases, up over $74,000 from $517,932 due at December 31, 2003. Of the total, $100,400 is due in fiscal 2005. Of the total borrowings, $358,000 is due to Savings Bank of Mendocino. The Company’s accounts receivable, inventory, equipment, fixtures, and improvements secure the borrowings from Savings Bank of Mendocino. The Savings Bank of Mendocino indebtedness and a small loan to Chase Manhattan are guaranteed by the Company’s majority shareholders. See Auditor’s Report, Notes to the Financial Statements Note 6.

The Company has one note payable to the majority shareholders, due on demand after June 30,1996 for $19,919, unsecured.

The Company is dependent on successfully reaching its sales goals to achieve profitable operations, obtaining additional sources of borrowings (including normal trade credit), and securing favorable financing arrangements (including lease financing) to become profitable. There can be no assurance that the Company will be successful in this regard. If the Company is not able to meet its credit obligations, the Company’s business would be adversely affected.

A summary of the Company’s principal contractual obligations and other commitments as of December 31, 2004 is shown in the following table:

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$592,281	$100,400	$146,300	$74,164	$271,417
Operating Leases	113,930	52,434	56,552	4,944	—
Real Estate Leases	690,796	149,791	304,530	133,650	$102,825
Total Cash Obligations	$1,397,007	$302,625	$507,382	$212,758	$374,242

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

Furthermore, past seasonal patterns are not necessarily indicative of future results. The Company’s future results of operations and earnings could also be significantly affected by other factors, such as changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green coffee beans, increased competition within the Company’s businesses, variances from budgeted sales mix and growth rate, consumer acceptance of the Company’s new products, inability to secure adequate capital to fund its operating losses and working capital requirements, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement its business plan, civil unrest in countries that produce coffee and tea, weather and other natural disasters. There can be no assurance that sales will be maintained or increase in future quarters.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 7 FINANCIAL STATEMENTS

Information in response to this item is set forth in the Financial Statements on page F-1 of this report.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s controls over financial reporting during the fourth quarter of 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 8B Other Information

On November 19, 2004, the Company executed two Promissory Notes in favor of the Savings Bank of Mendocino County. The first Promissory Note is for a loan in the principal amount of $358,000. The Promissory Note has an interest rate of 3% over the prime interest rate (8.25% at December 31, 2004). The first Promissory Note is payable in monthly payments over five years, with a final balloon payment due on December 1, 2009. The second Promissory Note provides the Company with a $30,000 revolving line of credit permitting interest-only payments and renewable annually at 3% over the prime interest rate. As of December 31, 2004, the Company had not obtained any advances on the line of credit.

Both Promissory Notes are secured by a first priority security interest in all accounts receivable, inventory, equipment, instruments general intangibles and contract rights and are personally guaranteed by the Company’s majority shareholders. The terms of both Promissory Notes permit the Savings Bank of Mendocino to declare the entire unpaid principal amount and all accrued interest immediately due upon the occurrence of certain events of default, as defined in the Promissory Notes. The specified events of default under both Promissory Notes include, but are not limited to, failure to make any payment when due, revocation of the majority shareholders’ personal guarantees, insolvency or forfeiture proceedings against the Company or the majority shareholders or any change in ownership of 25% or more of the Company’s common stock.

PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors, nominees, key employees and executive officers of the Company and their ages as of the date of this Form 10-KSB are as follows:

Name	Age	Position with the Company
Paul Katzeff	67	Chief Executive Officer & Director

Joan Katzeff	55	President and Director

Roy Doughty	55	Director

Sam Kraynek	57	Chief Financial Officer

Paul Katzeff, a co-founder of the Company, has served as Roastmaster, Chief Executive Officer and a Director since its incorporation on May 10, 1982. Mr. Katzeff is a co-founder of the Specialty Coffee Association of America (S.C.A.A.) and served as its Chairman in 1985. He has served as an elected Board member of the S.C.A.A. since 1994, and served as Chairman of the Environmental Committee of the Board in 1994. Mr. Katzeff co-chaired the Second Annual Sustainable Coffee Conference held in April of 1998 and is an advisory Board member of Coffee Kids, a non-profit organization concerned with social and environmental issues as they relate to the coffee industry. Mr. Katzeff served as S.C.A.A. President in the year 2000. Mr. Katzeff and Joan Katzeff are husband and wife. Mr. Katzeff holds a Bachelors degree in Agriculture from Cornell University and a Masters degree in Social Work from Adelphi University.

Joan Katzeff, a co-founder of the Company, has served as President and a Director of the Company since its incorporation on May 10, 1982. Her experience in the Company’s early years included production, delivery and bookkeeping. Mrs. Katzeff now has planning and administrative responsibilities in operations, marketing and public relations. In addition, Mrs. Katzeff has responsibility for managing the Bakery.

Roy Doughty has served as a Director of the Company since September 1997 and as an outside consultant to the Company since February 1994. Since 1992, Mr. Doughty has served as a Principal of Global Insights, a consulting firm devoted to assisting value-centered businesses. He was the co-founder of the Spirituality and Worklife Project and has created and delivered programs for the Center for Ethics and Social Policy, the Center for Eco-literacy, the California School of Integral Studies, the California School of Professional Psychology and the Social Investment Forum.

Sam Kraynek has served as the Company’s Chief Financial officer since December 2004. Mr. Kraynek has been in the food business for over thirty years. He has been President and General Manager of the Rosarita Mexican Food Division of Beatrice Companies, General Manager of the Bakery Distribution Division of International Multifoods and Vice President of Sales and Marketing for Bay State Milling Company. Mr. Kraynek has a B.S. in accounting and started his career in public accounting. Mr. Kraynek has been with the Company for eight years.

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

At the present time, the Company does not have an independent member on the Board of Directors, or an audit committee financial expert, as those terms are defined by the Securities and Exchange Commission. The very small size of the Board, the small size of the Company and the remote location render it both difficult at this time to fulfill these requirements. In addition, our financial statements are relatively simple to read and understand. The current Board members have had years of experience with the Company and are familiar with its financial reporting and operations. The Company makes every attempt, in conjunction with our independent auditors, our attorneys and our Chief Financial Officer to assure that our filings and financial statements are fairly, clearly and accurately reported.

The Company has adopted a code of ethics that is applicable to all members of senior management and the Company’s employees. A copy of the code of ethics is listed in the exhibits to this report.

ITEM 10 EXECUTIVE COMPENSATION

The following table provides certain information concerning the compensation paid to the Company’s Chief Executive Officer and President for fiscal 2002, 2003 and 2004. All other Executive Officers received less than $100,000 in fiscal 2004.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year ($)	Salary ($)			Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Opts	LTIP Payouts	All Other Compensation
Paul Katzeff Chief Executive Off. and Director	2004 2002 2001	$ $ $	95,804 100,000 100,000	@	— — —	— — —	— — —	— — —	— — —	— — —

Joan Katzeff President and Director	2004 2003 2002	$ $ $	100,000 100,000 100,000		— — —	— — —	— — —	— — —	— — —	— — —

@	Mr. Katzeff receives use of a company-leased car, which he uses primarily for business purposes. Mr. Katzeff voluntarily reduced his compensation in October 2004 to offset the increased cost incurred by the Company in leasing a new vehicle to replace his prior company car. The salary reduction equals the additional cost of the new lease compared to the cost of the prior vehicle. See Auditor’s Report, Notes to Financial Statements, Note 6.

EQUITY COMPENSATION

The Company did not grant equity compensation, such as options, restricted stock awards or stock appreciation rights to any of the above named executive officers during fiscal 2004, 2003 or 2002. The Company does not have a long-term incentive plan.

COMPENSATION OF DIRECTORS

Members of the Board of Directors do not receive compensation for service on the Board.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2004, (i) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than five per cent of the Company’s Common Stock, (ii) by each of the named executive officers, (iii) by each of the Company’s directors and nominees, and (iv) by all directors and executive officers as a group. The Company believes that the person and entities named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable. The Company does not have an equity compensation plan.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percentage
Joan and Paul Katzeff(1) (Joan Katzeff, President) (Paul Katzeff, CEO) c/o Thanksgiving Coffee Co., Inc. POB 1918 Fort Bragg, CA 95437	977,000	(1)	78.9%

Roy Doughty Director c/o Thanksgiving Coffee Co., Inc. POB 1918Fort Bragg, CA 95437	200		0.02%

All directors and executive officers as a group (4 persons)	978,200	(1)	78.92%

(1)	Shares are originally issued, restricted and jointly owned by Joan Katzeff and Paul Katzeff.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases its corporate headquarters, warehouse and waterfront facilities from Joan and Paul Katzeff, who are directors and executive officers of the Company (the “Katzeffs”). The lease provided for monthly payments of $8,600 in fiscal 2003 and 2004, and the Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The Company also has an unsecured interest only note due on demand to the Katzeffs. The Katzeffs also guaranteed personally the Company’s note and line of credit with the Savings Bank of Mendocino. See Note 6 and Note 11 of “Notes to Financial Statements.” See “Liquidity and Capital Resources.”

Global Insights, of which Mr. Doughty, a director of the Company, is a principal, is a party to a one–year consulting agreement that commenced January 1, 2004 for the provision of specific business functions including a provision of shareholder relation services for $18,000 per year. Global Insights also received an additional $8,250 during fiscal 2004 for similar services provided outside the agreement. In 2003, Global Insights received an aggregate of $23,500 for similar services.

The Company carries insurance indemnifying its directors and certain officers and certain employees against certain liabilities by reason of their status or service as directors, officers or employees of the Company.

ITEM 13 EXHIBITS

3.1	Restated Articles of Incorporation of the Company.+

3.2	Bylaws of the Company.+

3.2.1	Amendment No. 1 to Bylaws of the Company, dated June 3, 1996.++

10.1	Business Loan Agreement dated as of September 5, 1995 by and between the Company and Wells Fargo Bank, N.A., as amended on August 11,1997.++

10.2	Lease agreements for the Company’s Fort Bragg facilities.++++

10.2.1	Extension of Term and Further Amendment to Lease Agreement dated April 1, 1992.+++++

10.2.2	Further Amendment to Lease Agreement dated July 1, 1992.+

10.2.3	Third Amendment to Lease Agreement dated July 1, 1994.+

10.2.4	Exercise Option to Extend Lease Agreement April 1, 1995.+

10.3	Lease Agreement for the Company’s Bakery in Mendocino.++++

10.4	Sample Coffee Purchase Agreement.+

10.5	Promissory Note issued by the Company to Joan and Paul Katzeff dated as of April 17, 1996.++++

10.6	Summary Plan Description of the Company’s Profit Sharing Plan. +++

10.8	Promissory Note issued by the Company to Joan and Paul Katzeff as of April 1, 2002.****

10.9	Promissory Note issued by the Company to Joan and Paul Katzeff as of November 15, 2003.*

10.10	License Agreement between the Company and the American Birding Association, Inc.

10.11	Promissory Note issued by the Company to the Savings Bank of Mendocino County.

10.12	Promissory Note issued by the Company to the Savings Bank of Mendocino County.

14.1	Code of Ethics*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of President Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No 33-96070-LA).
++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended March 31, 1998.
+++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended June 30, 1998.
++++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended September 30, 1998.
+++++	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 1998.
*	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2003
****	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended June 30, 2002.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company uses the firm of Sallmann, Yang & Alameda (SYA) to perform its annual audit, prepare the Company’s federal and state tax return and review the Company’s quarterly financial statements. The Company paid the following fees to SYA in 2003and 2004:

AUDIT FEES

2003	$38,500
2004	$42,000

AUDIT-RELATED FEE

None

TAX FEES

2003	$5,000
2004	$5,000

ALL OTHER FEES

None

There were no fees paid for and no work authorized other than for audit, quarterly review and tax services. SYA provides a proposal, including proposed fee, that is discussed by the Board of Directors and at the annual meeting of shareholders prior to ratification of the selection of SYA as the Company’s auditors.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date
/s/ Paul Katzeff	Chief Executive Officer (Principal Executive Officer) and Director	March 23, 2005
Paul Katzeff

/s/ Joan Katzeff	President and Director	March 23, 2005
Joan Katzeff

/s/ Roy Doughty	Director	March 23, 2005
Roy Doughty

/s/ Sam Kraynek	Chief Financial Officer (Principal Financial Officer)	March 23, 2005
Sam Kraynek

Financial Statements

Thanksgiving Coffee Company, Inc.

For the Years Ended December 31, 2004 and 2003

with Report of Independent Accountants

Thanksgiving Coffee Company, Inc.

Audited Financial Statements

For the Years Ended December 31, 2004 and 2003

Report of Independent Accountants

To The Board of Directors

Thanksgiving Coffee Company, Inc.

Fort Bragg, California

We have audited the accompanying balance sheets of Thanksgiving Coffee Company, Inc. (a California Corporation) as of December 31, 2004 and 2003 and the related statements of operations, retained earnings, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thanksgiving Coffee Company, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

SALLMANN, YANG & ALAMEDA

An Accountancy Corporation

/s/ SALLMANN, YANG & ALAMEDA

Pleasanton, California

March 1, 2005

Thanksgiving Coffee Company, Inc.

Balance Sheets

	December 31,
	2004	2003
Assets
Current assets
Cash	$111,556	$40,463
Accounts receivable	277,853	343,052
Inventories	452,537	409,698
Prepaid expenses	40,551	40,703
Deferred tax asset	3,400	39,300

Total current assets	885,897	873,216

Property and equipment
Property and equipment	2,827,793	2,664,598
Accumulated depreciation	(2,214,248)	(2,128,605)

Total property and equipment	613,545	535,993

Other assets
Deposits and other assets	60,181	52,379
Goodwill	171,773	171,773
Other intangibles, net of amortization	36,192	38,288
Deferred tax asset	78,700	44,300

Total other assets	346,846	306,740

Total assets	$1,846,288	$1,715,949

See accompanying notes and accountants’ report

Thanksgiving Coffee Company, Inc.

Balance Sheets

	December 31,
	2004	2003
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$421,994	$346,264
Notes payable - bank	23,841	246,319
Notes payable - other	12,834	9,566
Notes payable - shareholders	19,919	40,919
Capital lease obligations	43,806	20,853
Accrued liabilities	69,748	61,398

Total current liabilities	592,142	725,319

Long term debt
Notes payable - bank	334,159	145,313
Notes payable - other	34,268	13,646
Capital lease obligations	123,454	41,316

Total long term debt	491,881	200,275

Total liabilities	1,084,023	925,594

Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and oustanding	861,816	861,816
Additional paid in capital	24,600	24,600
Retained earnings (accumulated deficit)	(124,151)	(96,061)

Total shareholders’ equity	762,265	790,355

Total liabilities and shareholders’ equity	$1,846,288	$1,715,949

See accompanying notes and accountants’ report

Thanksgiving Coffee Company, Inc.

Statements of Operations

	For the Years ended December 31,
	2004	2003	2002
Income
Net sales	$4,891,992	$4,741,877	$5,010,650
Cost of sales	2,633,321	2,444,722	2,587,937

Gross profit	2,258,671	2,297,155	2,422,713

Operating expenses
Selling, general and administrative expenses	2,112,067	2,221,927	2,108,374
Depreciation and amortization	136,552	162,751	169,786

Total operating expenses	2,248,619	2,384,678	2,278,160

Operating income	10,052	(87,523)	144,553

Other income (expense)
Interest income	—	21	330
Covenant not to compete	—	(25,000)
Miscellaneous income (expense)	1,461	(5,945)	965
Gain on sale of equipment	93	—	628
Interest expense	(37,396)	(32,128)	(57,457)

Total other income (expense)	(35,842)	(63,052)	(55,534)

Income (loss) before income taxes	(25,790)	(150,575)	89,019
Income tax (expense) benefit	(2,300)	11,393	24,609

Net income (loss)	$(28,090)	$(139,182)	$113,628

Earnings (loss) per share (basic)	$(0.02)	$(0.11)	$0.09

Earnings (loss) per share (dilutive)	$(0.02)	$(0.11)	$0.09

See accompanying notes and accountants’ report

Thanksgiving Coffee Company, Inc.

Statements of Accumulated Deficit

	For the Years Ended December 31,
	2004	2003	2002
Retained earnings (deficit), beginning	$(96,061)	$43,121	$(70,507)
Net income (loss)	(28,090)	(139,182)	113,628

Retained earnings (accumulated deficit), ending	$(124,151)	$(96,061)	$43,121

See accompanying notes and accountants’ report

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

	For the Years ended December 31,
	2004	2003	2002
Operating activities
Net income (loss)	$(28,090)	$(139,182)	$113,628
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	157,931	177,009	191,185
Allowance for bad debts	(13,974)	12,077	974
Deferred income tax expense (benefit) (Increase) decrease in:	(1,500)	(12,193)	(25,409)
Accounts receivable	79,173	(42,196)	10,848
Inventories	(42,839)	(30,820)	592
Prepaid expenses	152	(11,751)	31,982
Deposits and other assets	(5,706)	(9,845)	3,647
Increase (decrease) in:
Accounts payable	75,730	43,361	(19,330)
Accrued liabilities	8,350	6,600	7,774

Net cash provided by (used in) operating activities	229,227	(6,940)	315,891

Investing activities
Purchases of property and equipment	(235,390)	(74,921)	(217,319)
Gain on sale of equipment	(93)	—	(628)
Proceeds from sale of equipment	—	—	2,389

Net cash used in investing activities	(235,483)	(74,921)	(215,558)

Financing activities
Proceeds from notes payable and capital leases	533,497	466,586	87,699
Repayments of notes payable and capital leases	(459,148)	(409,436)	(221,734)

Net cash provided by (used in) financing activities	74,349	57,150	(134,035)
Net increase (decrease) in cash	71,093	(24,711)	(33,702)
Cash at beginning of year	40,463	65,174	98,876

Cash at end of year	$111,556	$40,463	$65,174

See accompanying notes and accountants’ report

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

December 31, 2004 and 2003

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

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. As such, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards (FASB) No. 123, “Accounting for Stock-Based Compensation”, which establishes a fair value method of accounting for stock options and similar equity instruments. At present, there are no outstanding stock options that were granted to employees, and the Company has no plans to offer stock-based compensation to its employees or others.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets

As of January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (FASB) No. 142, Goodwill and Other Intangibles. Goodwill is assigned to a specific reporting unit and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the reporting unit’s carrying amount is greater than its fair value. Intangible assets with definite lives are amortized over their useful economic lives. Financial condition and results of operations in accordance with FASB Statement No. 142 are reflected in the accompanying 2004 and 2003 financial statements.

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

Retirement Plan

In 2003 the Company converted its existing profit sharing plan into a 401(k) savings plan. The plan covers substantially all Company employees and allows pre-tax contributions through a salary deferral program. Employer contributions are on a discretionary basis with substantially all employees eligible for allocation of employer contributions. Employees are 100% vested in amounts they contribute and vest over years of service in employer contributions. No employer contributions to the profit sharing/401(k) plan were made for the years ended December 31, 2004, 2003 and 2002, respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company’s policy is that fully vested vacation is accrued at each quarter end. The accrued liability for vacation pay was $6,500 and $11,300 as of December 31, 2004 and 2003, respectively and such amounts are included in accrued liabilities. Carryover paid sick days are not available, nor ever considered vested.

Advertising

Advertising costs are expensed as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of mail order solicitation and catalog costs. For years ending December 31, 2004 and 2003 the Company did not engage in any direct response advertising that would require capitalization. Advertising costs charged to expense were $26,879, $43,759 and $14,907 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

2. Accounts Receivable

Accounts receivable consist of the following:

	2004	2003
Accounts receivable	$281,540	$363,157
Due from employees	3,449	1,005

	284,989	364,162
Less: Allowance for doubtful accounts	(7,136)	(21,110)

	$277,853	$343,052

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables. Bad debt expense (recovery) for the years ended December 31, 2004, 2003 and 2002 was $(2,773), $24,508 and $3,224, respectively. The adjustment to the allowance account for the years ended December 31, 2004 and 2003 was $13,974 and $12,077, respectively.

3. Inventories

Inventories consist of the following:

	2004	2003
Coffee
Unroasted	$152,226	$157,078
Roasted	78,430	69,497
Tea	15,088	19,522
Packaging, supplies and other merchandise held for sale	206,793	163,601

Total inventories	$452,537	$409,698

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

4. Property and Equipment

Property and equipment consist of the following:

	2004	2003
Equipment	$1,531,115	$1,553,854
Furniture and fixtures	276,628	294,411
Leasehold improvements	421,811	420,121
Transportation equipment	168,695	123,936
Marketing equipment	14,077	18,427
Capitalized website development costs	166,861	148,506
Property held under capital leases	240,706	105,343

Total property and equipment	2,819,893	2,664,598
Accumulated depreciation	(2,206,348)	(2,128,605)

Property and equipment, net	$613,545	$535,993

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $155,835, $177,001 and $185,678, respectively.

5. Goodwill and Other Intangible Assets

As part of the adoption of Statement of Financial Accounting Standards (FASB) No. 142, Goodwill and Other Tangible Assets as of January 1, 2002, the Company no longer amortizes goodwill. The Company performed a test of impairment on goodwill which resulted in no impairment loss as of December 31, 2004 or 2003, respectively. Consequently, there was no change in the carrying value of goodwill in years ended December 31, 2004 or 2003.

Intangible assets subject to amortization consist of the following:

	2004	2003
Leasehold value	$67,000	$67,000
Trademark	5,127	5,127
Refinance cost	—	4,500

Total intangible assets	72,127	76,627
Accumulated amortization	(35,935)	(38,339)

Intangible assets, net	$36,192	$38,288

Amortization expense for the years ended December 31, 2004, 2003 and 2002 was $2,095, $6,962 and $5,558, respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6. Long Term Debt

	2004	2003
Notes Payable and Capital Lease Obligations

Note payable to Merrill Lynch, monthly installments of $4,687 plus interest at 3.3% over the one month LIBOR rate beginning August 1, 2003 (4.42% at December 31, 2003), final payment is due on July 1, 2007. The note payable and the Company’s credit line are collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee of up to $150,000 by Paul and Joan Katzeff.	$—	$201,562

Working capital line of credit ($200,000 maximum), payable to Merrill Lynch, interest only installments, at 3.3% over the one month LIBOR rate (4.42% at December 31, 2003), maturing June 30, 2004. The credit line and the Company’s note payable are collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee of up to $150,000 by Paul and Joan Katzeff.	—	190,707

Note payable to Savings Bank of Mendocino, monthly installments of $4,307.02 including interest at 3% over prime rate beginning January 1, 2005 (8.25% at December 31, 2004), final payment is due on December 1, 2009. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. This note is personally guaranteed by the Company’s majority shareholder.	358,000	—

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996. The shareholders had subordinated this note to all other notes payable in 2002.	19,919	19,919

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6. Long Term Debt (continued)

	2004	2003
Note Payable to Mercedes-Benz Credit payable in monthly installments of $691.46 including interest at 6.99%, secured by a vehicle, final payment due September 24, 2009. The CEO has reduced his compensation by $300 per month to offset the cost of the car to the Company.	$33,456	—

Note payable to majority shareholders, Paul & Joan Katzeff, payable in six monthly installments of $4,000 each and a seventh payment of $1,000, plus interest at 10% per annum. Final payment is due on May 15, 2004.	—	21,000

Note payable to Chase Manhattan Bank, payable in monthly installments of $324, including interest at 8.637%, secured by a vehicle, final payment due on October 26, 2004. The note is personally guaranteed by the Company’s majority shareholders.	—	3,118

Note payable to Chase Manhattan Bank, payable in monthly installments of $304, including interest at 9.90% secured by vehicle, final payment due on November 16, 2005. The note is personally guaranteed by the Company’s majority shareholders.	3,193	6,356

Note payable to Chrysler financing, payable in monthly installments of $335, including interest at 6.00% secured by vehicle, final payment due on October 30, 2007.	10,453	13,738

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6. Long Term Debt (continued)

	2004	2003
Capital Lease Obligations

Note payable to Avaya Financial Services, payable in monthly installments of $372, including interest at 12.00%, secured by equipment, final payment due on June 12, 2007.	$—	$12,677

Note payable to Avaya Financial Services, payable in monthly installments of $871.10, including interest at 12.00% secured by phone equipment, final payment due August 2009.	40,304	—

Note payable to Manifest Leasing, payable in monthly installments of $444, including interest at 12.909%, secured by equipment, final payment due March 2007.	10,238	14,249

Note payable to Axis Capital, payable in monthly installments of $709.19, including interest at 16.619% secured by store fixtures, final payment due September 14, 2009.	28,161	—

Note Payable to G.E. Capital payable in monthly installments of $1,354.53, including interest at 16.78%, secured by equipment, final payment due on March 1, 2009.	49,154	—

Note payable to US bancorp payable in monthly installments of $462, including interest at 14.237%, secured by equipment, final payment due on May 22, 2009.	18,094	—

Note payable to National Financial Services, payable in monthly installments of $1,414, including interest at 10.512%, secured by equipment, final payment due on May 10, 2006.	21,309	35,243

	592,281	517,932

Less current portion	(100,400)	(317,657)

Long term portion of notes payable	$491,881	$200,275

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6. Long Term Debt (continued)

Interest paid for the years ended December 31, 2004, 2003 and 2002 was $37,326, $32,128 and $57,457, respectively.

As of December 31, 2004, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate are as follows:

Years Ending December 31,
2005	$100,400
2006	75,014
2007	71,286
2008	74,164
2009 and thereafter	271,417

$592,281

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

7. Income Taxes

The components of the provision for income tax (expense) benefit are as follows:

	2004	2003	2002
Current tax (expense) - state	$(800)	$(800)	$(800)

Deferred tax (expense) benefit
Federal	(4,170)	9,750	27,466
State	2,670	2,443	(2,057)

Total deferred tax benefit	(1,500)	12,193	25,409

Net (expense) benefit for income taxes	$(2,300)	$11,393	$24,609

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7. Income Taxes (continued)

A reconciliation of the Company’s income tax benefit rate to the U.S. federal statutory rate is as follows:

	2004	2003	2002
Statutory income tax (expense) benefit rate	15.0%	15.0%	(15.0)%
Property and equipment differences	23.8%	(2.1)%	3.9%
Nondeductible expense	1.3%	(1.4)%	(3.1)%
Officers’ life insurance	(11.7)%	(2.0)%	(3.4)%
Net operating loss	(28.9)%	0.0%	19.0%
Net operating loss valuation adjustment	(7.0)%	0.0%	27.8%
Other	(1.1)%	(2.0)%	(1.5)%

Effective income tax (expense) benefit rate	(8.9)%	7.5%	27.7%

The primary components of temporary differences which give rise to the Company’s net deferred tax assets are as follows:

	2004	2003
Net operating loss and tax credit carryforwards	$104,700	$93,700
Depreciation and amortization	(22,000)	(15,500)
Other	(600)	5,400

Net deferred tax asset	$82,100	$83,600

At December 31, 2004 the Company has available unused contributions, manufacturers investment credit, and net operating loss carryforwards that may provide future tax benefits and that expire as follows:

Federal

Years Ending December 31,	Contributions	Net Operating Loss
2005	$12,067	$—
2006	758	—
2008	3,767	—
2009	5,295	—
2017	—	290,210
2018	—	128,576
2023	—	96,867
2024	—	49,714

	$21,887	$565,367

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7. Income Taxes (continued)

California

Years Ending December 31,	Manufacturers Investment Credit	Contributions	Net Operating Loss
2005	$—	$12,051	$64,341
2006	5,609	—	—
2008	4,382	3,767	—
2009	306	4,539	—
2010	1,082	—	—
2011	1,892	—	—
2012	59	—	—
2013	—	—	49,041

	$13,330	$20,357	$113,382

Income taxes paid for the years ended December 31, 2004, 2003 and 2002 were $800, $800 and $800, respectively.

8. Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancelable operating leases with terms ranging from three to five years.

As of December 31, 2004, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate are:

Years Ending December 31,
2005	$52,434
2006	38,722
2007	17,830
2008	4,695
2009	249
Thereafter	—

$113,930

Total operating lease payments for the years ended December 31, 2004, 2003 and 2002 were $53,178, $56,933 and $60,377, respectively.

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

No options were granted during years ended December 31, 2004, 2003 and 2002, respectively, and, accordingly, pro-forma income statement presentation as required under FASB Statement No. 123, “Accounting for Stock-Based Compensation” is not applicable.

10. Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The lease provides for periodic cost of living increases during the term of the lease, including the option periods. The Company exercised an option to renew for one five-year term on March 31, 1995. The lease has been extended for successive one year terms since March 31, 2000. The Company continues to hold options to renew the lease for three successive five year renewal periods when the current one-year term expires on March 31, 2004. Rental expense under the lease was $103,200 for each of the years ended December 31, 2004, 2003 and 2002. The Company presently intends to exercise all options under the terms of this lease.

The Company also leases a bakery establishment in Mendocino, California and warehouse premises in Santa Rosa, California under operating leases expiring in 2011 and 2005, respectively.

Rental expense under these operating leases was $54,445, $52,438 and $50,552 for the years ended December 31, 2004, 2003 and 2002, respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

10. Long Term Leases (continued)

As of December 31, 2004, minimum future rental payments under non-cancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years Ending December 31,
2005	$149,791
2006	151,110
2007	153,420
2008	78,450
2009	55,200
Thereafter	102,825

$690,796

11. Related Party Transactions

As of December 31, 2004 the Company has (i) one interest only note payable due on demand and (ii) a principal and interest note, in each case payable to Paul and Joan Katzeff (the Company’s majority shareholders). The Company also leases properties from its majority shareholders (see Note 10).

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Principal on notes	$—	$26,136	$53,720
Interest expense	$2,630	$4,050	$7,583
Rent expense	$103,200	$103,200	$103,200