Form 10QSB
period 2005-03-31
THANKSGIVING COFFEE CO INC
filed 2005-05-13
CIK 949852

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

As of May 13, 2005, there were 1,234,544 shares outstanding of common stock of the issuer.

Transitional Small Business Disclosure Format (check one):    Yes   ☐    No   ☒

THANKSGIVING COFFEE COMPANY, INC.

Thanksgiving Coffee Company, Inc.

Balance Sheets

Unaudited

	March 31,
	2005	2004
Assets
Current assets
Cash	$65,933	$19,958
Accounts receivable net of allowance	223,554	294,465
Inventories	405,540	388,800
Prepaid expenses	28,684	21,867
Deferred tax asset	3,400	39,300

Total current assets	727,111	764,390

Property and equipment
Property and equipment	2,735,444	2,666,401
Accumulated depreciation	(2,152,194)	(2,097,027)

Total property and equipment	583,250	569,374

Other assets
Deposits and other assets	60,332	60,907
Goodwill	171,773	171,773
Other intangibles, net of amortization	33,876	38,034
Deferred tax asset	78,700	44,300

Total other assets	344,681	315,014

Total assets	$1,655,042	$1,648,778

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Balance Sheets

Unaudited

	March 31,
	2005	2004
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$346,945	$337,718
Notes payable - bank	25,214	252,406
Notes payable - other	20,004	8,654
Notes payable - shareholders	19,919	28,919
Capital lease obligations	37,269	28,486
Accrued liabilities	52,071	34,277

Total current liabilities	501,422	690,460

Long term debt
Notes payable - bank	327,431	131,250
Notes payable - other	62,317	12,081
Capital lease obligations	81,107	83,256

Total long term debt	470,855	226,587

Total liabilities	972,277	917,047

Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(203,651)	(154,685)

Total shareholders’ equity	682,765	731,731

Total liabilities and shareholders’ equity	$1,655,042	$1,648,778

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Operations

Unaudited

	For the Three Months Ended March 31,
	2005	2004
Income
Net sales	$1,133,766	$1,095,269
Cost of sales	639,152	570,687

Gross profit	494,614	524,582

Operating expenses
Selling, general and administrative expenses	519,302	541,653
Depreciation and amortization	37,995	33,652

Total operating expenses	557,297	575,305

Operating loss	(62,683)	(50,723)

Other income (expense)
Miscellaneous income (expense)	(1,087)	2,128
Loss on sale of equipment	(1,758)	(107)
Interest expense	(13,172)	(9,122)

Total other income (expense)	(16,017)	(7,101)

Loss before income taxes	(78,700)	(57,824)
Income tax expense	(800)	(800)

Net loss	$(79,500)	$(58,624)

Loss per share (basic)	$(0.064)	$(0.047)

Loss per share (dilutive)	$(0.064)	$(0.047)

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Accumulated Deficit

Unaudited

	March 31,
	2005	2004
Accumulated deficit, beginning of period	$(124,151)	$(96,061)
Net loss	(79,500)	(58,624)

Accumulated deficit, end of period	$(203,651)	$(154,685)

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

Unaudited

	For the Three Months Ended March 31,
	2005	2004
Operating activities
Net loss	$(79,500)	$(58,624)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	41,256	38,867
Allowance for bad debts	(2,202)	(739)
(Increase) decrease in:
Accounts receivable	56,501	38,752
Inventories	46,997	20,898
Prepaid expenses	11,068	18,836
Deposits and other assets	(151)	2,046
Increase (decrease) in:
Accounts payable	(75,049)	(8,546)
Accrued liabilities	(17,677)	(27,121)

Net cash provided by (used in) operating activities	(18,757)	24,369

Investing activities
Purchases of property and equipment	(9,711)	(72,093)
Proceeds from sale of equipment/disposal	1,865	98

Net cash provided by (used in) investing activities	(7,846)	(71,995)

Financing activities
Proceeds from notes payable and capital leases	—	60,845
Repayments of notes payable and capital leases	(19,020)	(33,724)

Net cash provided by (used in) financing activities	(19,020)	27,121

Decrease in cash	(45,623)	(20,505)
Cash at beginning of period	111,556	40,463

Cash at end of period	$65,933	$19,958

Supplemental disclosure of cash flow information:

Interest paid for the three month periods ended March 31, 2005 and 2004 were $13,167 and $9,122 respectively.

Income taxes paid for the three month periods ended March 31, 2005 and 2004 were $800.

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

March 31, 2005 and 2004

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

Stock Based Compensation

At present there are no outstanding stock options that were granted to employees and the Company has no plans to offer stock-based compensation to its employees or others.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

1.	Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets (continued)

As of January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (FASB) No. 142, Goodwill and Other Intangibles. Goodwill is assigned to a specific reporting unit and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the reporting unit’s carrying amount is greater than its fair value. Intangible assets with definite lives are amortized over their useful economic lives. Financial condition and results of operations in accordance with FASB Statement No. 142 are reflected in accompanying 2005 and 2004 financial statements.

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

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company’s policy is that fully vested vacation is accrued at each quarter end. The accrued liability for vacation pay was $11,250 as of March 31, 2005 and such amount is included in accrued liabilities. Carryover paid sick days are not available, nor ever considered vested.

Advertising

Advertising costs are expensed as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of mail order solicitation and catalog costs. For the three months ended March 31, 2005 the Company did not engage in any direct response advertising that would require capitalization. Advertising costs charged to expense were $6,778 for the three months ended March 31, 2005.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

2.	Accounts Receivable

Accounts receivable at March 31, 2005 consisted of the following:

Accounts receivable	$228,489
Less: allowance for doubtful accounts	(4,935)

$223,554

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables. Bad debt recovery for the three months ended March 31, 2005 was $2,202.

3.	Inventories

Inventories at March 31, 2005 consisted of the following:

Coffee
Unroasted	$89,202
Roasted	43,216
Tea	15,135
Packaging, supplies and other merchandise held for sale	257,987

Total inventories	$405,540

4.	Property and Equipment

Property and equipment at March 31, 2005 consisted of the following:

Equipment	$1,465,105
Furniture and fixtures	258,162
Leasehold improvements	423,358
Transportation equipment	167,875
Marketing equipment	166,162
Capitalized website development costs	14,077
Property held under capital leases	240,705

Total property and equipment	2,735,444
Accumulated depreciation	(2,152,194)

Property and equipment, net	$583,250

Depreciation expense for the three months ended March 31, 2005 was $41,256.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

5.	Goodwill and Other Intangible Assets

As part of the adoption of Statement of Financial Accounting Standards (FASB) No. 142, Goodwill and Other Tangible Assets as of January 1, 2002, the Company no longer amortizes goodwill. The Company performed a test of impairment on goodwill that resulted in no impairment loss as of December 31, 2004. Consequently, there was no change in the carrying value of goodwill in the three months ended March 31, 2005.

Intangible assets subject to amortization consisted as of March 31, 2005 of the following:

Leasehold value	$67,000
Trademarks	5,127

Total intangible assets	72,127
Accumulated amortization	(38,251)

Other intangibles, net of amortization	$33,876

Amortization expense for the three months ended March 31, 2005 was $2,317.

6.	Long Term Debt

Notes Payable
Note payable to Savings Bank of Mendocino, payable in monthly installments of $4,307 plus interest at 3% over prime rate beginning January 1, 2005 (7.75% at March 31, 2005), final payment is due on December 1, 2009. The note payable is collaterized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee Company’s majority shareholders.	$352,645

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996. Shareholders note is subordinated to all other notes payable.	19,919

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6.	Long Term Debt (continued)

    Notes Payable (continued)

Note payable to Mercedes-Benz, payable in monthly installments of $691, including interest at 6.99%, secured by a vehicle, final payment due on September 24, 2009.	$31,958

Note payable to Chase Manhattan Bank, payable in monthly installments of $304, including interest at 9.90% secured by a vehicle, final payment due on November 16, 2005. The note is personally guaranteed by the Company’s majority shareholders.	2,352

Note payable to Chrysler financing, payable in monthly installments of $335, including interest at 6.00% secured by vehicle, final payment due October 30, 2007.	9,600

Capital Lease Obligations

Note payable to National Financial Services, payable in monthly installments of $1,414, including interest at 10.512%, secured by equipment, final payment due on May 10, 2006.	17,592

Note payable to Manifest Leasing, payable in monthly installments of $444, including interest at 12.203%, secured by equipment, final payment due on March 1, 2007.	9,207

Note payable to Avaya Financial Services, payable in monthly installments of $824, including interest at 5.855%, secured by equipment, final payment due on August 2009.	38,412

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6.	Long Term Debt (continued)

    Capital Lease Obligations (continued)

Note payable to Nationwide Funding, LLC payable in monthly installments of $1,355, including interest at 16.78%, secured by equipment, final payment due on March 1, 2009.	$47,125

Note payable to Axis Capital, payable in monthly installments of $709, including interest at 15.473% secured by store fixtures, final payment due September 14, 2009.	27,109

Note payable to Nationwide Funding, LLC payable in monthly installments of $462, including interest at 14.237%, secured by equipment, final payment due on May 22, 2009.	17,344

573,261
Less current portion	(102,406)

Long term portion of notes payable	$470,855

Interest paid for the three months ended March 31, 2005 was $13,167.

As of March 31, 2005, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Years Ending December 31,
2005	$81,380
2006	75,014
2007	71,286
2008	74,164
2009 and thereafter	271,417

$573,261

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7.	Income Taxes

The components of the provision for income tax as of March 31, 2005 are as follows:

Current tax (expense) - state	$(800)

The primary components of temporary differences which give rise to the Company’s net deferred tax assets are as follows:

Net operating loss and tax credit carryforwards	$104,700
Depreciation and amortization	(22,000)
Other	(600)

Net deferred tax asset	$82,100

At March 31, 2005 the Company had available unused contributions, manufacturers investment credit, and net operating loss carryforwards that may provide future tax benefits and that expire as follows:

Federal

Years ended December 31,	Contributions	Net Operating Loss	Total
2005	$12,067	$—	$12,067
2006	758	—	758
2008	3,767	—	3,767
2009	5,295	—	5,295
2017	—	290,210	290,210
2018	—	128,576	128,576
2023	—	96,867	96,867
2024	—	49,714	49,714

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7.	Income Taxes (continued)

California

Years Ending December 31,	Manufacturers Investment Credit	Contributions	Net Operating Loss	Total
2005	$—	$12,051	$64,341	$76,392
2006	5,609	—	—	5,609
2008	4,382	3,767	—	8,149
2009	306	4,539	—	4,845
2010	1,082	—	—	1,082
2011	1,892	—	—	1,892
2012	59	—	—	59
2013	—	—	49,041	49,041

	$13,330	$20,357	$113,382	$147,069

Income taxes paid for the three months ended March 31, 2005 were $800.

8.	Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancelable operating leases with terms ranging from five to six years.

As of March 31, 2005, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

Years Ending December 31,
2005	$38,631
2006	39,143
2007	17,890
2008	4,755
2009 thereafter	254

$100,673

Total operating lease payments for the three months ended March 31, 2005 were $12,866.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

9.	Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The lease provides for periodic cost of living increases during the term of the lease, including the option periods. The Company exercised an option to renew for one five-year term on March 31, 1995. The lease has been extended for successive one year terms since March 31, 2000. The Company continues to hold options to renew the lease for three successive five year renewal periods. Rental expense under the lease was $25,800 for the three months ended March 31, 2005. The Company intends to exercise all options under the terms of this lease.

The Company also leases a bakery establishment in Mendocino, California and warehouse premises in Santa Rosa, California under operating leases expiring in 2011 and 2009, respectively. Rental expense under these operating leases was $13,782 for the three months ended March 31, 2005.

As of March 31, 2005, minimum future rental payments under non-cancelable facilities operating leases for each of the next five years and in the aggregate were as follows:

Years Ending December 31,
2005	$112,343
2006	151,110
2007	153,420
2008	78,450
2009 thereafter	158,025

$653,348

10.	Related Party Transactions

As of March 31, 2005, the Company has one interest-only note payable due on demand, payable to Paul and Joan Katzeff (the Company’s majority shareholders). The Company also leases properties from its majority shareholders (see Note 9). The Company’s majority shareholders also guarantee certain notes payable of the Company (see Note 6).

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the three months ended March 31, 2005 were as follows:

Interest expense	$658
Rent expense	$25,800

THANKSGIVING COFFEE COMPANY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These statements relate to, among other things, sources of liquidity and capital (see Liquidity and Capital Resources). Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green beans, continued competition within the Company’s businesses, variances from budgeted sales mix and growth rate, consumer acceptance of the Company’s products, inability to secure adequate capital to fund its operating expenses and working capital requirements, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement the Company’s sales goals, natural disasters, civil unrest in countries which produce coffee and tea, weather and other risks identified herein. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this Quarterly Report on Form 10-QSB.

SUMMARY

Sales of the Company have eroded over the last four years due to increased competition, customer attrition and customers roasting green beans for their own use. The Company made several changes in 2004 in an effort to reverse this negative trend including reducing distribution routes serviced by its own trucks and increasing its use of outside distributors and direct shipment to customers (via UPS or other common carriers). It also added a northern California chain as a customer serviced by a distributor. Nonetheless, the effect of these changes on the Company’s business in the first three months of 2005 was extremely limited. Because of the limited impact of theses changes, as well as the increase in cost of sales and other factors noted herein, there can be no assurances that the Company will be profitable in any future period, and, as a consequence, the Company is considering various strategic alternatives.

The Company enjoyed favorable margins through the middle of 2004, because of the low price of green beans. Although the Company pays substantially more for its product than the market price because of the quality, organic nature of many of its lines and the fact that it uses fair-traded coffees, it still was able to purchase green beans at low prices. During the last six months of 2004, however, the world price of coffee more than doubled, eroding margins. The price has continued to rise in 2005, but has begun to level off recently. If green bean prices do not decline or continue to rise, whether as a consequence of inclement weather in a major producing area or any other event that effects coffee pricing, it would have a negative impact on the Company and its margins.

The Company has a revolving line of credit and a term debt facility with the Savings Bank of Mendocino. The term debt is a five-year note due in December 1, 2009, and the line of credit is renewed annually. If the credit line should not be renewed, the stability of the Company’s business would be in question. “See Liquidity and Capital Resources.”

Results of Operations

March 31, 2005 versus March 31, 2004

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$38,497	3.5%
Cost of Sales	$68,465	12%
Gross Margin	(4.2)%	(9.1)%
Selling, G&A Expense	$(22,351)	(4.3)%
Depreciation And Amortization	$4,343	12.9%
Interest Expense	$4,050	44.4%
Net Income(Loss)	$21,676

Consolidated net sales for the three months ended March 31, 2005 were $1,133,766 up 3.5% or $38,497 when compared with net sales of $1,095,269 for the same period in fiscal 2004.

Distribution revenues (e.g., revenues generated on our own truck distribution) were flat for the three month period ended March 31, 2005 when compared with the same period in fiscal 2004. However, distribution revenues in the first three months of 2004 included revenue generated by three truck routes that were discontinued and replaced by direct shipment or distributor service prior to the first quarter of 2005. Thus, distribution revenues for the first quarter of 2005 were generated by three fewer truck routes. The Company continues to test the concept of direct delivery and the use of distributors.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were flat for the quarter compared to the same period last year. An increase of $33,000 in accounts that were formerly serviced directly by the Company’s trucks and new accounts serviced by distributors added in 2004 was offset by a $32,000 reduction in one national account.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) decreased nearly $2,000 or 2%, for the three months ended March 31, 2005 when compared to the same period in 2004. The traditional mail order component was down $7,000 while Internet sales were up $5,000 for the quarter when compared to the same period last year.

Sales at the Company’s bakery operation were up $41,000 or 30% for the quarter ended March 31, 2005 when compared to the same period in last year. Part of the increase is attributable to the Company having closed the bakery for repairs for approximately one week in the first quarter of 2004, but the Company also attributes a portion of the increase to a perceived increase in tourist business in the Mendocino market.

Consolidated cost of sales for the three months ended March 31, 2005 were $639,152 up 12% when compared with the cost of sales of $570,687 for the same period in 2004. This increase was primarily a result of higher green bean prices of 11.1% or $30,000 for the quarter and an increase of $25,000 in the bakery cost of sales because of higher volume.

Consolidated gross margin (gross profit as a percentage of net sales) for the three months ended September 30, 2004 was 43.63%, down 9% when compared with gross margin of 47.9% for the same period in 2004. Higher per pound green bean costs together with higher sales at the bakery (which has a lower gross margin than the Company’s coffee and tea business) resulted in lower gross margins for the quarter. There can be no assurances that the Company will be able to obtain lower per pound bean costs in the future or be otherwise able to maintain or increase its gross margin.

Consolidated selling, general and administrative expenses were $519,302 for the three months ended March 31, 2005, a 4.1% decrease when compared with the selling, general and administrative expenses of $541,653 for the same period in 2004. The decrease was due to a $2,000 reduction in bad debt expense because of fewer write-offs, and a reduction in truck route distribution expenses of $20,000 because of the previously discussed changes in the Company’s method of distribution.

Depreciation and amortization expenses for the three months ended March 31, 2005, were $37,995, a 6.4% increase, or $4,050, when compared to depreciation and amortization expenses of $33,652 for the same period in fiscal 2004. The increase was a result of depreciable assets added in 2004.

Interest expense for the three months ended March 31, 2005 was $13,172, a 44.4% increase from interest expense of $9,122 for the same period in 2004. The increase in interest was a result of slightly higher loan balances and higher interest rates. The Savings Bank of Mendocino, from which the Company currently has a term note and a line of credit, uses the Prime Rate while Merrill Lynch, from which the Company obtained financing in the first quarter of 2004, used LIBOR rates, representing a difference of about three percent.

As a result of the foregoing factors, the Company had a consolidated net loss of $79,500 for the three months ended March 31, 2005, compared to a $57,824 consolidated net loss for the same period in 2004. Because of the increase in cost of sales as well as other factors noted herein, there can be no assurances that the Company will be profitable in any future period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, the Company had working capital of $225,689 versus working capital of $73,930 as of March 31, 2004. This increase in working capital is due to refinancing the Merrill Lynch credit line and long-term debt, which the Company had in place in the first quarter of 2004, with a credit line and term note with the Savings Bank of Mendocino. The Savings Bank of Mendocino amortizes the debt over ten years with a balloon after five years, while the Merrill Lynch credit line was current (I e. Not amortized over time).

Net cash used by operating activities was $18,757 for the three months ended March 31, 2005, compared to $24,369 provided by operating activities for the three months ended March 31, 2004. The decrease in cash provided by operating activities in the first three months of 2005 was the result of a larger loss this year compared to the same period in fiscal 2004 of nearly $20,000 plus a reduction in payables partially offset by lower receivables and inventories.

Cash used by investing activities was $7,846 for the three months ended March 31, 2005 compared to $71,995 used in investing activities in the same period in 2004. The Company made substantial capital expenditures last year versus only a nominal amount thus far in 2005.

Net cash used by financing activities for the three months ended March 31, 2005 was $19,020 compared to cash provided by financing activities of $27,121 during the same period in 2004. The change in cash used by financing activities during this year was a result of extension of the debt repayment coupled with the increase in financing last year through the Merrill Lynch credit line (See below and Note 6 of Notes to Financial Statements).

Because of a higher cash balance at January 1, 2005, offset by a use of cash operationally, cash at March 31, 2005 was $65,933 compared to cash during the same period in 2004 of $19,958.

In November 2004, the Company refinanced its note and credit line with Merrill Lynch by securing a term note with the Savings Bank of Mendocino. This new note is amortized over ten years and is payable in five years with a balloon payment on December 1, 2009 at 3% over the prime rate. The rate was 7.75% at March 31, 2005. The new note is collateralized by the Company’s accounts receivable, inventory, equipment, instruments, general intangibles and contract right. This new note is personally guaranteed by the Company’s majority shareholders. (See Note 6 of Notes to the Financial Statements).

The Company has also a $30,000 line of credit with the Savings Bank of Mendocino. The credit line is interest only payments renewable annually at 3% over the prime rate. Prime rate was 7.75% at March 31, 2005. The credit line is collateralized by a security interest of first priority in all accounts receivable, inventory equipment, instruments, general intangibles and contract rights. The line of credit is personally guaranteed by the Company’s majority shareholders. At March 31, 2005, there were no amounts borrowed on this line.

The Company had a loan outstanding for $19,919 at March 31, 2005, payable to the majority shareholders Joan and Paul Katzeff in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996.

At March 31, 2005, the Company had total borrowings of $573,261 including $352,645 owing to the Savings Bank of Mendocino. This compares to total borrowings of $545,052 as of March 31, 2004, including $383,656 outstanding to Merrill Lynch at that time.

For long-term debt, see Note 6 of the Notes to Financial Statements. For operating leases, see Note 8 of the Notes to Financial Statements. For real estate leases, see Note 9 and Note 10 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$573,261	$81,380	$146,300	$345,581	$—
Operating Leases	100,673	38,631	57,033	5009
Real Estate Leases	653,348	112,343	304,530	78,450	158,025
Total Cash Obligations	$1,327,282	$232,354	$507,863	$429,040	$158,025

SEASONALITY AND OTHER FACTORS AFFECTING PERFORMANCE

The Company’s business remains seasonal in nature. Some green bean coffees used by the Company are only available, and thus are purchased, in the first two quarters of the year creating a high use of cash and a build up in inventories in the first two quarters, with a corresponding decrease in inventory and increase in cash in the last quarter. Additionally, the Company historically has had increased sales in the fourth quarter. Because of the seasonality of the Company’s business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Furthermore, past seasonal patterns are not necessarily indicative of future results.

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s controls over financial reporting during the first quarter of 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Part II – Other Information

ITEM 1.	LEGAL PROCEEDINGS

-None-

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

- None –

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

- None –

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- None -

ITEM 5.	OTHER INFORMATION

- None –

ITEM 6.	EXHIBITS

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification pursuant to Rule 13a-14 (a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (President).

31.3	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (President).

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Paul Katzeff Paul Katzeff	Chief Executive Officer	May 13, 2005

/s/ Joan Katzeff Joan Katzeff	President	May 13, 2005