Form 10QSB
period 2005-06-30
THANKSGIVING COFFEE CO INC
filed 2005-08-12
CIK 949852

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☒    No  ☐

As of August 12, 2005, there were 1,236,744 shares outstanding of common stock of the issuer.

Transitional Small Business Disclosure Format (check one):

Yes  ☐    No  ☒

THANKSGIVING COFFEE COMPANY, INC.

INDEX

PART I. FINANCIAL INFORMATION

Thanksgiving Coffee Company, Inc.

Balance Sheets

Unaudited

	June 30,
	2005	2004
Assets
Current assets
Cash	$49,066	$29,569
Accounts receivable net of allowance	207,516	301,973
Inventories	438,492	385,402
Prepaid expenses	21,299	37,783
Deferred tax asset	3,400	39,300

Total current assets	719,773	794,027
Property and equipment
Property and equipment	2,747,198	2,696,899
Accumulated depreciation	(2,191,897)	(2,134,198)

Total property and equipment	555,301	562,701
Other assets
Deposits and other assets	59,932	60,307
Goodwill	171,773	171,773
Other intangibles, net of amortization	32,660	37,781
Deferred tax asset	78,700	44,300

Total other assets	343,065	314,161

Total assets	$1,618,139	$1,670,889

Thanksgiving Coffee Company, Inc.

Balance Sheets

Unaudited

	June 30,
	2005	2004
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$372,931	$400,828
Line of credit - bank	24,000	194,688
Notes payable - bank	21,710	56,250
Notes payable - other	19,422	7,982
Notes payable - shareholders	19,918	19,919
Capital lease obligations	35,985	32,394
Accrued liabilities	71,910	57,611

Total current liabilities	565,876	769,672
Long term debt
Notes payable - bank	324,860	117,187
Notes payable - other	57,729	10,226
Capital lease obligations	73,526	91,935

Total long term debt	456,115	219,348

Total liabilities	1,021,991	989,020
Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(290,268)	(204,547)

Total shareholders’ equity	596,148	681,869

Total liabilities and shareholders’ equity	$1,618,139	$1,670,889

Thanksgiving Coffee Company, Inc.

Statements of Operations

Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Income
Net sales	$1,130,347	$1,151,982	$2,264,113	$2,247,251
Cost of sales	617,392	652,490	1,256,544	1,223,177

Gross profit	512,955	499,492	1,007,569	1,024,074
Operating expenses
Selling, general and administrative expenses	551,261	506,922	1,070,563	1,048,575
Depreciation and amortization	35,931	32,290	73,926	65,942

Total operating expenses	587,192	539,212	1,144,489	1,114,517

Operating loss	(74,237)	(39,720)	(136,920)	(90,443)
Other income (expense)
Miscellaneous income (expense)	740	(1,591)	(347)	537
Gain (loss) on sale of equipment	(195)	200	(1,953)	93
Interest expense	(12,925)	(8,751)	(26,097)	(17,873)

Total other income (expense)	(12,380)	(10,142)	(28,397)	(17,243)

Loss before income taxes	(86,617)	(49,862)	(165,317)	(107,686)
Income tax expense	—	—	(800)	(800)

Net loss	$(86,617)	$(49,862)	$(166,117)	$(108,486)

Loss per share (basic)	$(0.070)	$(0.040)	$(0.134)	$(0.088)

Loss per share (dilutive)	$(0.070)	$(0.040)	$(0.134)	$(0.088)

Thanksgiving Coffee Company, Inc.

Statements of Accumulated Deficit

Unaudited

	June 30,
	2005	2004
Accumulated deficit, beginning of period	$(124,151)	$(96,061)
Net loss	(166,117)	(108,486)

Accumulated deficit, end of period	$(290,268)	$(204,547)

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

Unaudited

	For the Six Months Ended June 30,
	2005	2004
Operating activities
Net loss	$(166,117)	$(108,486)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	84,835	65,942
Allowance for bad debts	(2,445)	—
Loss on disposition of equipment	1,953	—
(Increase) decrease in:
Accounts receivable	72,782	30,505
Inventories	14,046	24,296
Prepaid expenses	19,252	2,920
Deposits and other assets	249	2,646
Increase (decrease) in:
Accounts payable	(49,063)	54,564
Accrued liabilities	2,162	(3,787)

Net cash provided by (used in) operating activities	(22,346)	68,600
Investing activities
Purchases of property and equipment	(32,510)	(92,237)
Proceeds from sale of equipment/disposal	7,497	93

Net cash provided by (used in) investing activities	(25,013)	(92,144)
Financing activities
Proceeds from notes payable and capital leases	24,000	79,107
Repayments of notes payable and capital leases	(39,131)	(66,457)

Net cash provided by (used in) financing activities	(15,131)	12,650
Decrease in cash	(62,490)	(10,894)
Cash at beginning of period	111,556	40,463

Cash at end of period	$49,066	$29,569

Supplemental disclosure of cash flow information:

Interest paid for the six month periods ended June 30, 2005 and 2004 were $26,097 and $17,874 respectively.

Income taxes paid for the six month periods ended June 30, 2005 and 2004 were $800 and $800 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

June 30, 2005 and 2004

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

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company’s policy is that fully vested vacation is accrued at each quarter end. The accrued liability for vacation pay was $13,000 as of June 30, 2005 and such amount is included in accrued liabilities. Carryover paid sick days are not available, nor ever considered vested.

Advertising

Advertising costs are expensed as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of mail order solicitation and catalog costs. For the six months ended June 30, 2005 the Company did not engage in any direct response advertising that would require capitalization. Advertising costs charged to expense were $12,417 for the six months ended June 30, 2005.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

1.	Summary of Significant Accounting Policies (continued)

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

2.	Accounts Receivable

Accounts receivable at June 30, 2005 consisted of the following:

Accounts receivable	$212,694
Less: allowance for doubtful accounts	(5,179)

$207,516

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables. Bad debt recovery for the six months ended June 30, 2005 was $0.

3.	Inventories

Inventories at June 30, 2005 consisted of the following:

Coffee
Unroasted	$119,259
Roasted	88,483
Tea	14,840
Packaging, supplies and other merchandise held for sale	215,910

Total inventories	$438,492

4.	Property and Equipment

Property and equipment at June 30, 2005 consisted of the following:

Equipment	$1,474,757
Furniture and fixtures	258,162
Leasehold improvements	423,358
Transportation equipment	167,875
Marketing equipment	166,162
Capitalized website development costs	16,179
Property held under capital leases	240,706

Total property and equipment	2,747,198
Accumulated depreciation	(2,191,897)

Property and equipment, net	$555,301

Depreciation expense for the six months ended June 30, 2005 was $70,415.

5.	Goodwill and Other Intangible Assets

As part of the adoption of Statement of Financial Accounting Standards (FASB) No. 142, Goodwill and Other Tangible Assets as of January 1, 2002, the Company no longer amortizes goodwill. The Company performed a test of impairment on goodwill that resulted in no impairment loss as of December 31, 2004. Consequently, there was no change in the carrying value of goodwill in the six months ended June 30, 2005.

Intangible assets subject to amortization consisted as of June 30, 2005 of the following:

Leasehold value	$67,000
Trademarks	5,127

Total intangible assets	72,127
Accumulated amortization	(39,467)

Other intangibles, net of amortization	$32,660

Amortization expense for the six months ended June 30, 2005 was $14,420.

6.	Long Term Debt

Notes Payable

Note payable to Savings Bank of Mendocino, payable in monthly installments of $4,307 plus interest at 3% over prime rate beginning January 1, 2005 (8.75% at June 30, 2005), final payment is due on December 1, 2009. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee Company’s majority shareholders.	$346,570

Note payable to Savings Bank of Mendocino, interest payable in monthly installments at 3% over prime rate beginning January 1, 2005 (8.75% at June 30, 2005). The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangible and contract rights along with a personal guarantee from company’s majority shareholders.	24,000

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996. Shareholders note is subordinated to all other notes payable.	19,918

Note payable to Mercedes-Benz, payable in monthly installments of $691, including interest at 6.99%, secured by a vehicle, final payment due on September 24, 2009.	30,433

Note payable to Chase Manhattan Bank, payable in monthly installments of $304, including interest at 9.90% secured by a vehicle, final payment due on November 16, 2005. The note is personally guaranteed by the Company’s majority shareholders.	1,490

Note payable to Chrysler financing, payable in monthly installments of $335, including interest at 6.00% secured by vehicle, final payment due October 30, 2207.	8,735

6.	Long Term Debt (continued)

Capital Lease Obligations

Note payable to National Financial Services, payable in monthly installments of $1,414, including interest at 10.512%, secured by equipment, final payment due on May 10, 2006	$13,776

Note payable to Manifest Leasing, payable in monthly installments of $444, including interest at 12.203%, secured by equipment, final payment due on March 1, 2007.	8,143

Note payable to Avaya Financial Services, payable in monthly installments of $824, including interest at 5.855%, secured by equipment, final payment due on August 2009.	$36,492

Note payable to Nationwide Funding, LLC payable in monthly installments of $1,355, including interest at 16.78%, secured by equipment, final payment due on March 1, 2009.	45,009

Note payable to Axis Capital, payable in monthly installments of $709, including interest at 15.473% secured by store fixtures, final payment due September 14, 2009.	26,016

Note payable to Nationwide Funding, LLC payable in monthly installments of $462, including interest at 14.237%, secured by equipment, final payment due on May 22, 2009.	16,566

577,152
Less current portion	(121,035)

Long term portion of notes payable	$456,117

Interest paid for the six months ended June 30, 2005 was $26,097.

6.	Long Term Debt (continued)

As of June 30, 2005, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Years Ending December 31,
2005	$81,271
2006	79,014
2007	71,286
2008	74,164
2009	271,417
Thereafter	—

$577,152

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

7.	Income Taxes

The components of the provision for income tax as of June 30, 2005 are as follows:

Current tax (expense) - state	$(800)

The primary components of temporary differences which give rise to the Company’s net deferred tax assets are as follows:

Net operating loss and tax credit carryforwards	$104,700
Depreciation and amortization	(22,000)
Other	(600)

Net deferred tax asset	$82,100

7.	Income Taxes (continued)

At June 30, 2005 the Company had available unused contributions, manufacturers’ investment credit, and net operating loss carryforwards that may provide future tax benefits and that expire as follows:

Federal

Years Ending December 31,	Contributions	Loss	Total
2005	$12,067	$—	$12,067
2006	758	—	758
2008	3,767	—	3,767
2009	5,295	—	5,295
2017	—	290,210	290,210
2018	—	128,576	128,576
2023	—	96,867	96,867
2024	—	49,714	49,714

	$21,887	$565,367	$587,254

California

Years Ending December 31,	Manufacturers Investment Credit	Contributions	Net Operating Loss	Total
2005	$—	$12,051	$64,341	$76,392
2006	5,609	—	—	5,609
2008	4,382	3,767	—	8,149
2009	306	4,539	—	4,845
2010	1,082	—	—	1,082
2011	1,892	—	—	1,892
2012	59	—	—	59
2013	—	—	49,041	49,041

	$13,330	$20,357	$113,382	$147,069

Income taxes paid for the six months ended June 30, 2005 were $800.

8.	Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancelable operating leases with terms ranging from five to six years.

8.	Operating Leases (continued)

As of June 30, 2005, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

Years Ending December 31,
2005	$51,856
2006	39,491
2007	18,238
2008	5,104
2009	705
Thereafter	—

$115,394

Total operating lease payments for the six months ended June 30, 2005 were $25,732.

9.	Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The lease provides for periodic cost of living increases during the term of the lease, including the option periods. The Company exercised an option to renew for one five-year term on March 31, 1995. The lease has been extended for successive one-year terms since March 31, 2000. The Company continues to hold options to renew the lease for three successive five-year renewal periods. Rental expense under the lease was $51,600 for the six months ended June 30, 2005. The Company intends to exercise all options under the terms of this lease.

The Company also leases a bakery establishment in Mendocino, California and warehouse premises in Santa Rosa, California under operating leases expiring in 2011 and 2009, respectively. Rental expense under these operating leases was $27,564 for the six months ended June 30, 2005.

9.	Long Term Leases (continued)

As of June 30, 2005, minimum future rental payments under non-cancelable facilities operating leases for each of the next five years and in the aggregate were as follows:

Years Ending December 31,
2005	$112,343
2006	151,110
2007	153,420
2008	78,450
2009	55,200
Thereafter	102,825

$653,348

10.	Related Party Transactions

As of June 30, 2005, the Company has one interest-only note payable due on demand, payable to Paul and Joan Katzeff (the Company’s majority shareholders). The Company also leases properties from its majority shareholders (see Note 9).

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the six months ended June 30, 2005 were as follows:

Interest expense	$1,315
Rent expense	$38,700

The Company’s majority shareholders’ also guarantee certain notes payable for the company (See Note 6).

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

SUMMARY

Sales of the Company have eroded over the last four years due to increased competition, customer attrition and customers roasting green beans for their own use. The Company made several changes in 2004 in an effort to reverse this negative trend, including reducing distribution routes serviced by its own trucks and increasing its use of outside distributors and direct shipment to customers (via UPS or other common carriers). It has also added a northern California chain as a customer serviced by a distributor. Nonetheless, the effect of these changes on the Company’s business in the first six months of 2005 was extremely limited. Because of the limited impact of these changes, as well as the increase in cost of sales and other factors noted herein, there can be no assurances that the Company will be profitable in any future period, and, as a consequence, the Company is considering various strategic alternatives.

The Company has enjoyed favorable margins through the middle of 2004, because of the low price of green beans. Although the Company pays substantially more for its product than the market price, because of quality, organic nature of many of its lines and the fact that it uses fair-traded coffees, it still was able to purchase green beans at low prices. During the last six months of 2004, the world price of coffee more than doubled, eroding margins. The price has continued to rise in 2005, but not as dramatically as 2004. In addition to raising prices, the Company has cut back hours of all employees to seven hours per day for the summer months in an effort to reduce costs. If green bean prices do not decline or continue to rise, whether as a consequence of inclement weather in a major producing area or any other event that effects coffee pricing, it would have a negative impact on the Company and its margins.

The Company has a revolving line of credit and a term debt facility with the Savings Bank of Mendocino. The term debt is a five-year note due December 1, 2009 and the line of credit is renewed annually. If the credit line should not be renewed, the stability of the Company’s business would be in question. “See Liquidity and Capital Resources.”

Results of Operations

Three months ended June 30, 2005 versus June 30, 2004

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$(21,635)	(1.9)%
Cost of Sales	$(35,098)	(5.4)%
Gross Margin	2.0%	5.0%
Selling, G&A Expense	$44,339	8.8%
Depreciation And Amortization	$3,641	11.3%
Interest Expense	$4,174	47.7%
Net Income(Loss)	$(36,755)

Consolidated net sales for the three months ended June 30, 2005 were $1,130,347, down 1.9% or $21,635 when compared with net sales of $1,151,982 for the same period in fiscal 2004.

Distribution revenues (e.g., revenues generated on our own truck distribution) were down $24,000, or 5%, for the three month period ended June 30, 2005 when compared with the same period in fiscal 2004. However, distribution revenues in the first six months of 2004 included revenue generated by three truck routes that were discontinued and replaced by direct shipment or distributor service prior to the first quarter of 2005. The Company continues to test the concept of direct delivery and the use of distributors in its existing truck distribution.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were down $16,000, or 5%, when compared to sales for the same period in 2004. The decrease was caused by a national account switching to a new bag for their coffee program resulting in lower volume of $30,000 until the bag was available in July 2005.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) decreased nearly $4,000 or 4%, for the three months ended June 30, 2005 when compared to the same period in 2004. The decrease in traditional mail order was offset slightly by an increase of $3,000 for sales from the Internet store.

Sales for the Company bakery were up $20,000 for the quarter because of higher customer counts for the period.

Consolidated cost of sales for the three months ended June 30, 2005 were $617,392, down 5.4% or $35,098 when compared with the cost of sales of $652,490 for the same period in 2004. This decrease was a result of lower sales of $22,000, and a drop in packaging of $12,000.

Consolidated gross margin (gross profit as a percentage of net sales) for the three months ended June 30, 2005 was 45.4%, up 2% when compared with gross margin of 43.4% for the same period in 2004. The drop in direct costs have resulted in improved margins for the three month period There can be no assurances that the Company will be able to maintain higher margins in the future.

Consolidated selling, general and administrative expenses were $551,261 for the three months ended June 30, 2005, an 8.8% or more than $44,000 increase when compared with the selling, general and administrative expenses of $506,922 for the same period in 2004. The increase was due to a $33,000 charge for the audit and tax return charged in the first quarter last year and $15,000 for expenses to display at the Specialty Coffee Association Convention in Seattle. The Company did not display at the convention last year.

Depreciation and amortization expenses for the three months ended June 30, 2005 were $35,931, a 11.3% increase, over $3,600, when compared to depreciation and amortization expenses of $32,290 for the same period in fiscal 2004. The higher expenses were a result of the depreciable assets that were added during last year.

Interest expense for the three months ended June 30, 2005 was $12,925, a 47.7% increase from interest of $8,751 for the same period in 2004. The increase in interest expense is a result of refinancing the debt of the Company from Merrill Lynch to the Savings Bank of Mendocino. The interest rate went from 3% over LYBOR to 3% over prime rate. This difference resulted in an increase percentage of approximately 3%. Debt levels were slightly higher in 2005 when compared to 2004.

As a result of the foregoing factors, the Company had a consolidated net loss of $86,617 for the three months ended June 30, 2005, compared to a $49,862 consolidated net loss for the same period in 2004. The Company has reduced the number of hours the employees’ work down to seven hours per day in an effort to reduce payroll expenses in the summer months of the year. There still can be no assurances that the Company will be profitable in any future period.

Six Months Ended June 30, 2005 Compared With Six Months Ended June 30, 2004

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$16,862	1%
Cost of Sales	$33,367	2.70%
Gross Margin	(1.1)%	(2.0)%
Selling, G&A Expense	$21,988	2.1%
Depreciation And Amortization	$7,984	12.1%
Interest Expense	$8,224	46.0%
Net Income (Loss)	$(57,631)

Consolidated net sales for the six months ended June 30, 2005 were $2,264,113 up 1% or nearly $17,000 when compared with net sales of $2,247,251 for the same period in 2004.

Distribution revenues (e.g., revenues generated on our own truck distribution) declined by $49,000, or 5%, when compared to the same period during 2004. However, the increase in distributor and direct delivery revenue of $40,000 derived from eliminating the three routes has nearly offset the decline in sales of the routes.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) decreased by $16,000, or 2.5%, when compared to the same period in 2004. This decrease is a result of a major chain not purchasing until their new coffee bag was available.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) decreased nearly $6,000 or 3% for the six months ended June 30, 2004 when compared to the same period in 2003. The decrease in revenue reflects the promotional activity last year with the Guerilla coffee in the New York Times and other media that was not done this year.

Sales attributable to the Company’s bakery were up $50,000 for the six months ended June 30, 2005 or 15% when compared to the same period in 2004. Improved customer count resulted in higher sales for the year.

Consolidated cost of sales for the six months ended June 30, 2004 were $1,256,544, up 2.7%, or more than $33,000 when compared with the cost of sales of $1,223,177 for the same period in 2004. Slightly higher sales and higher green bean costs of $50,000 were offset by lower packaging costs of $10,000.

Consolidated gross margin (gross profit as a percentage of net sales) for the six months ended June 30, 2005 was 44.5%, a decrease of 1.1% when compared with gross margin of 45.6% for the same period in 2004. The decrease in gross margin was a result of the previously mentioned increases in the per pound price of green beans offset by slightly lower manufacturing costs.

Consolidated selling, general and administrative expenses were $1,070,563 for the six months ended June 30, 2005, a 2.1% increase, or nearly $22,000, when compared with selling, general and administrative expenses of $1,048,575 for the same period in 2004. Most of the increase is attributable to the costs of the Specialty Coffee Convention in Seattle of over $15,000.

Depreciation and amortization expenses for the six months ended June 30, 2005 were $73,926, an increase of 12.1%, or nearly $8,000, when compared with depreciation and amortization expenses of $65,942 for the same period in 2004. The increase in depreciation and amortization was a result of a large number of depreciable assets purchased by the Company during 2004.

Interest expense for the six months ended June 30, 2005 was $26,097 a 46% increase, or over $8,000 when compared with interest expense of $17,873 for the same period in 2004. This increase in interest expense was a result of slightly higher loan balances and higher interest rates. The Savings Bank of Mendocino, from which the Company currently has a term note and a line of credit, uses the Prime Rate while Merrill Lynch, from which the Company obtained financing in the first quarter of 2004, used LIBOR rates, representing a difference of about three percent

As a result of the foregoing factors, the Company had a consolidated net loss of $166,183 for the six months ended June 30, 2005, compared to a consolidated net loss of $108,486 for the same period in 2003. Because of the decline in gross margin, as well as other factors noted herein, there can be no assurances that the Company will be profitable in any future period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, the Company had working capital of $153,897 versus working capital of $24,355 as of June 30, 2004. The increase in working capital is due to a decrease in current debt because of the refinancing of the Merrill Lynch loan, which was all shown as current at June 30, 2004, to a term note with the Savings Bank of Mendocino in November of 2004.

Net cash used by operating activities was $22,346 for the six months ended June 30, 2005 compared to net cash provided by operating activities for the six months ended June 30, 2004 was $68,600. The decrease in net cash provided by operating activities in the first six months of 2005 was the result of a larger loss this year compared to the same period in fiscal 2004 of nearly $58,000 and a $49,000 decrease in payables, offset by a $71,000 reduction in receivables, a $14,000 reduction in inventories and a $19,000 reduction in prepaid expenses.

Cash used by investing activities was $22,346 for the six months ended June 30, 2005 compared to $92,144 used in the same period in 2003. Capital additions for the first six months of 2005 include $20,000 for brewers, grinders and fixtures.

Net cash used in financing activities for the six months ended June 30, 2005 was $15,131 compared to cash provided by financing activities of $12,650 during the same period in 2004. The cash used during this year was a result of repayment of debt for previous capital equipment purchases offset by accessing the credit line of $24,000 (See below and Note 6 of Notes to Financial Statements).

Because of lower cash generated by the operating loss and pay down of debt, cash at June 30, 2005 was $49,066, lower than January 1, 2005 cash balance but higher than cash at June 30, 2004 of $29,569.

In November 2004, the Company refinanced its note and credit line with Merrill Lynch by securing a term note with the Savings Bank of Mendocino. This new note is amortized over ten years and is payable in five years with a balloon payment on December 1, 2009 at 3% over prime rate. The rate was 8.75% at June 30, 2005. The new note is collateralized by the Company’s accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. This note is personally guaranteed by the Company’s majority shareholders. (See Note 6 of Notes to the Financial Statements)

The Company also has a $30,000 line of credit with the Savings Bank of Mendocino. The credit line is interest only payments renewable annually at 3% over the prime rate. Prime rate was 8.75% at June 30, 2005 with an outstanding balance on the line of $24,000. The credit line is collateralized by a security interest of first priority in all accounts receivable, inventory equipment, instruments, general intangibles and contract rights. The line of credit is personally guaranteed by the Company’s majority shareholders. (See Note 6 of Notes to Financial Statements)

The Company had a loan outstanding for $19,918 at June 30, 2005, payable to the majority shareholders Joan and Paul Katzeff in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996. (See Note 6 of Notes to Financial Statements)

At June 30, 2005, the Company had total borrowings of $577,152 including $370,571 owing to the Savings Bank of Mendocino. This compares to total borrowings of $530,581 as of June 30, 2004, including $368,125 outstanding to Merrill Lynch at that time.

The Company feels that it has sufficient cash reserves to satisfy cash requirements for the next twelve months.

For long-term debt, see Note 6 of the Notes to Financial Statements. For operating leases, see Note 8 of the Notes to Financial Statements. For real estate leases, see Note 9 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$577,152	$81,271	$150,300	$345,581	$—
Operating Leases	115,394	51,856	57,729	5,809
Real Estate Leases	653,348	112,343	304,530	133,650	102,825
Total Cash Obligations	$1,345,948	$245,470	$512,559	$485,040	$102,825

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

RELATED PARTY TRANSACTIONS

From time to time, the Company enters into various transactions with its majority shareholders, Paul and Joan Katzeff. See note “12 — Related Party Transactions” in the Notes to the Financial Statements. In addition to those noted in the Notes to the Financial Statements, one of the majority shareholders received payment from a customer of the bakery in merchandise in lieu of cash for $875.

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

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s Disclosure controls over financial reporting during the first quarter of 2005 that have materially affected or are reasonably likely to affect the Company’s internal controls over financial reporting.

Part II – Other Information

ITEM 1.	LEGAL PROCEEDINGS

-None-

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

- None –

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

- None –

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- None -

ITEM 5.	OTHER INFORMATION

- None –

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification pursuant to Rule 13a-14 (a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (President)

31.3	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (Chief Financial Officer)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (President).

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Paul Katzeff	Chief Executive Officer	August 12, 2005
Paul Katzeff

/s/ Joan Katzeff	President	August 12, 2005
Joan Katzeff