Form 10QSB
period 2005-09-30
THANKSGIVING COFFEE CO INC
filed 2005-11-14
CIK 949852

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

As of November 12, 2005, there were 1,236,744 shares outstanding of common stock of the issuer.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

THANKSGIVING COFFEE COMPANY, INC.

i

Thanksgiving Coffee Company, Inc.

Balance Sheets

Unaudited

	September 30,
	2005	2004
Assets
Current assets
Cash	$27,456	$17,732
Accounts receivable net of allowance	278,720	288,984
Inventories	423,995	409,355
Prepaid expenses	31,582	44,427
Deferred tax asset	3,400	39,300

Total current assets	765,153	799,798

Property and equipment
Property and equipment	2,744,870	2,708,508
Accumulated depreciation	(2,209,023)	(2,171,252)

Total property and equipment	535,847	537,256

Other assets
Deposits and other assets	60,182	60,695
Goodwill	171,773	171,773
Other intangibles, net of amortization	31,206	37,528
Deferred tax asset	78,700	44,300

Total other assets	341,861	314,296

Total assets	$1,642,861	$1,651,350

Thanksgiving Coffee Company, Inc.

Balance Sheets

Unaudited

	September 30,
	2005	2004
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$382,369	$391,466
Line of credit - bank	22,000	186,760
Notes payable - bank	26,215	56,250
Notes payable - other	18,821	7,463
Notes payable - shareholders	19,918	19,919
Capital lease obligations	32,921	34,003
Accrued liabilities	44,456	29,194

Total current liabilities	546,700	725,055
Long term debt
Notes payable - bank	314,088	103,125
Notes payable - other	53,067	8,165
Capital lease obligations	67,431	82,477

Total long term debt	434,586	193,767

Total liabilities	981,286	918,822
Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(224,841)	(153,888)

Total shareholders’ equity	661,575	732,528

Total liabilities and shareholders’ equity	$1,642,861	$1,651,350

Thanksgiving Coffee Company, Inc.

Statements of Operations

Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Income
Net sales	$1,273,340	$1,295,645	$3,537,453	$3,542,896
Cost of sales	685,647	704,528	1,942,191	1,927,705

Gross profit	587,693	591,117	1,595,262	1,615,191
Operating expenses
Selling, general and administrative expenses	474,694	501,732	1,545,257	1,550,307
Depreciation and amortization	36,102	31,949	110,028	97,891

Total operating expenses	510,796	533,681	1,655,285	1,648,198

Operating income (loss)	76,897	57,436	(60,023)	(33,007)
Other income (expense)
Miscellaneous income (expense)	(1,515)	1,810	(1,862)	2,347
Gain (loss) on sale of equipment	2,915	—	962	93
Interest expense	(12,869)	(8,587)	(38,966)	(26,460)

Total other income (expense)	(11,469)	(6,777)	(39,866)	(24,020)

Earnings/(Loss) before income taxes	65,428	50,659	(99,889)	(57,027)
Income tax expense	—	—	(800)	(800)

Net Earnings/(Loss)	$65,428	$50,659	$(100,689)	$(57,827)

Earnings/(Loss) per share (basic)	$0.053	$0.041	$(0.081)	$(0.047)

Earnings/(Loss) per share (dilutive)	$0.053	$0.041	$(0.081)	$(0.047)

Thanksgiving Coffee Company, Inc.

Statements of Accumulated Deficit

Unaudited

	September 30,
	2005	2004
Accumulated deficit, beginning of period	$(124,152)	$(96,061)
Net loss	(100,689)	(57,827)

Accumulated deficit, end of period	$(224,841)	$(153,888)

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

Unaudited

	For the Nine Months Ended September 30,
	2005	2004
Operating activities
Net loss	$(100,689)	$(57,827)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	125,940	113,599
Allowance for bad debts	739	—
Loss on disposition of equipment	(962)	—
(Increase) decrease in:
Accounts receivable	(1,606)	54,068
Inventories	28,542	343
Prepaid expenses	8,969	5,083
Deposits and other assets	—	2,258
Increase (decrease) in:
Accounts payable	(39,625)	43,864
Accrued liabilities	(25,292)	(34,174)

Net cash provided by (used in) operating activities	(3,984)	127,214
Investing activities
Purchases of property and equipment	(56,192)	(107,942)
Proceeds from sale of equipment/disposal	13,897	(22,233)

Net cash provided by (used in) investing activities	(42,295)	(130,175)
Financing activities
Proceeds from notes payable and capital leases	24,000	79,107
Repayments of notes payable and capital leases	(61,821)	(98,877)

Net cash provided by (used in) financing activities	(37,821)	(19,770)
Decrease in cash	(84,100)	(22,731)
Cash at beginning of period	111,556	40,463

Cash at end of period	$27,456	$17,732

Supplemental disclosure of cash flow information:

Interest paid for the nine month periods ended September 30, 2005 and 2004 were $51,910 and $33,004, respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

September 30, 2005 and 2004

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

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company’s policy is that fully vested vacation is accrued at each quarter end. The accrued liability for vacation pay was $8,700 as of September 30, 2005 and such amount is included in accrued liabilities. Carryover paid sick days are not available, nor ever considered vested.

Advertising

Advertising costs are expensed as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of mail order solicitation and catalog costs. For the nine months ended September 30, 2005 the Company did not engage in any direct response advertising that would require capitalization. Advertising costs charged to expense were $17,239 for the nine months ended September 30, 2005.

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

2.	Accounts Receivable

Accounts receivable at September 30, 2005 consisted of the following:

Accounts receivable	$286,595
Less: allowance for doubtful accounts	(7,875)

Net Accounts Receivable	$278,720

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables. The change in allowance for bad debts for the nine months ended September 30, 2005 was $739.

3.	Inventories

Inventories at September 30, 2005 consisted of the following:

Coffee
Unroasted	$100,779
Roasted	108,465
Tea	12,638
Packaging, supplies and other merchandise held for sale	202,113

Total inventories	$423,995

4.	Property and Equipment

Property and equipment at September 30, 2005 consisted of the following:

Equipment	$1,471,884
Furniture and fixtures	259,613
Leasehold improvements	424,553
Transportation equipment	167,875
Marketing equipment	166,162
Capitalized website development costs	14,077
Property held under capital leases	240,706

Total property and equipment	2,744,870
Accumulated depreciation	(2,209,023)

Property and equipment, net	$535,847

Depreciation expense for the nine months ended September 30, 2005 was $120,953

5.	Goodwill and Other Intangible Assets

As part of the adoption of Statement of Financial Accounting Standards (FASB) No. 142, Goodwill and Other Tangible Assets as of January 1, 2002, the Company no longer amortizes goodwill. The Company performed a test of impairment on goodwill that resulted in no impairment loss as of December 31, 2004. Consequently, there was no change in the carrying value of goodwill in the nine months ended September 30, 2005.

Intangible assets subject to amortization consisted as of September 30, 2005 of the following:

Leasehold value	$67,000
Trademarks	5,127

Total intangible assets	72,127
Accumulated amortization	(40,921)

Other intangibles, net of amortization	$31,206

Amortization expense for the nine months ended September 30, 2005 was $4,987.

6.	Long Term Debt

Notes Payable

Note payable to Savings Bank of Mendocino, payable in monthly installments of $4,307 plus interest at 3% over prime rate beginning January 1, 2005 (9.75% at September 30, 2005), final payment is due on December 1, 2009. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee Company’s majority shareholders.	$340,302

Note payable to Savings Bank of Mendocino, interest payable in monthly installments at 3% over prime rate beginning January 1, 2005 (9.75% at September 30, 2005). The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangible and contract rights along with a personal guarantee from company’s majority shareholders.	22,000

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996. Shareholders note is subordinated to all other notes payable.	19,918

Note payable to Mercedes-Benz, payable in monthly installments of $691, including interest at 6.99%, secured by a vehicle, final payment due on September 24, 2009.	28,881

Note payable to Chase Manhattan Bank, payable in monthly installments of $304, including interest at 9.90% secured by a vehicle, final payment due on November 16, 2005. The note is personally guaranteed by the Company’s majority shareholders.	607

Note payable to Chrysler financing, payable in monthly installments of $335, including interest at 6.00% secured by vehicle, final payment due October 30, 2007.	7,857

Capital Lease Obligations

Note payable to National Financial Services, payable in monthly installments of $1,414, including interest at 10.512%, secured by equipment, final payment due on May 10, 2006	$9,859

Note payable to Manifest Leasing, payable in monthly installments of $444, including interest at 12.203%, secured by equipment, final payment due on March 1, 2007.	7,047

Note payable to Avaya Financial Services, payable in monthly installments of $824, including interest at 5.855%, secured by equipment, final payment due on August 2009.	$34,544

Note payable to Nationwide Funding, LLC payable in monthly installments of $1,355, including interest at 16.78%, secured by equipment, final payment due on March 1, 2009.	42,804

Note payable to Axis Capital, payable in monthly installments of $709, including interest at 15.473% secured by store fixtures, final payment due September 14, 2009.	24,881

Note payable to Nationwide Funding, LLC payable in monthly installments of $462, including interest at 14.237%, secured by equipment, final payment due on May 22, 2009.	15,761

554,461
Less current portion	(119,875)

Long term portion of notes payable	$434,586

6.	Long Term Debt (continued)

As of September 30, 2005, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Years Ending December 31,
2005	$58,580
2006	79,014
2007	71,286
2008	74,164
2009	271,417
Thereafter	—

$554,461

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

7.	Income Taxes

The components of the provision for income tax for the nine months ended September 30, 2005 are as follows:

Current tax (expense) - state	$(800)

The primary components of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

Net operating loss and tax credit carryforwards	$104,700
Depreciation and amortization	(22,000)
Other	(600)

Net deferred tax asset	$82,100

7.	Income Taxes (continued)

At September 30, 2005 the Company had available unused contributions, manufacturers’ investment credit, and net operating loss carryforwards that may provide future tax benefits and that expire as follows:

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

Income taxes paid for the nine months ended September 30, 2005 were $800.

8.	Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancelable operating leases with terms ranging from five to six years.

8.	Operating Leases (continued)

As of September 30, 2005, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

Years Ending December 31,
2005	$25,928
2006	39,490
2007	18,238
2008	5,104
2009	705
Thereafter	—

$89,465

Total operating lease payments for the nine months ended September 30, 2005 were $42,859.

9.	Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The lease provides for periodic cost of living increases during the term of the lease, including the option periods. The Company exercised an option to renew for one five-year term on March 31, 1995. The lease has been extended for successive one-year terms since March 31, 2000. The Company continues to hold options to renew the lease for three successive five-year renewal periods. Rental expense under the lease was $77,400 for the nine months ended September 30, 2005. The Company intends to exercise all options under the terms of this lease.

The Company also leases a bakery establishment in Mendocino, California and warehouse premises in Santa Rosa, California under operating leases expiring in 2011 and 2009, respectively. Rental expense under these operating leases was $32,814 for the nine months ended September 30, 2005.

9.	Long Term Leases (continued)

As of September 30, 2005, minimum future rental payments under non-cancelable facilities operating leases for each of the next five years and in the aggregate were as follows:

Years Ending December 31,
2005	$56,172
2006	151,110
2007	153,420
2008	78,450
2009	55,200
Thereafter	102,825

$597,177

10.	Related Party Transactions

As of September 30, 2005, the Company has one interest-only note payable due on demand, payable to Paul and Joan Katzeff (the Company’s majority shareholders). The Company also leases properties from its majority shareholders (see Note 9).

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the nine months ended September 30, 2005 were as follows:

Interest expense	$1,973
Rent expense	$77,400

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

SUMMARY

Sales of the Company have eroded over the last four years due to increased competition, customer attrition and customers roasting green beans for their own use. The Company made several changes in 2004 in an effort to reverse this negative trend, including reducing distribution routes serviced by its own trucks and increasing its use of outside distributors and direct shipment to customers (via UPS or other common carriers). It has also added a northern California chain as a customer serviced by a distributor. Nonetheless, the effect of these changes on the Company’s business in the first nine months of 2005 was extremely limited. Because of the limited impact of these changes, as well as the increase in cost of sales and other factors noted herein, there can be no assurances that the Company will be profitable in any future period, and, as a consequence, the Company is considering various strategic alternatives.

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

Results of Operations

Three months ended September 30, 2005 versus September 30, 2004

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$(22,305)	(1.8)%
Cost of Sales	$(18,881)	(2.7)%
Gross Margin	.6%	1.3%
Selling, G&A Expense	$(27,038)	(5.4)%
Depreciation And Amortization	$4,153	13%
Interest Expense	$4,282	50%
Net Income (Loss)	$14,769	29.1%

Consolidated net sales for the three months ended September 30, 2005 were $1,273,340 down 1.8% or $22,305 when compared with net sales of $1,295,645 for the same period in fiscal 2004.

Distribution revenues (e.g., revenues generated on our own truck distribution) were, flat for the three month period ended September 30, 2005 when compared with the same period in fiscal 2004. The Company continues to test the concept of direct delivery and the use of distributors on its existing truck distribution.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were down $16,000, or 5%, when compared to sales for the same period in 2004. The decrease was caused by a decline in volume to existing customers and distributors of bird stores. A change in account management has been made to attempt to reverse this trend in the bird stores. No assurances can be made that this trend can be reversed.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) decreased nearly $4,000 or 4%, for the three months ended September 30, 2005 when compared to the same period in 2004.

Sales of the Company bakery were flat for the quarter.

Consolidated cost of sales for the three months ended September 30, 2005 were $685,647, down 2.7% or nearly $19,000 when compared with the cost of sales of $704,528 for the same period in 2004. This decrease was a result of lower sales of $22,000, and a drop in worker’s compensation of $8,000.

Consolidated gross margin (gross profit as a percentage of net sales) for the three months ended September 30, 2005 was 46.2%, up .6% when compared with gross margin of 45.6% for the same period in 2004. The drop in labor costs have resulted in improved margins for the three month period. There can be no assurances that the Company will be able to maintain higher margins in the future.

Consolidated selling, general and administrative expenses were $474,694 for the three months ended September 30, 2005, a drop of 5.4% or more than $27,000 when compared with the selling, general and administrative expenses of $501,732 for the same period in 2004. The decrease was due to a $27,000 drop in non-manufacturing wages as a result of a reduction in staff hours during the July and August months.

Depreciation and amortization expenses for the three months ended September 30, 2005 were $36,102, a 13% increase, or over $4,000, when compared to depreciation and amortization expenses of $31,949 for the same period in fiscal 2004. The higher expenses were a result of the depreciable assets that were added during last year.

Interest expense for the three months ended September 30, 2005 was $12,869, a 50% increase from interest of $8,587 for the same period in 2004. The increase in interest expense is a result of refinancing the debt of the Company from Merrill Lynch to the Savings Bank of Mendocino. The interest rate went from 3% over LIBOR to 3% over prime rate. This difference resulted in an increase percentage of approximately 3%. Additionally, interest rates have risen from 6.75% to 9.75% during the year. Debt levels were slightly higher in 2005 when compared to 2004.

As a result of the foregoing factors, the Company had a consolidated net profit of $65,428 for the three months ended September 30, 2005, compared to a $50,659 consolidated net profit for the same period in 2004. Although there was a profit in the quarter, because of the decline in revenues, there can be no assurances that the Company will be profitable in any future period.

Nine Months Ended September 30, 2005 Compared With Nine Months Ended September 30, 2004

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$(5,443)	(.2)%
Cost of Sales	$14,486.8%
Gross Margin	(.5)%	(1.1)%
Selling, G&A Expense	$(5,050)	(.3)%
Depreciation And Amortization	$12,137	12.4%
Interest Expense	$12,506	47.3%
Net Income (Loss)	$(42,862)

Consolidated net sales for the nine months ended September 30, 2005 were $3,537,453 down .2% or over $5,000 when compared with net sales of $3,542,896 for the same period in 2004.

Distribution revenues (e.g., revenues generated on our own truck distribution) were flat when compared to the same period during 2004. Sales from new distributors and new business have nearly offset the drop in company routes. The Company has dropped three of its own routes since the first quarter of 2004. The Company has continued to pursue this strategy for routes outside of its surrounding counties.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) decreased by $50,000, or 5%, when compared to the same period in 2004. This decrease is a result of a major chain not purchasing until their new coffee bag was available (which came in the last part of the third quarter) and the decline of sales to existing customers and distributors of bird stores.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) decreased nearly $11,000 or 4 % for the nine months ended September 30, 2005 when compared to the same period in 2004. The decrease in revenue reflects the promotional activity last year with the Guerilla coffee in the New York Times and other media that was not available this year.

Sales attributable to the Company’s bakery were up $52,000 for the nine months ended September 30, 2005 or 10% when compared to the same period in 2004. Improved customer count in the first half of the year resulted in higher sales for the year.

Consolidated cost of sales for the nine months ended September 30, 2005 were $1,942,191, up .8%, or nearly $15,000 when compared with the cost of sales of $1,927,705 for the same period in 2004. Green bean costs have risen this year from $1.51 per pound at the beginning of the year to $1.68 average for the year. These costs have been offset somewhat by lower worker’s compensation insurance costs.

Consolidated gross margin (gross profit as a percentage of net sales) for the nine months ended September 30, 2005 was 45.1%, or down .5% when compared with gross margin of 45.6% for the same period in 2004. This was a result of the higher bean prices offset by lower insurance costs as mentioned above.

Consolidated selling, general and administrative expenses were $1,545,257 for the nine months ended September 30, 2005, a .3% decrease, or over $5,000, when compared with selling, general and administrative expenses of $1,550,307 for the same period in 2004. The decrease was attributable to lower non-manufacturing wages because of reduced hours in July and August.

Depreciation and amortization expenses for the nine months ended September 30, 2005 were $110,028, an increase of 12.4%, or over $12,000, when compared with depreciation and amortization expenses of $97,891 for the same period in 2004. The increase in depreciation and amortization was a result of a large number of depreciable assets purchased by the Company during 2004.

Interest expense for the nine months ended September 30, 2005 was $38,966 a 47.3% increase, or over $12,500 when compared with interest expense of $26,460 for the same period in 2004. This increase in interest expense was a result of slightly higher loan balances and higher interest rates. The Savings Bank of Mendocino, from which the Company currently has a term note and a line of credit, uses the Prime Rate while Merrill Lynch, from which the Company obtained financing through the third quarter of 2004, used LIBOR rates, representing a difference of about three percent.

As a result of the foregoing factors, the Company had a consolidated net loss of $100,689 for the nine months ended September 30, 2005, compared to a consolidated net loss of $57,827 for the same period in 2004. Because of the decline in gross margin, as well as other factors noted herein, there can be no assurances that the Company will be profitable in any future period.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, the Company had working capital of $196,957 versus working capital of $74,743 as of September 30, 2004. The increase in working capital is due to a decrease in current debt because of the refinancing of the Merrill Lynch line of credit, which was reported as a current liability at September 30, 2004, to a long-term note with the Savings Bank of Mendocino in November of 2004 of over $200,000.

Net cash used in operating activities was $(3,984) for the nine months ended September 30, 2005 compared to net cash provided by operating activities for the nine months ended September 30, 2004 was $127,214. The decrease in net cash provided by operating activities in the first nine months of 2005 was the result of an increase in the loss this year compared to the same period in fiscal 2004 of nearly $43,000 and over a $39,000 decrease in payables and a $25,000 decrease in accrued liabilities offset by over a $25,000 increase in inventories.

Cash used in investing activities was $42,295 for the nine months ended September 30, 2005 compared to $130,175 used in the same period in 2004. Capital additions for the first nine months of 2005 include $38,000 for brewers, grinders and fixtures, $5,000 in production equipment, $2,000 in computer equipment and $2,000 in leasehold improvements.

Net cash used in financing activities for the nine months ended September 30, 2005 was $37,821 compared to cash used by financing activities of $19,770 during the same period in 2004. The cash used during this year was a result of repayment of debt for previous capital equipment purchases offset by accessing the credit line of $24,000 (See below and Note 6 of Notes to Financial Statements).

Because of lower cash generated by the operating loss and pay down of debt, cash at September 30, 2005 was $27,456 lower than January 1, 2005 cash balance but higher than cash at September 30, 2004 of $17,732.

In November 2004, the Company refinanced its note and credit line with Merrill Lynch by securing a term note with the Savings Bank of Mendocino. This new note is amortized over ten years and is payable in five years with a balloon payment on December 1, 2009 at 3% over prime rate. The rate was 9.75% at September 30, 2005. The new note is collateralized by the Company’s accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. This note is personally guaranteed by the Company’s majority shareholders. (See Note 6 of Notes to the Financial Statements)

The Company also has a $30,000 line of credit with the Savings Bank of Mendocino. The credit line is interest only payments renewable annually at 3% over the prime rate. Prime rate was 9.75% at September 30, 2005 with an outstanding balance on the line of $22,000. The credit line is collateralized by a security interest of first priority in all accounts receivable, inventory equipment, instruments, general intangibles and contract rights. The line of credit is personally guaranteed by the Company’s majority shareholders. (See Note 6 of Notes to Financial Statements)

The Company had a loan outstanding for $19,918 at September 30, 2005, payable to the majority shareholders Joan and Paul Katzeff in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996. (See Note 6 of Notes to Financial Statements)

At September 30, 2005, the Company had total borrowings of $554,461 including $362,302 owing to the Savings Bank of Mendocino. This compares to total borrowings of $498,162 as of September 30, 2004, including $380,527 outstanding to Merrill Lynch at that time.

The Company feels that it has sufficient cash reserves to satisfy cash requirements for the next twelve months if the Savings Bank of Mendocino renews the credit line due at November 18, 2005.

For long-term debt, see Note 6 and Note 10 of the Notes to Financial Statements. For operating leases, see Note 8 of the Notes to Financial Statements. For real estate leases, see Note 9 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$554,461	$58,580	$150,300	$345,581	$—
Operating Leases	89,465	25,928	57,728	5,809
Real Estate Leases	597,177	56,172	304,530	133,650	102,825

Total Cash Obligations	$1,241,104	$140,680	$512,558	$485,040	$102,825

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

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s Disclosure controls over financial reporting during the third quarter of 2005 that have materially affected or are reasonably likely to affect the Company’s internal controls over financial reporting.

Part II – Other Information

ITEM 1.	LEGAL PROCEEDINGS

-None-

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

- None –

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

- None –

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- None -

ITEM 5.	OTHER INFORMATION

- None –

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (President)

31.3	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (President).

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Paul Katzeff Paul Katzeff	Chief Executive Officer	November 12, 2005

/s/ Joan Katzeff Joan Katzeff	President	November 12, 2005