Form 10KSB/A
period 2004-12-31
THANKSGIVING COFFEE CO INC
filed 2006-01-03
CIK 949852

United States

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-KSB of Thanksgiving Coffee Company, Inc. (the Company) amends the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, originally filed with the Securities and Exchange Commission (the SEC) on March 23, 2005 (the Original Filing).

The Company is filing this Amendment No. 1 solely to include in the Report of Independent Accountants to the financial statements (provided pursuant to Part II, Item 7) confirmation that the audit was performed by the Company’s Independent Accountants in accordance with standards of the Public Company Accounting Oversight Board. The paragraph confirming performance of the audit in accordance with those standards was inadvertently omitted from the Report of Independent Accountants included in the Original Filing. Because the audit was originally performed in accordance with the standards of the Public Company Accounting Oversight Board (although the Report of the Independent Accountants included in the Original Filing failed to so state), no changes to the financial statements are required or have been made.

Except as described above, no other changes have been made to the Original Filing. This Amendment No. 1 does not amend or update any other information set forth in the Original Filing, and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.

Part II

ITEM 7	FINANCIAL STATEMENTS

Information in response to this item is set forth in the Financial Statements beginning on page F-1 of this report.

Part III

ITEM 13	EXHIBITS

3.1	Restated Articles of Incorporation of the Company.+

3.2	Bylaws of the Company.+

3.2.1

Amendment No. 1 to Bylaws of the Company, dated June 3, 1996.++

Business Loan Agreement dated as of September 5, 1995 by and between the Company and Wells Fargo Bank, N.A., as amended on August 11, 1997.++

10.1	Lease agreements for the Company’s Fort Bragg facilities.++++

10.2	Extension of Term and Further Amendment to Lease Agreement dated April 1, 1992.+++++ Further Amendment to Lease Agreement dated July 1, 1992.+

10.2.1	Third Amendment to Lease Agreement dated July 1, 1994.+

10.2.4	Exercise Option to Extend Lease Agreement April 1, 1995.+

10.3	Lease Agreement for the Company’s Bakery in Mendocino.++++

10.4	Sample Coffee Purchase Agreement.+

10.5	Promissory Note issued by the Company to Joan and Paul Katzeff dated as of April 17, 1996.++++

10.6	Summary Plan Description of the Company’s Profit Sharing Plan. +++

10.8	Promissory Note issued by the Company to Joan and Paul Katzeff as of April 1, 2002.****

10.9	Promissory Note issued by the Company to Joan and Paul Katzeff as of November 15, 2003.*

10.10	License Agreement between the Company and the American Birding Association, Inc.**

10.11	Promissory Note issued by the Company to the Savings Bank of Mendocino County.**

10.12	Promissory Note issued by the Company to the Savings Bank of Mendocino County.**

14.1	Code of Ethics*

23.1	Consent of Salliman, Yang & Alameda, An Accountancy Corporation

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of President Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No 33- 96070-LA).
++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended March 31, 1998.
+++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended June 30, 1998.
++++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended September 30, 1998.
+++++	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 1998.
*	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2003
**	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2004.
****	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended June 30, 2002.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/Paul Katzeff	Chief Executive Officer (Principal Executive Officer) and Director	January 3, 2006

Paul Katzeff

/s/Joan Katzeff	President and Director	January 3, 2006

Joan Katzeff

/s/Roy Doughty	Director	January 3, 2006

Roy Doughty

/s/Sam Kraynek	Chief Financial Officer (Principal Financial Officer)	January 3, 2006

Sam Kraynek

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

We conducted our audits in accordance with auditing standards of the Public Company Accountancy Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/Sallmann, Yang & Alameda

Pleasanton, California

March 18, 2005

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