Form 10KSB
period 2005-12-31
THANKSGIVING COFFEE CO INC
filed 2006-03-30
CIK 949852

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(Title of class)

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act from their obligations under those Sections.

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

STATE ISSUER’S REVENUES FOR ITS MOST RECENT FISCAL YEAR: $4,883,621

There have been two trades in the Company’s Common Stock since 1999. In June 2004, 750 shares were traded at $4.50 per share. In December 2005, 400 shares were traded at $2.00 per share. See Part II, Item 5, Market for Common Equity and Related Stockholder Matters. The aggregate market value of common equity held by non-affiliates as of December 31, 2005, using the December 2005 price per share, was $515,168.

As of March 25, 2006 there were 1,236,744 shares outstanding of common stock of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1 BUSINESS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of The Securities Act and Section 21E of The Securities Exchange Act of 1934. In some cases, forward-looking statements may be identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These statements may relate to, among other things, possible expansions into new and existing markets and trends in the operations of Thanksgiving Coffee Company, Inc. (“the Company”). Any forward-looking statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. These various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green coffee beans, continuing competition within the Company’s businesses, variances from budgeted sales mix and growth rate, consumer acceptance of the Company’s products, inability to secure adequate capital to fund its operating expenses and working capital requirements, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement the Company’s sales goals, natural disasters, civil unrest in countries which produce coffee and tea, weather and other risks and uncertainties identified herein. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this Form 10-KSB. The Company’s forward-looking statements should also be considered in light of its audited financial statements, related notes and the other financial information appearing elsewhere in this report and in its other filings with the Securities and Exchange Commission. As a result of these risks and uncertainties, the Company’s actual results may differ materially and adversely from those expressed in any forward-looking statements. The Company assumes no obligation to update any forward-looking statements.

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

In October 1996, the Company completed its offering of shares of Common Stock. As of December 31, 2004, 1,307 non-affiliated shareholders held shares of the Company’s Common Stock, representing approximately 20.8% of the outstanding shares.

PRODUCTS

COFFEE. The Company roasts a wide variety of whole bean caffeinated, decaffeinated, flavored, blended and unblended coffees. With the exception of its high-caffeinated coffees, the Company roasts only high quality arabica beans with a focus on organic, shade grown and fair traded beans. Arabica beans are grown at high altitudes where the cooler climate results in slow growth and usually higher quality. In addition to its full line of classic specialty and estate coffees from over 20 countries, the Company is producing custom products for the American Birding Association and the Dian Fossey Gorilla Fund International under exclusive contracts and private-label products for over 100 retail and serving accounts. The Company has the ability to have products custom packaged and blended for retailers and serving accounts.

TEA. The Company’s Royal Gardens Tea Company (“Royal Gardens”) division currently offers twenty traditional teas from South Africa, China, India, Sri Lanka and Japan.

COMPLEMENTARY PRODUCTS. The Company sells a wide variety of complementary coffee and tea products and accessories, such as coffee makers, grinders, thermal carafes, books, T-shirts, mugs, CDs and chocolate covered espresso beans.

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

Of the total fiscal 2005 revenues of $4,829,946, 81% were from roasted coffee, 16% were from the Bakery, 2% were from resale items, and 1% was from tea products.

COFFEE INDUSTRY

Total sales of the U.S. coffee market are expected to grow by a compounded rate of 6.9% from 2005 to 2010, reaching $48.2 billion by 2010 according to the U.S. Market for Coffee and Ready-to-Drink Coffee, a new report from market research publisher Packaged Facts. Their estimates show that the U.S. coffee market in 2005 grew to $34.5 billion, an 8.7% percent jump over 2004. Retail outlets account for 12.1% of sales. Foodservice is the largest sales channel, accounting for 87.9% of the market. Of the foodservice total, half of the coffee drank “out” consists of “regular” coffee, while 42% is a specialty blend. According to Technomic, quick-serve hot coffee sales in the USA in 2005 are $11 billion, with about half at coffee shops. Technomic indicates that regular coffee is expected to grow 7% annually through 2008, while specialty drinks such as lattes and cappuccinos are pegged to grow 15% annually.

According to the Specialty Coffee Association of America (SCAA), and an article in the Sacramento Bee dated September 21, 2005, the United States specialty coffee retail sales exceeded $9.6 billion in 2004, a 6% increase over 2003. In 2004, eighty percent of Americans drank coffee – 53% every day versus 49% in the year prior, reports the National Coffee Association. Operating units have increased to 18,600 in 2004 compared with 17,400 in the prior year according to the Mintel Group for the Specialty Coffee Association data. In addition to expanding the marketplace for coffee, these locations have added a number of new products which have increased volume in the summer time, a historically slack period for selling coffee. According to Mcall.com, the iced coffees and “granitas” have taken up some of the decrease in volume during the summer months. Where coffee had been down by 20% during the summer, the decline is much less dramatic in the last three years.

According to the Specialty Coffee Association of America, organic coffee and tea sales have nearly doubled from $65 million in 1998 to over $124 million in 2004. According to Spins Inc., a San Francisco-based research firm, northern California is the leading area in per capita consumption of organic products. Total sales of organic products rose 13.7% to an estimated $13.5 billion last year according to the Union Tribune of San Diego. Yet market penetration is only 2.4% of total food industry sales. Sixty-six percent of all shoppers have tried organic food. This trend has spurred a new trend in supermarkets. Whole Foods began with one store in 1980 and has grown to 180 locations. Wild Oats is another chain which began with the organic boom and now has 115 stores. A number of grocery chain stores have expanded existing store space for organic items and some such as Dominic’s in Chicago have began to create all new stores with the organic concept like Whole Foods and Wild Oats. Safeway, one of the largest chains in the country, has developed a private label brand called “O” which is their house brand for all there organic products so as to differentiate organics from the rest of their private label program.

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

There has been a trend of increased public awareness of the environmental issues associated with clear cutting of rain forests to provide land for sun-grown coffee. Although no national certification exists that provides guarantees to the consumer that the product was grown under an over-story of shade, most environmental organizations continue to promote the idea of shade as a means of protecting the rainforest and maintaining habitat for migratory song birds and other species of fauna and flora. The American Birding Association and the Audubon Society and others promote the benefits of shade-grown coffee. Additionally, the Specialty Coffee Association of America has added sustainability to its mission statement and the country of Nicaragua has embraced shade and the conservation of the rainforest as public policy. Shade grown coffee now appear on the “offer” lists of most coffee brokers and importers and are offered by a majority of small to mid-size coffee roasters of specialty coffee.

In addition to the environmental impact of coffee, the drop in pricing of green coffee beans has caused an international crisis in the growing countries of the world even though the price decline has reversed in the latter part of 2004 and into 2005. According to an article in “Time” magazine in March of 2004, the world price of $.60 per pound is below cost of production. As a backlash to free trade, Fair Trade has gained the attention of consumers in this country. TransFair USA, a certification agency, states that $208 million worth of Fair Trade coffee has been certified in 2005. Although still a small percentage of the total U.S. coffee market, sales of fair trade coffee have tripled in the past three years and constitute a growing segment of the gourmet coffee market. Today, Fair Trade coffee is roasted by 280 U. S. companies and sold at thousands of retail outlets. Dunkin Donuts, the number 1 US retailer of coffee by the cup, is rolling out a Fair Trade espresso line of drinks. Even Starbucks offers a fair trade coffee during specified periods of the year.

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

ENVIRONMENTAL SENSITIVITY

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

The Company believes that its relationship with the American Birding Association and its marketing of Song Bird Coffee have distinguished the Company’s role and image in the marketplace. Sales of Song Bird coffee have grown to represent 14% in fiscal 2003, 2004 and 2005 of the Company’s packaged and bulk roasted coffee sales.

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

There are no assurances that any of the Company’s programs will be successful or increase its sales, revenue or profitability.

SOCIAL RESPONSIBILITY

It has been the philosophy of the Company not only to provide an excellent cup of quality coffee but also to procure, roast, package and market its products in a manner that is fair to all its customers and suppliers. The Company’s motto, “Not Just a Cup, but a Just Cup,”™ reflects the Company’s commitment to local coffee growers in developing nations.

Since 2000, the Company has worked in tandem with TransFair USA, and has adopted a fair trade label that distinguishes fair trade coffee products from its other offerings. The fair trade certification program was born in Europe in recognition of the need for small farmers to receive a fair price for their crop to enhance their economic viability. The green coffee market generally takes into consideration only the supply and demand in establishing price. It does not recognize the farmers’ cost factors and the need for a return for the small farmer to survive.

In addition to providing a floor price, currently at $1.26 per pound for the cost of coffee, the program works only with democratically-run co-ops which are the recipients and disbursers of the additional funds. With this program the layers of middlemen are cut, so that the coop is generally dealing directly with a green coffee broker or the roaster itself. The co-op also provides a source of low cost credit for farmers that could not generally get bank credit because of the risks in their business. In addition, most of these farmers grow their coffee in the shade of taller forest canopies providing habitat for songbirds.

Although sales of fair trade coffee are not material at this time, the Company believes that this niche provides a potential opportunity for growth. The Company provides educational programs, tastings and brochures to familiarize the public with the fair trade theme. Sales of fair trade certified coffee for the year 2005 were $315,000, $300,000 for 2004, $228,000 in 2003, $206,000 in 2002 and $73,400 in 2000, when the Company introduced the products.

The Company entered into an exclusive arrangement with the Dian Fossey Gorilla Fund International and the Dukunde Kawa Coop in 2004 to combine the elements of environmental sensitivity by working to prevent poaching of the last remaining mountain gorillas and promoting economic sustainability to the Rwandan coffee farmer and produced a product called Gorilla Fund Coffee. This multifaceted task was accomplished by paying Fair Trade pricing to the coop and donating between 50 cents and $2.00, per pound or per package, depending on distribution method, to the Dian Fossey Gorilla Fund International. Sales of the Gorilla Fund Coffee help ensure a fair price to farmers, reduce pressure on the forest’s resources, support health and education advances in Rwanda and help the Dian Fossey Gorilla Fund International operate projects that are designed to save the mountain gorillas. This is a collaboration between producers and consumers, punctuated by an aim of being a fair and equitable distribution of the value of raw coffee as it is converted to a value-added beverage. Sales were $60,000 in 2004 and $65,000 in 2005. The Rwandan coffee has become a staple in many of the Company’s blends. The coffee received a 90 rating from the prestigious “Coffee Review” cupper Ken Davids in 2004. The project has increased awareness of Rwandan coffee in this country and Starbucks along with many other roasters have begun offering Rwandan coffee in their lines.

In 2005, the Company began working with a cooperative in Uganda called Mirembe Kawomera or “delicious peace” coffee. The cooperative is a group of 400 small scale farmers and their families growing high quality arabica coffee on the slopes of Mt. Elgon in Mbale, Uganda. They are made up of Jewish, Christian and Muslim faiths all working together to promote peace and harmony while harvesting excellent fair-trade certified coffee. The Company has been visiting synagogues, churches and mosques to promote the coffee. Sales for the products in 2005 were $32,000.

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

COMPETITION

The specialty coffee market is highly competitive, and the Company competes against all sellers of specialty coffee. At the wholesale level, the Company competes with several nationally known premium coffee brands, such as Proctor & Gamble’s Millstone label and Nestle’s Nescafe label, as well as other lesser known brands and store brands. The Company also competes regionally in Northern California with regional specialty roasters such as Peet’s and Jeremiah’s Pick for retail shelf space and with large regional roasters for food service trade. In the direct mail area, the Company competes with established suppliers such as Gevalia, a division of General Foods Corporation, as well as with other direct mail companies, including Starbucks, the largest independent specialty coffee retailer and wholesaler.

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

The Company cannot guarantee successful competition against other coffee companies. The Company believes its focus on teaming with non-profits (such as the relationships with the American Birding Association and the Dian Fossey Gorilla Foundation International) has enabled the Company to find a niche in the coffee market; however, there can be no assurance that the Company’s marketing efforts will be successful.

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

The Company also sells complementary products, primarily to its wholesale serving accounts, that are ancillary to the coffee business but are necessary to serve coffee. These items include chocolate, syrups, coffee cups, equipment cleaner and the like. These items are provided as a convenience for those accounts and assist in increasing revenue per stop for the Company’s distribution system. The Company also sells these items in its direct marketing division. The Company experiences competition in the sale of these ancillary items from manufacturers or other distributors such as foodservice distributors. There can be no assurance that the Company will be able to compete or maintain or expand sales of these products successfully in the future.

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

In addition, in its attempt to reduce the cost risk resulting from market fluctuations in the cost of coffee beans, the Company, or its brokers on its behalf, has in the past purchased coffee futures contracts when it is not able to enter into coffee purchase commitments. The Company is not a party to any coffee futures supply contracts at this time, although the Company may enter into coffee futures supply contracts in the future.

The Company believes its long-term relationships with many co-ops in the various growing regions from which it buys coffee and with coffee bean brokers provide adequate sources of supply of high-quality green beans to meet the Company’s needs for the foreseeable future. However, a worldwide supply shortage of the high quality arabica coffees the Company purchases, the loss of one or more of these brokers, or a shortage of organic, fair trade and shade grown beans in particular, could have an adverse impact on the Company.

Supplies of tea are secured from traditional sources that are readily available in the marketplace.

OTHER MATTERS

The Company has been pursuing the sale of its Bakery because the Company does not deem it a fit with its wholesale operations. However, the Bakery is a major retailer of the Company’s coffee in Mendocino and the Company intends to continue to operate the business until it can find a buyer who will continue to use the Company’s coffee products exclusively after the sale. There is no guarantee that the Company will be able to sell the Bakery on these or any acceptable terms.

CUSTOMERS

In fiscal 2005, there was one customer accounting for 11.6% of the Company’s revenue. That customer has purchased from the Company since 1992. The account has serving locations and is a distributor of the Company’s product. A loss of this account or any other large account or a significant reduction in sales to any of the Company’s principal customers could have an adverse impact on the Company. See “Management’s Discussion and Analysis.”

INTELLECTUAL PROPERTY

The Company holds various federal registrations in the United States for the following trademarks and service marks: Thanksgiving Coffee Company, Royal Gardens Tea Company, Pony Express, Time Bandits, Grand Slam Coffee, “Not Just a Cup... But a Just Cup,” “Many Beans are Picked, Few are Chosen,” Mayan Harvest, Inca Harvest, and End the Embargo. From time to time, federal trademark and service mark registrations must be renewed. The Company does not hold any patents.

GOVERNMENT REGULATION

The Company’s roasting plant has been certified wholly organic by the USDA. The Organic Crop Improvement Association (OCIA) is the inspecting agent. The OCIA has also certified the organic practices of several farms from which the Company receives green beans. The certification criteria of the OCIA, an independent organization, meet the standards promulgated under the Organic Foods Production Act of 1990 (OFPA), allowing the Company to market its product as organic.

EMPLOYEES

As of December 31, 2005, the Company had forty full-time employees and nineteen part-time employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company has never suffered a work stoppage due to adverse labor conditions with its employees. The Company believes that it maintains good relations with its employees.

ITEM 2 PROPERTY

The executive offices of the Company occupy approximately 14,500 square feet at 19100 South Noyo Harbor Drive, Fort Bragg, California 95437, which also includes a warehouse and the capacity for manufacturing operations. The Company leases an additional 1,626 square feet of storage space on the Fort Bragg waterfront. These facilities are currently being leased for ten years based on a lease signed on November 1, 2005 at a rate of approximately $8,600 per month from Joan and Paul Katzeff, who are founders, principal shareholders, officers and directors of the Company. The Company believes this lease represents an arms-length rate and arms-length terms for comparable space in the Fort Bragg area. See Item 12, “Certain Relationships and Related Transactions” and the Auditor’s Report, Notes to Financial Statements Note 10.

The Bakery is approximately 1,617 square feet and is leased from an unaffiliated third party. The Company currently pays rent of approximately $3,830 per month for the Bakery pursuant to a lease that expires September 30, 2011.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting held in Fort Bragg, California at 10:00 a.m. on Friday, October 28, 2005, the Company submitted for a vote of security holders the reelection of all three members of the board of directors and ratification of Sallman,Yang and Alameda as independent public accountants. Below is a summary of the results.

Proposal No. 1: Election of three directors.

Name	Shares for	Against/Withheld	Abstain
Paul Katzeff	985,000	0	0
Joan Katzeff	985,000	0	0
Roy Doughty	985,000	0	0

Proposal No. 2: Ratification of Sallman,Yang and Alameda, An Accountancy Corporation, as Independent Public Accountants for the Company.

Shares for	Against/Withheld	Abstain
985,000	0	0

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trades in the Company’s Common Stock are made through Mutual Securities, Inc., (“Mutual Securities”) in Ukiah, California, an order matching service. No established trading market exists for the Company’s Common Stock. The Company’s Common Stock is not listed on any exchange or the NASDAQ system.

In 2004, there was one trade made for 750 shares at $4.50 per share in June of that year. In December 2005, 400 shares were traded at $2.00 per share.

The Company has neither declared nor paid any cash dividend since its inception. The Company intends to retain all earnings for use in its business and therefore does not anticipate paying any cash dividends in the near future.

As of December 31, 2005, there were 1,307 holders of record of the Common Stock.

There have been no sales of unregistered securities during the last three years.

ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with the Company’s audited financial statements and notes thereto appearing elsewhere in this Form 10-KSB. In addition, the following discussion may contain forward-looking statements within the meaning of section 21E of The Securities Exchange Act of 1934. In some cases, forward-looking statements may be identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions. Readers are cautioned to consider the Company’s forward-looking statements in light of the various risks and uncertainties and other factors discussed under the heading “Forward-Looking Statements” and in light of the Company’s audited financial statements, related notes and other financial information appearing elsewhere in this report and in its other filing with the Securities and Exchange Commission. As a result of these risks and uncertainties, the Company’s actual results may differ materially and adversely from those expressed in any forward-looking statements. The Company assumes no obligation to update any forward-looking statements.

Summary

Sales of the Company have continued to erode over the last four years primarily due to declines in the distribution segment of the Company’s business. Additional competition, customers that have gone out of business, and customers that have begun roasting coffee beans for their own use have all had a negative impact on the Company’s sales. The Company has tried a number of strategies that have not proven effective in abating these declines. In 2004, it began changing its method of distribution to rely less on direct distribution by Company owned or leased trucks and instead to use independent distributors or shipping direct (via UPS or other common carrier) in three of the Company’s nine routes. This includes new distribution with a northern California chain. The Company has experienced decreases in its cost of distribution but has yet to sustain any increases in its sales volume. If, despite these changes, the Company cannot stop the decline in its sales volume, it may not be able to achieve profitability in future years.

The Company enjoyed favorable margins in 2000-2003 because of the decline in the price of green beans. Although the Company pays substantially more for its product than the commodity price, because of quality, organic nature of many of its lines and the fact that it uses fair-traded coffees, it still was able to purchase green beans at lower prices than in prior years. During the last six months of 2004, however, the world price of coffee more than doubled, eroding margins. The price of green beans has continued to rise in 2005 although the rate of increase has slowed. This increase has caused a continued erosion in the Company’s gross margin in 2005. If the rise in green bean prices should continue as a consequence of inclement weather in a major producing area or any other event that affects coffee pricing, it would have a negative impact on the Company and its margins.

The Company has a revolving line of credit for $30,000 and a term debt facility of $333,919 with the Savings Bank of Mendocino. The term debt is a five-year note due in December 1, 2009 and the line of credit is renewed annually. If the credit line should not be renewed, the stability of the Company’s business would be in question. “See Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

2005 Compared to 2004

Consolidated	$ Inc/(Dec)	% Inc/(Dec)
Net Sales	$(8,371)	(0.2)%
Cost of Sales	$92,398	3.5%
Gross Margin	(2.0)%	(4.3)%
Selling, G & A Expense	$(54,459)	(2.6)%
Depreciation and Amortization	$8,088	5.9%
Other Income/ (Expense)	$(127)	(0.5)%
Net Income/ (Loss)	$(33,959)	—%

REVENUES. Consolidated net sales for the year ended December 31, 2005 were $4,883,621, down 0.2%, or approximately $9,000 compared to sales of $4,891,992 for December 31, 2004.

Distribution revenues (e.g. revenues generated on the Company’s truck distribution) were down over $59,000 for the year ended December 31, 2005, or a 4% drop when compared to the same period in 2004. Part of the decline was a result of the Company dropping another route in its distribution system and replacing it with an outside distributor. The Company also lost three accounts in the San Francisco market that accounted for approximately $30,000 in 2004 sales. The Company believes that a substantial portion of the decline has been offset by an increase in the Company’s national revenue which includes shipments to distributors. There can be no assurances that reducing the direct delivery system and replacing it with outside distributors will be successful and the failure of such approach may have a negative effect on the Company’s prospects.

National revenues (e.g. revenues not derived by mail order and direct truck distribution) increased $19,000, or 1.3% for the year 2005 compared to the same period in 2004. Revenues increased by $48,000 from distributors and other direct accounts offset by a $28,000 decline in sales to direct bird store accounts and distributors to bird stores. The drop was due to a lack of new programs for this segment of the Company’s business. A new person has been assigned to this segment of business to stimulate volume. There can be no assurances that the new person will be successful in adding new volume.

Mail order revenue (e.g. revenues generated from product sold directly to the consumer either through print media or the Internet) decreased $10,000 or 1% for 2005 compared to the same period in 2004. The decline in revenues was a result of lower sales in the non-profit fund raising segment of the business. The Company has added staff to develop programs and improve sales through this venue. However, there can be no assurances that additional volume will be generated through such staff additions.

Sales for the Company’s Bakery were up $30,000, or 4.2% for the year.

COST OF SALES. Consolidated cost of sales for the year ended December 31, 2005 were $2,725,719, an increase of nearly $93,000, or 3.5% when compared to cost of sales of $2,633,321 for December 31, 2004. The increase was a result of the increase in green beans for the year of nearly $154,000. The higher cost of green beans was offset somewhat by a price increase during the year.

GROSS MARGIN. Consolidated gross margin (gross profit as a percentage of net sales) for the year ended December 31, 2005 was 44.2%, a decline of 4.3%, when compared to the gross margin of 46.2% for the year ended December 31, 2004. The decline in gross margin was a result of higher cost of green beans as mentioned above. Per pound cost of green beans for the Company went from $1.51 in the beginning of the year to $1.85 at the end of the year. If the Company cannot raise the price of its products in the marketplace, there can be no assurances that the Company can be profitable in any future periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Consolidated selling, general and administrative expenses were $2,057,608 for the year ended December 31, 2005, a nearly $55,000 drop, or 2.6% when compared to selling general and administrative expense of $2,112,067 for the year ended December 31, 2004. The decline was a result of the savings of $31,000 from the elimination of one route during the year and termination of a retainer to a broker of $24,000.

DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization expenses for the year ended December 31, 2006 were $144,640, an increase of over $8,000, or 5.9% compared to depreciation and amortization of $136,552 for the year ended December 31, 2004. The increase was a result of capital expenditures added during 2004 that had a full year of depreciation for 2005 plus the additions for this year. (See Liquidity and Capital Resources)

OTHER INCOME/EXPENSE. Consolidated other income/expense for the year ended December 31, 2005 was $35,715, a decrease of $127, or 0.5% when compared to other income/expense for December 31, 2004. The increase was a result of higher interest of $14,000 offset by a gain from an involuntary conversion of a vehicle that was wrecked in an accident. Higher interest expense was a result of a full year interest at prime rate plus 3% in 2005 compared to one month in 2004 and the rising interest rates during the year. The Company refinanced its Merrill Lynch debt in November of 2004 with a new term facility with the Savings Bank of Mendocino. The Merrill Lynch debt had an interest rate of 3% over LIBOR while the Savings Bank rate has an interest rate of 3% over prime rate.

NET INCOME/(LOSS). Because of the foregoing factors, the Company had a consolidated net loss for the year the year ended December 31, 2005 of $62,049 compared to a loss of $28,090 for the year ended December 31, 2004. Because of the losses in each of three successive years together with the increased cost of beans and the decline in volume, there can be no assurances that the Company will be profitable in any future period.

2004 Compared to 2003

Consolidated	$ Inc/(Dec)	%Inc/(Dec
Net Sales	$150,115	3.2%
Cost of Sales	$188,599	7.7%
Gross Margin	(2.27)%	(4.7)%
Selling, G & A Expense	$(109,860)	(4.9)%
Depreciation and Amortization	$(26,199)	(16.2)%
Other Income/ (Expense)	$(27,210)	(43.2)%
Net Income/ (Loss)	$103,292	—%

REVENUES. Consolidated net sales for the year ended December 31, 2004 were $4,891,992 up 3.2% or approximately $109,000 compared to net sales of $4,741,877 for December 31, 2003.

Distribution revenues (e.g. revenues generated on the Company’s truck distribution) were down over $200,000 for December 31, 2004 or a 9.8% drop when compared to the same period in 2003. The decline was a result of the Company having dropped three truck distribution routes in 2004, and replacing these routes with direct shipments and two distributors. The Company believes that a substantial portion of the decline was now offset by an increase in the Company’s national revenue. The Company continues to test the concept of direct delivery and the use of distributors. There can be no assurance that the direct delivery approach will be successful and the failure of such approach may have a negative effect on the Company’s prospects.

National revenues (e.g. revenues not derived by mail order and direct truck distribution) were up nearly $319,000 or 26% for the year 2004 when compared to 2003. This growth was a result of an increase in sales to a distributor in Southern California, an increase in a national chain account and switching three routes to direct delivery or distributors.

Mail order revenues (e.g. revenues generated from product sold directly to the consumer either through print media or the Internet) increased over $14,000 or 4%, for the year ended December 31, 2004 when compared to 2003. The Company believes the increase in revenue for mail order reflects favorable national publicity for the Company’s Gorilla Fund coffee product. The traditional mail order catalog business was up $4,000 while Internet sales were up nearly $30,000 or 14% for the year when compared to the same period in 2003. Some of the increase in the Internet sales continues to reflect the ongoing migration of traditional mail order customers to the Company’s website and Internet store.

Sales of the Bakery were up $19,000 or 3% for the year ended December 31, 2004 when compared to 2003.

COST OF SALES. Consolidated cost of sales for the year ended December 31, 2004 was $2,633,321 up 7.7% or nearly $189,000 when compared to cost of sales of $2,444,722, for 2003. This increase was a result of higher cost of green beans, up13 cents per pound to $1.52 for the year ended 2004 compared with $1.39 for the same period in 2003, and the higher sales in 2004 that accounted for over $100,000 of the increase. Additionally, higher costs of worker’s compensation and medical insurances and payroll taxes accounted for an additional $80,000.

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

SELLING, GENERAL & ADMINISTRATIVE EXPENSE. Consolidated selling, general and administrative expense for the year ended December 31, 2004 was $2,112,067, a nearly $110,000 drop, or 4.9% compared to $2,221,927 for 2003. The decrease was a result of lower bad debt expense compared to last year of $16,000, a decrease in trade show costs of $10,000 and an $85,000 reduction in route costs because of three fewer routes at the end of 2004.

DEPRECIATION & AMORTIZATION. Consolidated depreciation and amortization expense for December 31, 2004 was $136,552, a $26,000 drop, or 16.2% when compared to $162,751 for depreciation and amortization expense for 2003. The decline was a result of fewer depreciable assets when compared to 2003.

OTHER INCOME/ EXPENSE. Consolidated other income/expense for December 31, 2004 was $35,842, a $27,000 drop or 43.2% when compared to $63,052 for other income/expense for the same period in 2003. The decrease was a result of a one-time payment of $25,000 made in 2003 to the former owner of the Bakery earned when she refrained from opening a bakery business for seven years. Interest expense for the year was $37,396, an increase of over $5,000 or 16.4% when compared to interest expense of $32,128 in 2003. The increase was a result of refinancing the Company’s debt from Merrill Lynch, which used the LIBOR rates, to the Savings Bank of Mendocino, using the prime rate, resulting in approximately 3% higher interest rate for the Company’s debt. Additionally, the Company added some new debt to acquire equipment. (See Liquidity and Capital Resources Section)

NET INCOME/ (LOSS). Because of the foregoing factors, the Company had a net loss at December 31, 2004 of $35,842, a decrease in the loss of over $103,000 when compared to the loss of $139,182 for the same period in 2003. Because of the increase in costs of green beans and the inability to predict whether the Company will be able to sustain the sales increase of 2004, there can be no assurances that the Company will be profitable in any future periods.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of December 31, 2005 was $252,994, as compared to working capital of $290,355 as of December 31, 2004. The decrease in working capital is a result of an increase in current liabilities primarily because of an increase in current portion of debt. Total long term debt declined by $76,751.

Cash provided by operating activities was $107,159 for the year ended December 31, 2005 compared to cash provided in operating activities of $232,134 for the same period in 2004. The decrease in cash provided by operating activities was a result of an increase in the net loss of over $34,000 and change in receivables of over $89,000 (from a decrease in receivables of $79,173 in 2004 which increased operating cash to a decrease of over $10,000 in 2005 which decreased operating cash).

Cash used in investing activities for the year ended December 31, 2005 was $38,644 compared to cash used in investing activities of $235,390 during the same period in 2004. Expenditures in 2004 included an afterburner for the roaster of $57,000, $35,000 for a used auto, $30,000 for racks for the introduction of the Company’s line into a major retailer in northern California, $20,000 for portion control packing equipment, $25,000 for brewers, grinders and fixtures, $20,000 for the upgrade of the phone system, $19,000 for the artwork for new package designs, $10,500 for plates and cylinders for packaging, $6,200 for signage for vehicles, $3,500 for computers and $8,000 for other pieces of production equipment. Capital expenditures made in 2005 included $44,000 for brewers, grinders and display fixtures.

Net cash used in financing activities for the year ended December 31, 2005 was $66,686 as compared to net cash provided by financing activities for the same period in 2004 of $74,349. Refinancing of debt in 2004 provided cash in 2004 while during 2005 the Company only renewed its letter of credit and paid down debt of over $87,000.

Cash as of December 31, 2005 was $113,383, an increase of nearly $2,000 when compared to cash of $111,556 for the same date in 2004.

In November 2004, the Company refinanced its note and credit line with Merrill Lynch by securing a term note for $358,000 with the Savings Bank of Mendocino. This new note is amortized over ten years and is payable in five years with a balloon payment on December 1, 2009. Interest and principal are paid monthly with interest calculated at 3% over the prime rate. The rate was 10.0% at December 31, 2005. The new note is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. This new note is personally guaranteed by the Company’s majority shareholders.

The Company has also secured a $30,000 line of credit with the Savings Bank of Mendocino. The credit line is interest only payments renewable annually at 3% over the prime rate. The note was renewed by the Savings Bank of Mendocino on November 17, 2005. The interest rate on the credit line was 10% at December 31, 2005. The credit line is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. The line of credit is personally guaranteed by the Company’s majority shareholders. As of December 31, 2005, there was $21,000 borrowed on this line.

The Company’s debt at December 31, 2005 was $525,594 for all term debt and obligations under capital leases, down nearly $67,000 from $592,281 at December 31, 2004. Of the total, over $110,464 is due in fiscal 2006. Of the total borrowings, $354,919 is owed to Savings Bank of Mendocino. See Auditor’s Report, Notes to the Financial Statements Note 6.

The Company has an unsecured note payable with interest at 12% paid monthly to the majority shareholders, due on demand after June 30, 1996 for $19,919.

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

A summary of the Company’s principal contractual obligations and other commitments as of December 31, 2005 is shown in the following table:

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$525,594	$110,464	$144,497	$110,438	$160,195
Operating Leases	63,538	39,491	23,342	705	—
Real Estate Leases	1,298,566	162,695	312,601	322,515	500,755
Total Cash Obligations	$1,887,698	$312,650	$480,440	$433,658	$660,950

The Company anticipates that its existing capital resources and cash generated from operations will be sufficient to meet its cash requirements for the next 12 months at approximately the same level of operations.

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

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s controls over financial reporting during the fourth quarter of 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 8B Other Information

On November 19, 2005, the Company executed a Promissory Note in favor of the Savings Bank of Mendocino County. The Promissory Note provides the Company with a $30,000 revolving line of credit permitting interest-only payments and renewable annually at 3% over the prime interest rate. As of December 31, 2005, the Company had borrowed $21,000 on the line of credit.

The Promissory Note is secured by a first priority security interest in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights and is personally guaranteed by the Company’s majority shareholders. The terms of the Promissory Note permit the Savings Bank of Mendocino to declare the entire unpaid principal amount and all accrued interest immediately due upon the occurrence of certain events of default, as defined in the Promissory Note. The specified events of default under the Promissory Note include, but are not limited to, failure to make any payment when due, revocation of the majority shareholders’ personal guarantees, insolvency or forfeiture proceedings against the Company or the majority shareholders or any change in ownership of 25% or more of the Company’s common stock.

In November, 2005 the Company signed a new ten year lease with the majority shareholders to lease the Company’s roasting, warehouse and headquarters facilities at the current monthly lease payment. The new lease contains an escalator using the CPI to increase the lease cost on June 1 of each year. The term ends May 31, 2015. The current year rent is $8,600. See Auditor’s Report, Notes to Financial Statements, Note 9 and 10.

PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors, nominees, key employees and executive officers of the Company and their ages as of the date of this Form 10-KSB are as follows:

Name	Age	Position with the Company
Paul Katzeff	68	Chief Executive Officer & Director
Joan Katzeff	56	President and Director
Roy Doughty	56	Director
Sam Kraynek	58	ChiefFinancial Officer

Paul Katzeff, a co-founder of the Company, has served as Roastmaster, Chief Executive Officer and a Director since its incorporation on May 10, 1982. Mr. Katzeff is a co-founder of the Specialty Coffee Association of America (S.C.A.A.) and served as its Chairman in 1985. He has served as an elected Board member of the S.C.A.A. since 1994, and served as Chairman of the Environmental Committee of the Board in 1994. Mr. Katzeff co-chaired the Second Annual Sustainable Coffee Conference held in April of 1998. Mr. Katzeff served as S.C.A.A. President in the year 2000. Mr. Katzeff and Joan Katzeff are husband and wife. Mr. Katzeff holds a Bachelors degree in Agriculture from Cornell University and a Masters degree in Social Work from Adelphi University.

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

Sam Kraynek has served as the Company’s Chief Financial officer since December 2004. Mr. Kraynek has been in the food business for over thirty years. He has been President and General Manager of the Rosarita Mexican Food Division of Beatrice Companies, General Manager of the Bakery Distribution Division of International Multifoods and Vice President of Sales and Marketing for Bay State Milling Company. Mr. Kraynek has a B.S. in accounting and started his career in public accounting. Mr. Kraynek has been with the Company for nine years.

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

ITEM 10 EXECUTIVE COMPENSATION

The following table provides certain information concerning the compensation paid to the Company’s Chief Executive Officer and President for fiscal 2003, 2004 and 2005. All other Executive Officers received less than $100,000 in fiscal 2004.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year ($)	Salary ($)			Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Opts	LTIP Payouts	All Other Compensation
Paul Katzeff Chief Executive Off. and Director	2005 2004 2003	$ $ $	95,804 95,804 100,000	@ @	— — —	— — —	— — —	— — —	— — —	— — —
Joan Katzeff President and Director	2005 2004 2003	$ $ $	100,000 100,000 100,000		— — —	— — —	— — —	— — —	— — —	— — —

@	Mr. Katzeff receives use of a company car, which he uses primarily for business purposes. Mr. Katzeff voluntarily reduced his compensation in October 2004 to offset the increased cost incurred by the Company in financing a new vehicle to replace his prior company car. The salary reduction equals the additional cost of the new loan compared to the cost of the prior vehicle. See Auditor’s Report, Notes to Financial Statements, Note 6.

EQUITY COMPENSATION

The Company did not grant equity compensation, such as options, restricted stock awards or stock appreciation rights to any of the above named executive officers during fiscal 2005, 2004 or 2003. The Company does not have a long-term incentive plan.

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

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percentage
Joan and Paul Katzeff(1) (Joan Katzeff, President) (Paul Katzeff, CEO) c/o Thanksgiving Coffee Co., Inc. POB 1918 Fort Bragg, CA 95437	977,000	(1)	78.9%

Sam Kraynek, CFO c/o Thanksgiving Coffee Co., Inc. POB 1918 Fort Bragg, CA 95437	1,000		0.08%

Roy Doughty Director c/o Thanksgiving Coffee Co., Inc. POB 1918 Fort Bragg, CA 95437	200		0.02%

All directors and executive officers as a group (4 persons)	978,200	(1)	78.92%

(1)	Shares are originally issued, restricted and jointly owned by Joan Katzeff and Paul Katzeff.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company signed a new lease for its corporate headquarters, warehouse and waterfront facilities from Joan and Paul Katzeff, who are directors and executive officers of the Company (the “Katzeffs”). The new lease is for ten years and ends May, 31 2015. The lease provides for monthly payments of $8,600 in fiscal 2005, and the Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The Company also has an unsecured interest only note due on demand to the Katzeffs. The Katzeffs also guaranteed personally the Company’s note and line of credit with the Savings Bank of Mendocino. See Note 6 and Note 11 of “Notes to Financial Statements.” See “Liquidity and Capital Resources.”

Global Insights, of which Mr. Doughty, a director of the Company, is a principal, is a party to a one-year consulting agreement that commenced January 1, 2005 for the provision of specific business functions including a provision of shareholder relation services for $18,000 per year. Global Insights also received an additional $1,500 during fiscal 2005 for similar services provided outside the agreement. In 2004, Global Insights received an aggregate of $8,250 for similar services.

The Company carries insurance indemnifying its directors and certain officers and certain employees against certain liabilities by reason of their status or service as directors, officers or employees of the Company.

ITEM 13 EXHIBITS

3.1	Restated Articles of Incorporation of the Company.+

3.2	Bylaws of the Company.+

3.2.1	Amendment No. 1 to Bylaws of the Company, dated June 3, 1996.+++

10.1	Lease agreement for the Company’s headquarters and manufacturing and storage facility in Fort Bragg dated November 1, 2005.

10.3	Lease Agreement for the Company’s Bakery in Mendocino.++

10.4	Sample Coffee Purchase Agreement.+

10.6	Summary Plan Description of the Company’s Profit Sharing Plan. ++

10.10	License Agreement between the Company and the American Birding Association, Inc.**

10.11	Promissory Note issued by the Company to the Savings Bank of Mendocino County.**

10.12	Promissory Note issued by the Company to the Savings Bank of Mendocino County.**

10.13	Consulting Agreement between Global Insights and the Company for Investor Relations services for 2005.

10.14	Promissory Note issued by the Company to the Savings Bank of Mendocino

14.1	Code of Ethics*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes- Oxley Act of 2002.

31.2	Certification of President Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No 33-96070-LA).
++	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 1997.
+++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended June 30, 1997
*	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2003
**	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2004.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company uses the firm of Sallmann, Yang & Alameda (SYA) to perform its annual audit, prepare the Company’s federal and state tax return and review the Company’s quarterly financial statements. The Company paid the following fees to SYA in 2004 and 2005:

AUDIT FEES

2004	$42,000
2005	$42,925

AUDIT-RELATED FEES

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported in the preceding paragraph were:

None

TAX FEES

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, tax planning and tax preparation were:

2004	$5,000
2005	$5,000

ALL OTHER FEES

None

There were no fees paid for and no work authorized other than for audit, quarterly review and tax services. SYA provides a proposal, including proposed fee, which is discussed by the Board of Directors and at the annual meeting of shareholders prior to ratification of the selection of SYA as the Company’s auditors.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Thanksgiving Coffee Company, Inc.

/s/ Paul Katzeff CEO

March 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Chief Executive Officer (Principal Executive Officer) and Director
/s/ Paul Katzeff		March 30, 2006
Paul Katzeff

/s/ Joan Katzeff	President and Director	March 30, 2006
Joan Katzeff

/s/ Roy Doughty	Director	March 30, 2006
Roy Doughty

/s/ Sam Kraynek	Chief Financial Officer	March 30, 2006
Sam Kraynek	(Principal Financial Officer and
Principal Accounting Officer)

Financial Statements

Thanksgiving Coffee Company, Inc.

For the Years Ended December 31, 2005 and 2004

with Report of Independent Accountants

Thanksgiving Coffee Company, Inc.

Audited Financial Statements

For the Years Ended December 31, 2005 and 2004

PERCY S. YANG, CPA, ABV

KATHLEEN M. ALAMEDA, CPA

DEBRA K. DOBLE, CPA

LOUISE SALLMANN (RETIRED)

J. LORI BATEMAN, CPA

JENNIFER D. CASTELLUCCIO, CPA

KAYLEEN J. CLEMENS, CPA

MARION E. LEACH, CPA

MICHAEL R. RAMIL, CPA

JOHN ROSEHTNAL, CPA

GEORGEAN M. VONHEEDER-LEOPOLD, EA

Report of Independent Auditors

To The Board of Directors and Shareholders of

Thanksgiving Coffee Company, Inc.

Fort Bragg, California

We have audited the accompanying balance sheets of Thanksgiving Coffee Company, Inc. (a California Corporation) as of December 31, 2005 and 2004 and the related statements of income, accumulated deficit and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thanksgiving Coffee Company, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

SALLMANN, YANG & ALAMEDA

An Accountancy Corporation

Pleasanton, California

February 23, 2006

6601 Koll Center Parkway, Suite 180 Pleasanton, CA 94566-3118 • (925) 426-7744 • FAX (925) 426-7772 • www.syacpa.com

Thanksgiving Coffee Company, Inc.

Balance Sheets

	December 31,
	2005	2004
Assets
Current assets
Cash	$113,385	$111,556
Accounts receivable	288,111	277,853
Inventories	443,910	452,537
Prepaid expenses	31,738	40,551
Deferred tax asset	5,851	3,400

Total current assets	882,995	885,897

Property and equipment
Property and equipment	2,734,158	2,827,793
Accumulated depreciation	(2,228,020)	(2,214,248)

Total property and equipment	506,138	613,545

Other assets
Deposits and other assets	59,932	60,181
Goodwill	171,773	171,773
Other intangibles, net of amortization	29,448	36,192
Deferred tax asset	95,061	78,700

Total other assets	356,214	346,846

Total assets	$1,745,347	$1,846,288

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Balance Sheets

	December 31,
	2005	2004
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$432,324	$421,994
Notes payable - bank	45,959	23,841
Notes payable - other	6,598	12,834
Notes payable - shareholders	19,919	19,919
Capital lease obligations	37,988	43,806
Accrued liabilities	87,213	69,748

Total current liabilities	630,001	592,142

Long term debt
Notes payable - bank	308,960	334,159
Notes payable - other	20,704	34,268
Capital lease obligations	85,466	123,454

Total long term debt	415,130	491,881

Total liabilities	1,045,131	1,084,023

Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and oustanding	861,816	861,816
Additional paid in capital	24,600	24,600
Retained earnings (accumulated deficit)	(186,200)	(124,151)

Total shareholders’ equity	700,216	762,265

Total liabilities and shareholders’ equity	$1,745,347	$1,846,288

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Statements of Income

	For the Years Ended December 31,
	2005	2004	2003
Income
Net sales	$4,883,621	$4,891,992	$4,741,877
Cost of sales	2,725,719	2,633,321	2,444,722

Gross profit	2,157,902	2,258,671	2,297,155
Operating expenses
Selling, general and administrative expenses	2,057,608	2,112,067	2,221,927
Depreciation and amortization	144,640	136,552	162,751

Total operating expenses	2,202,248	2,248,619	2,384,678

Operating income (loss)	(44,346)	10,052	(87,523)
Other income (expense)
Interest income	—	—	21
Covenant not to compete	—	—	(25,000)
Miscellaneous income (expense)	3,915	1,461	(5,945)
Gain on sale of equipment	11,814	93	—
Interest expense	(51,444)	(37,396)	(32,128)

Total other income (expense)	(35,715)	(35,842)	(63,052)

Loss before income taxes	(80,061)	(25,790)	(150,575)
Income tax (expense) benefit	18,012	(2,300)	11,393

Net loss	$(62,049)	$(28,090)	$(139,182)

Loss per share (basic)	$(0.05)	$(0.02)	$(0.11)

Loss per share (dilutive)	$(0.05)	$(0.02)	$(0.11)

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Statements of Accumulated Deficit

	For the Years Ended December 31,
	2005	2004	2003
Retained earnings (deficit), beginning	$(124,151)	$(96,061)	$43,121
Net loss	(62,049)	(28,090)	(139,182)

Retained earnings (accumulated deficit), ending	$(186,200)	$(124,151)	$(96,061)

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

	For the Years ended December 31,
	2005	2004	2003
Operating activities
Net loss	$(62,049)	$(28,090)	$(139,182)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	164,608	157,931	177,009
Allowance for bad debts	—	(13,974)	12,077
Gain on sale of equipment	(11,814)	(93)	—
Deferred income tax expense (benefit)	(18,812)	1,500	(12,193)
(Increase) decrease in:
Accounts receivable	(10,257)	79,173	(42,196)
Inventories	8,627	(42,839)	(30,820)
Prepaid expenses	8,813	152	(11,751)
Deposits and other assets	249	(5,706)	(9,845)
Increase (decrease) in:
Accounts payable	10,329	75,730	43,361
Accrued liabilities	17,465	8,350	6,600

Net cash provided by (used in) operating activities	107,159	232,134	(6,940)
Investing activities
Purchases of property and equipment	(44,720)	(235,390)	(74,921)
Proceeds from sale of equipment	6,076	—	—

Net cash used in investing activities	(38,644)	(235,390)	(74,921)
Financing activities
Proceeds from notes payable and capital leases	21,000	533,497	466,586
Repayments of notes payable and capital leases	(87,686)	(459,148)	(409,436)

Net cash provided by (used in) financing activities	(66,686)	74,349	57,150
Net increase (decrease) in cash	1,829	71,093	(24,711)
Cash at beginning of year	111,556	40,463	65,174

Cash at end of year	$113,385	$111,556	$40,463

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

December 31, 2005 and 2004

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

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. As such, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards (FASB) No. 123, “Accounting for Stock-Based Compensation”, which establishes a fair value method of accounting for stock options and similar equity instruments. At present there are no outstanding stock options that were granted to employees and the Company has no plans to offer stock based compensation to its employers or others.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company’s policy is that fully vested vacation is accrued at each quarter end. The accrued liability for vacation pay was $16,000 and $6,500 as of December 31, 2005 and 2004, respectively, and such amount is included in accrued liabilities. Carryover paid sick days are not available, or ever considered vested.

Advertising

Advertising costs are expensed as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of mail order solicitation and catalog costs. For the years ended December 31, 2005 and 2004 the Company did not engage in any direct response advertising that would require capitalization. Advertising costs charged to expense were $20,659, $26,879 and $43,759 for the years ended December 31, 2005, 2004 and 2003, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company adopted Securities and Exchange Commission Staff Accounting Bulletins No. 101 (“SAB101”). Revenue Recognition in Financial Statements in 2002, retroactive to November 1, 2000. No restatement of the financials was necessary since the financials were already in conformity with the revenue recognition principles and no material transactions were effected by this adoption.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

2. Accounts Receivable

Accounts receivable consist of the following:

	2005	2004
Accounts receivable	$296,094	$281,540
Due from employees	561	3,449

	296,655	284,989
Less: allowance for doubtful accounts	(8,544)	(7,136)

Net accounts receivable	$288,111	$277,853

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables. Bad debt expense (recovery) for the years ended December 31, 2005, 2004 and 2003 was $1,408, ($2,773) and $24,508, respectively.

3. Inventories

Inventories consist of the following:

	2005	2004
Coffee
Unroasted	$122,191	$152,226
Roasted	101,309	78,430
Tea	14,680	15,088
Packaging, supplies and other merchandise held for sale	205,730	206,793

Total inventories	$443,910	$452,537

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

4. Property and Equipment

Property and equipment consist of the following:

	2005	2004
Equipment	$1,478,386	$1,539,015
Furniture and fixtures	260,214	276,628
Leasehold improvements	424,553	421,811
Transportation equipment	150,060	168,695
Marketing equipment	166,162	14,077
Capitalized website development costs	14,077	166,861
Property held under capital leases	240,706	240,706

Total property and equipment	2,734,158	2,827,793
Accumulated depreciation	(2,228,020)	(2,214,248)

Property and equipment, net	$506,138	$613,545

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $157,864, $155,835 and $177,001, respectively.

5. Goodwill and Other Intangible Assets

As part of the adoption of Statement of Financial Accounting Standards (FASB) No. 142, Goodwill and Other Tangible Assets as of January 1, 2002, the Company no longer amortizes goodwill. The Company performed a test of impairment on goodwill that resulted in no impairment loss as of December 31, 2005 and 2004, respectively. Consequently, there was no change in the carrying value of goodwill in the years ended December 31, 2005 or 2004.

Intangible assets subject to amortization consist of the following:

	2005	2004
Leasehold value	$67,000	$67,000
Trademarks	5,127	5,127

Total intangible assets	72,127	72,127
Accumulated amortization	(42,679)	(35,935)

Other intangibles, net of amortization	$29,448	$36,192

Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $6,744, $2,095 and $6,962, respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6. Long Term Debt

	2005	2004

Notes Payable

Note payable to Savings Bank of Mendocino, payable in monthly installments of $4,307 plus interest at 3% over prime rate beginning January 1, 2005 (10.00% at December 31, 2005), final payment is due on December 1, 2009. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders.	$333,919	358,000

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996. The shareholders had subordinated this note to all other notes payable in 2002.	19,919	19,919

Note payable to Mercedes-Benz Credit, payable in monthly installments of $691, including interest at 6.99%, secured by a vehicle, final payment due on September 24, 2009. The CEO has reduced his compensation by $300 per month to offset the cost of the car to the Company.	27,302	33,456

Note payable to Chase Manhattan Bank, payable in monthly installments of $304, including interest at 9.90% secured by a vehicle, final payment due on November 16, 2005. The note is personally guaranteed by the Company’s majority shareholders.	—	3,193

Note payable to Chrysler financing, payable in monthly installments of $335, including interest at 6.00% secured by vehicle, final payment due on October 30, 2007.	—	10,453

Note payable to Savings Bank of Mendocino, interest payable in monthly installments at 3% over prime rate beginning November 19, 2005 (10.00% at December 31, 2005). The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. This note is personally guaranteed by the Company’s majority shareholder.	21,000	—

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6. Long Term Debt (continued)

	2005	2004

Capital Lease Obligations

Note payable to Avaya Financial Services, payable in monthly instalments of $871, including interest at 12.00% secured by phone equipment, final payment due August 2009.	32,567	40,304

Note payable to Manifest Leasing, payable in monthly installments of $444, including interest at 12.909%, secured by equipment, final payment due on March 2007.	5,918	10,238

Note payable to Axis Capital, payable in monthly installments of $709, including interest at 16.619% secured by store fixtures, final payment due September 14, 2009.	23,701	28,161

Note payable to G.E. Capital, payable in monthly installments of $1,355, including interest at16.78%, secured by store fixtures, final payment due on March 1, 2009.	40,504	49,154

Note payable to US Bancorp, payable in monthly installments of $462, including interest at 14.237%, secured by equipment, final payment due on May 22, 2009.	14,926	18,094

Note payable to National Financial Services, payable in monthly installments of $1,414, including interest at 10.512%, secured by equipment, final payment due on May 10, 2006.	5,838	21,309

	525,594	592,281

Less current portion	(110,464)	(100,400)

Long term portion of notes payable	$415,130	$491,881

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6. Long Term Debt (continued)

Interest paid for the years ended December 31, 2005, 2004 and 2003 was $51,444, $37,326 and $32,128, respectively.

As of December 31, 2005, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Years Ending December 31,
2006	$110,464
2007	70,333
2008	74,164
2009	55,219
2010	55,219
Thereafter	160,195

$525,594

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

7. Income Taxes

The components of the provision for income tax (expense) benefit are as follows:

	2005	2004	2003

Current tax (expense) - state	$(800)	$(800)	$(800)

Deferred tax (expense) benefit
Federal	24,995	(4,170)	9,750
State	(6,183)	2,670	2,443

Total deferred tax (expense) benefit	18,812	(1,500)	12,193

Net (expense) benefit for income taxes	$18,012	$(2,300)	$11,393

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7. Income Taxes (continued)

A reconciliation of the Company’s income tax benefit rate to the U.S. federal statutory rate is as follows:

	2005	2004	2003

Statutory income tax (expense) benefit rate	15.0%	15.0%	15.0%
Property and equipment differences	-7.3%	3.8%	-2.1%
Nondeductible expense	-2.6%	1.3%	-1.4%
Officers’ life insurance	-3.8%	-11.7%	-2.0%
Net operating loss	0.0%	8.9%	0.0%
Valuation adjustment	-3.5%	-7.0%	0.0%
Other	2.0%	-1.4%	-2.0%

Effective income tax (expense) benefit rate	-0.2%	8.9%	7.5%

The primary components of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	2005	2004

Net operating loss and tax credit carryforwards	$112,260	$104,700
Depreciation and amortization	(19,909)	(22,000)
Other	8,561	(600)

Net deferred tax asset	$100,912	$82,100

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7. Income Taxes (continued)

At December 31, 2005 the Company had available unused contributions, manufacturers’ investment credit, and net operating loss carryforwards that may provide future tax benefits and that expire as follows:

Federal

Years Ending December 31,	Contributions	Loss
2006	$758	$—
2008	3,767	—
2009	5,295	—
2017	4,667	290,210
2018	—	128,576
2023	—	96,867
2024	—	49,714
2025	—	17,613

	$14,487	$582,980

California

Years Ending December 31,	Manufacturers Investment Credit	Contributions	Net Operating Loss
2006	$5,609	$—	$—
2008	4,382	3,767	—
2009	306	4,539	—
2010	1,082	4,667	—
2011	1,892	—	—
2012	59	—	—
2013	—	—	49,041
2014	—	—	69,544

	$13,330	$12,973	$118,585

Income taxes paid for the years ended December 31, 2005, 2004 and 2003 was $800, $800 and $800, respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

8. Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancelable operating leases with terms ranging from three to five years.

As of December 31, 2005, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

Years Ending December 31,
2006	$39,491
2007	18,238
2008	5,104
2009	705
Thereafter	—

$63,538

Total operating lease payments for the years ended December 31, 2005, 2004 and 2003 were $51,486, $53,178 and $56,933, respectively.

9. Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The renegotiated lease is a ten-year term commencing May 31, 2005 and ending May 31, 2015. Rental expense under the lease was $103,200 for each of the years ended December 31, 2005, 2004 and 2003, respectively.

The Company also leases a bakery establishment in Mendocino, California and warehouse premises in Santa Rosa, California under operating leases expiring September 30, 2011 and January 31, 2007, respectively. Rental expense under these operating leases was $55,680, $54,445 and $52,438 for the years ended December 31, 2005, 2004 and 2003, respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

9. Long Term Leases (continued)

As of December 31, 2005, minimum future rental payments under noncancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years Ending December 31,
2006	$162,695
2007	155,491
2008	157,110
2009	160,065
2010	162,450
Thereafter	500,755

$1,298,566

10. Related Party Transactions

As of December 31, 2005, the Company has (i) one interest only note payable due on demand and (ii) a principal and interest note, in each case payable to Paul and Joan Katzeff (the Company’s majority shareholders). The Company also leases properties from its majority shareholders.

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Principal on notes	$—	$—	$26,136
Interest expense	$2,630	$2,630	$4,050
Rent expense	$103,200	$103,200	$103,200

The Company’s majority shareholders’ also guarantee certain notes payable for the Company (See Note 6).

19