Form 10QSB
period 2006-03-31
THANKSGIVING COFFEE CO INC
filed 2006-05-12
CIK 949852

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☒    No   ☐

As of May 12, 2006, there were 1,236,744 shares outstanding of common stock of the issuer.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one):

Yes  ☐    No   ☒

THANKSGIVING COFFEE COMPANY, INC.

Financial Statements

and Other Financial Information

Thanksgiving Coffee Company, Inc.

For the Three Months Ended March 31, 2006 and 2005

Thanksgiving Coffee Company, Inc.

Balance Sheets

Unaudited

	March 31,
	2006	2005
Assets
Current assets
Cash	$20,229	$65,933
Accounts receivable, net of allowance	243,059	223,554
Inventories	418,177	405,540
Prepaid expenses	15,364	28,684
Deferred tax asset	5,851	3,400

Total current assets	702,680	727,111
Property and equipment
Property and equipment	2,782,986	2,735,444
Accumulated depreciation	(2,262,791)	(2,152,194)

Total property and equipment	520,195	583,250
Other assets
Deposits and other assets	59,932	60,332
Goodwill	171,773	171,773
Other intangibles, net of amortization	29,200	33,876
Deferred tax asset	95,061	78,700

Total other assets	355,966	344,681

Total assets	$1,578,841	$1,655,042

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Balance Sheets

Unaudited

	March 31,
	2006	2005
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$448,363	$346,945
Notes payable - bank	48,067	25,214
Notes payable - other	8,820	20,004
Capital lease obligations	37,882	37,269
Accrued liabilities	49,712	52,071

Total current liabilities	592,844	481,503
Long term debt
Notes payable - bank	300,345	327,431
Notes payable - other	29,524	62,317
Notes payable - shareholders	19,918	19,919
Capital lease obligations	90,756	81,107

Total long term debt	440,543	490,774

Total liabilities	1,033,387	972,277
Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(340,962)	(203,651)

Total shareholders’ equity	545,454	682,765

Total liabilities and shareholders’ equity	$1,578,841	$1,655,042

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Operations

Unaudited

	For the Three Months Ended March 31,
	2006	2005
Income
Net sales	$1,103,564	$1,133,766
Cost of sales	676,423	639,152

Gross profit	427,141	494,614
Operating expenses
Selling, general and administrative expenses	535,937	519,302
Depreciation and amortization	30,722	37,995

Total operating expenses	566,659	557,297

Operating loss	(139,518)	(62,683)
Other income (expense)
Miscellaneous income (expense)	(2,111)	(1,087)
Gain (loss) on sale of equipment	—	(1,758)
Interest expense	(12,333)	(13,172)

Total other income (expense)	(14,444)	(16,017)

Loss before income taxes	(153,962)	(78,700)
Income tax expense	(800)	(800)

Net loss	$(154,762)	$(79,500)

Loss per share (basic)	$(0.125)	$(0.377)

Loss per share (dilutive)	$(0.125)	$(0.377)

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Accumulated Deficit

Unaudited

	For the Three Months Ended March 31,
	2006	2005
Accumulated deficit, beginning of period	$(186,200)	$(124,151)
Net loss	(154,762)	(79,500)

Accumulated deficit, end of period	$(340,962)	$(203,651)

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

Unaudited

	For the Three Months Ended March 31,
	2006	2005
Operating activities
Net loss	$(154,762)	$(79,500)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	35,019	41,256
Allowance for bad debts	(2,102)	(2,202)
(Increase) decrease in:
Accounts receivable	47,154	56,501
Inventories	25,733	46,997
Prepaid expenses	16,374	11,068
Deposits and other assets	—	(151)
Increase (decrease) in:
Accounts payable	16,039	(75,049)
Accrued liabilities	(37,501)	(17,677)

Net cash used in operating activities	(54,046)	(18,757)
Investing activities
Purchases of property and equipment	(48,828)	(9,711)
Proceeds from sale of equipment/disposal	—	1,865

Net cash used in investing activities	(48,828)	(7,846)
Financing activities
Proceeds from notes payable and capital leases	31,732	—
Repayments of notes payable and capital leases	(22,014)	(19,020)

Net cash provided by (used in) financing activities	9,718	(19,020)
Decrease in cash	(93,156)	(45,623)
Cash at beginning of period	113,385	111,556

Cash at end of period	$20,229	$65,933

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

March 31, 2006 and 2005

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

Goodwill and Other Intangible Assets

As of January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (FASB) No. 142, Goodwill and Other Intangibles. Goodwill is assigned to a specific reporting unit and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the reporting unit’s carrying amount is greater than its fair value. Intangible assets with definite lives are amortized over their useful economic lives. Financial condition and results of operations in accordance with FASB Statement No. 142 are reflected in accompanying 2006 and 2005 financial statements.

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

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company’s policy is that fully vested vacation is accrued at each quarter end. The accrued liability for vacation pay was $18,200 as of March 31, 2006, and such amount is included in accrued liabilities. Carryover paid sick days are not available, or ever considered vested.

Advertising

Advertising costs are expensed as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of mail order solicitation and catalog costs. For the three months ended March 31, 2006 the Company did not engage in any direct response advertising that would require capitalization. Advertising costs charged to expense was $15,250 for the three months ended March 31, 2006.

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

2.	Accounts Receivable

Accounts receivable consist of the following:

Accounts receivable	$248,989
Due from employees	512

249,501
Less: allowance for doubtful accounts	(6,442)

Net accounts receivable	$243,059

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables. Bad debt expense (recovery) for the three months ended March 31, 2006, was $0.

3.	Inventories

Inventories consist of the following:

Coffee
Unroasted	$121,144
Roasted	84,664
Tea	12,506
Packaging, supplies and other merchandise held for sale	199,863

Total inventories	$418,177

4.	Property and Equipment

Property and equipment consist of the following:

Equipment	$1,419,164
Furniture and fixtures	336,533
Leasehold improvements	424,553
Transportation equipment	164,045
Marketing equipment	166,162
Capitalized website development costs	14,077
Property held under capital leases	258,452

Total property and equipment	2,782,986
Accumulated depreciation	(2,262,791)

Property and equipment, net	$520,195

Depreciation expense for the three months ended March 31, 2006, was $34,771.

5.	Goodwill and Other Intangible Assets

As part of the adoption of Statement of Financial Accounting Standards (FASB) No. 142, Goodwill and Other Tangible Assets as of January 1, 2002, the Company no longer amortizes goodwill. The Company performed a test of impairment on goodwill that resulted in no impairment loss as of March 31, 2006. Consequently, there was no change in the carrying value of goodwill as of March 31, 2006.

Intangible assets subject to amortization consist of the following:

Leasehold value	$67,000
Trademarks	5,127

Total intangible assets	72,127
Accumulated amortization	(42,927)

Other intangibles, net of amortization	$29,200

Amortization expense for the three months ended March 31, 2006, was $248.

6.	Long Term Debt

Notes Payable

Note payable to Savings Bank of Mendocino, payable in monthly installments of $4,307 plus interest at 3% over prime rate beginning January 1, 2005 (10.5% at March 31, 2006), final payment is due on December 1, 2009. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders.	$327,412

Line of credit to Savings Bank of Mendocino, payable in monthly installments of interest only at 3% over prime rate beginning December 1, 2005 (10.5% at March 31, 2006). The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders.	21,000

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996. Shareholders note is subordinated to all other notes payable.	19,918

Note payable to Mercedes-Benz, payable in monthly installments of $691, including interest at 6.99%, secured by a vehicle, final payment due on September 24, 2009.	25,696

Note payable to Chrysler Financing, payable in monthly installments of $329, including interest at 15.492%, secured by a vehicle, final payment due on January 24, 2011.	12,648

6.	Long Term Debt (continued)

Capital Lease Obligations

Note payable to National Financial Services, payable in monthly installments of $1,414, including interest at 10.512%, secured by equipment, final payment due on May 10, 2006.	1,711

Note payable to Manifest Leasing, payable in monthly installments of $444, including interest at 12.203%, secured by equipment, final payment due on March 1, 2007.	4,753

Note payable to Nationwide Funding, LLC, payable in monthly installments of $1,355, including interest at 16.78%, secured by equipment, final payment due on March 1, 2009.	38,107

Note payable to Nationwide Funding, LLC payable in monthly installments of $462, including interest at 14.237%, secured by equipment, final payment due on May 22, 2009.	14,061

Note payable to Avaya Financial Services, payable in monthly installments of $824, including interest at 5.855%, secured by equipment, final payment due on August 1, 2009.	30,561

Note payable to Axis Capital, payable in monthly installments of $709, including interest at 15.473% secured by store fixtures, final payment due September 14, 2009.	22,474

Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $533, including interest at 22.239%, secured by equipment, final payment due on January 1, 2010.	16,970

535,312
Less current portion	(94,769)

Long term portion of notes payable	$440,543

6.	Long Term Debt (continued)

Interest paid for the three months ended March 31, 2006, was $12,333.

As of March 31, 2006, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Years Ending December 31,
2006	$73,845
2007	96,373
2008	81,500
2009	64,004
2010	34,803
Thereafter	184,787

$535,312

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

7.	Income Taxes

The components of the provision for income tax (expense) benefit are as follows:

Current tax (expense) - state	$(800)

The primary components of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

Net operating loss and tax credit carryforwards	$112,260
Depreciation and amortization	(19,909)
Other	8,561

Net deferred tax asset	$100,912

7.	Income Taxes (continued)

At March 31, 2006 the Company had available unused contributions, manufacturers’ investment credit, and net operating loss carryforwards that may provide future tax benefits and that expire as follows:

Federal Years Ending December 31,		Contributions	Net Operating Loss	Total
2006		$758	$—	$758
2008		3,767	—	3,767
2009		5,295	—	5,295
2017		—	290,210	290,210
2018		—	128,576	128,576
2023		—	96,867	96,867
2024		—	49,714	49,714
2025		—	17,613	17,613

		$9,820	$582,980	$592,800

California Years Ending December 31,	Manufacturers’ Investment Credit	Contributions	Net Operating Loss	Total
2006	$5,609	$—	$—	$5,609
2008	4,382	3,767	—	8,149
2009	306	4,539	—	4,845
2010	1,082	—	—	1,082
2011	1,892	—	—	1,892
2012	59	—	—	59
2013	—	—	49,041	49,041
2014	—	—	69,544	69,544

	$13,330	$8,306	$118,585	$140,221

Income taxes paid for the three months ended March 31, 2006, was $800.

8.	Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancelable operating leases with terms ranging from three to five years.

As of March 31, 2006, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

2006	29,618
2007	18,238
2008	5,104
2009	705
Thereafter	—

$53,665

Total operating lease payments for the three months ended March 31, 2006, was $14,286.

9.	Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The renegotiated lease is a ten-year term commencing May 31, 2005 and ending May 31, 2015. Rental expense under the lease was $17,200 for the three months ended March 31, 2006.

The Company also leases a bakery establishment in Mendocino, California and warehouse premises in Santa Rosa, California under operating leases expiring September 30, 2011 and January 31, 2007, respectively. Rental expense under these operating leases was $13,782 for the three months ended March 31, 2006.

9.	Long Term Leases (continued)

As of March 31, 2006, minimum future rental payments under noncancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

2006	$122,021
2007	155,491
2008	157,110
2009	160,065
2010	162,450
Thereafter	500,755

$1,257,892

10.	Related Party Transactions

As of March 31, 2006, the Company has (i) one interest only note payable due on demand and (ii) a principal and interest note, in each case payable to Paul and Joan Katzeff (the Company’s majority shareholders). The Company also leases properties from its majority shareholders.

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the three months ended March 31, 2006, is as follows:

Interest expense	$658
Rent expense	$17,200

The Company’s majority shareholders’ also guarantee certain notes payable for the Company (See Note 6).

THANKSGIVING COFFEE COMPANY, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. In some cases, forward-looking statements may be identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These statements relate to, among other things, possible expansions into new and existing markets and trends in the operations of Thanksgiving Coffee Company, Inc. (“the Company”). Any forward-looking statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. These various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green beans, continuing competition within the Company’s businesses, variances from budgeted sales mix and growth rate, consumer acceptance of the Company’s products, inability to secure adequate capital to fund its operating expenses and working capital requirements, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement the Company’s sales goals, natural disasters, civil unrest in countries which produce coffee and tea, weather and other risks identified herein. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this Quarterly Report on Form 10-QSB. The Company’s forward-looking statements should also be considered in light of its reviewed financial statements, related notes and the other financial information appearing elsewhere in this report and in its other filings with the Securities and Exchange Commission. As a result of these risks and uncertainties, the Company’s actual results may differ materially and adversely from those expressed in any forward-looking statements. The Company assumes no obligation to update any forward-looking statements.

SUMMARY

Sales of the Company have eroded over the last five years due to increased competition, customer attrition and customers roasting green beans for their own use. The Company made several changes in 2004 in an effort to reverse this negative trend, including reducing distribution routes serviced by its own trucks and increasing its use of outside distributors and direct shipment to customers (via UPS or other common carriers). It has also added a northern California chain as a customer serviced by a distributor. Nonetheless, the effect of these changes on the Company’s business in the first three months of 2006 was extremely limited. Because of the limited impact of these changes, as well as the increase in cost of sales and other factors noted herein, there can be no assurances that the Company will be profitable in any future period, and, as a consequence, the Company is considering various strategic alternatives.

The Company has enjoyed favorable margins through the middle of 2004, because of the low price of green beans. Although the Company pays substantially more for its product than the market price, because of quality, organic nature of many of its lines and the fact that it uses fair-traded coffees, it still was able to purchase green beans at low prices. During the last six months of 2004, the world price of coffee more than doubled, eroding margins. The price has continued to rise in 2006, but not as dramatically as previously. If green bean prices do not decline or continue to rise, whether as a consequence of inclement weather in a major producing area or any other event that affects coffee pricing, it would have a negative impact on the Company and its margins.

The Company has a revolving line of credit for $30,000 of which $21,000 is currently outstanding and a term debt facility of $327, 412 with the Savings Bank of Mendocino. The term debt is a five-year note due December 1, 2009 and the line of credit is renewed annually. If the credit line should not be renewed, the stability of the Company’s business would be in question. “See Liquidity and Capital Resources.”

Results of Operations

Three months ended March 31, 2006 versus March 31, 2005

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$(30,202)	(2.7)%
Cost of Sales	37,271	4.5%
Gross Margin	(4.9)%	(11.3)%
Selling, G&A Expense	16,635	3.2%
Depreciation And Amortization	(7,273)	(19.1)%
Interest Expense	(839)	(6.4)%
Net Income (Loss)	(75,262)	—%

Consolidated net sales for the three months ended March 31, 2006 were $1,103,564, down 2.7%, or over $30,000 when compared with net sales of $1,133,766 for the same period in fiscal 2005.

Distribution revenues (e.g., revenues generated on our own truck distribution) were up $20,000 for the three month period ended March 31, 2006, or a 4% increase when compared with distribution sales for the same period in fiscal 2005. Management believes that the sales increase was influenced by the extended winter weather in northern California as no new accounts of a large size were added during the period. The Company continues to test the concept of direct delivery and the use of distributors on its existing truck distribution. An additional route was switched to a distributor late in the fourth quarter of 2005.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were up $30,000, or 5.4% for the three months ended March 31, 2006 when compared to national sales for the same period in 2005. The increase was a result of an increase in existing accounts as no new accounts of a large size were added during the period.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) increased over $3,000, or 2.5% for the three months ended March 31, 2006 when compared to mail order sales for the same period in 2005.

Sales of the Company bakery were down over $83,000 for the three months ended March 31, 2006 when compared to bakery sales for the same period in 2005. The bakery was closed over three weeks in late February and early March of 2006 to repair and replace the floor of the facility.

Although sales for the quarter have improved in the coffee company over the previous year, there can be no assurances that sales will increase in any other period in the future

Consolidated cost of sales for the three months ended March 31, 2006 were $676,423, up 4.5%, or over $37,000 when compared with the cost of sales of $639,152 for the same period in 2005. This increase was a result of an increase in green bean costs of $48,000 offset somewhat by lower worker’s compensation and general insurance costs.

Consolidated gross margin (gross profit as a percentage of net sales) for the three months ended March 31, 2006 was 38.7%, down 11.3 % when compared with gross margin of 43.6% for the same period in 2005. The drop in gross margin was a result of higher costs of green beans for the quarter as noted above.

Consolidated selling, general and administrative expenses were $535,937 for the three months ended March 31, 2006, an increase of 3.2% or more than $16,000 when compared with the selling, general and administrative expenses of $519,302 for the same period in 2005. The increase was due to a $12,000 increase in meeting, travel and promotional costs and higher medical insurance premiums of $5,000 to Blue Shield.

Depreciation and amortization expenses for the three months ended March 31, 2006 were $30,722, a 19.1% decrease, or over $7,000, when compared to depreciation and amortization expenses of $37,995 for the same period in fiscal 2005. The drop in depreciation expenses was a result of the reduction in depreciable assets compared to last year.

Interest expense for the three months ended March 31, 2006 was $12,333, a 6.4% decrease from interest of $13,172 for the same period in 2005. The decrease in interest expense is a result of lower debt during the quarter in 2006 compared to the same period in 2005. Total debt is $535,312 in 2006 versus $573,261 for the same period in 2005.

As a result of the foregoing factors, the Company had a consolidated net loss of $154,762 for the three months ended March 31, 2006, compared to a loss of $79,500 for the same period in 2005. Because of the sales declines in previous years and the increase in the cost of green beans, there can be no assurances that the Company will be profitable in future periods.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, the Company had working capital of $109,836 versus working capital of $245,608 as of March 31, 2005. The decrease in working capital is due primarily to an increase in accounts payable of over $100,000 and a reduction in cash of over $45,000.

Net cash used in operating activities was $54,046 for the three months ended March 31, 2006 compared to net cash used in operating activities for the three months ended March 31, 2005 of $18,757. The increase in net cash used in operating activities in the three months of 2006 was the result of an increase in the loss this year compared to the same period in fiscal 2005 of over $75,000 offset somewhat by changes in assets and liabilities.

Cash used in investing activities was $48,828 for the three months ended March 31, 2006 compared to $7,846 used in the same period in 2005. Capital additions for the first three months of 2006 include $22,000 for computer and program upgrades, $14,000 for a used Toyota Corolla, $5,000 for brewers and grinders, $5,000 for new plates and cylinders for label and bag changes and $2,000 for production equipment.

Net cash provided by financing activities for the three months ended March 31, 2006 was $9,718 compared to cash used in financing activities of $19,020 during the same period in 2005. The cash provided by financing was a result of financing the computer and vehicle purchase. Last year, for the same period, no new debt was acquired in the first quarter of 2005 (See below and Note 6 of Notes to Financial Statements).

Because of larger operating loss and capital purchases, cash at March 31, 2006 is over $90,000 lower than the cash balance at January 1, 2006 and nearly $46,000 lower than March 31, 2005.

In November 2004, the Company refinanced its note and credit line with Merrill Lynch by securing a term note with the Savings Bank of Mendocino which has a balance as of March 31, 2006 of $327,412. This new note is amortized over ten years and is payable in five years with a balloon payment on December 1, 2009 at 3% over prime rate. The rate was 10.5% at March 31, 2006. The new note is collateralized by the Company’s accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. This note is personally guaranteed by the Company’s majority shareholders. (See Note 6 of Notes to the Financial Statements)

The Company also has a $30,000 line of credit with the Savings Bank of Mendocino with current borrowing at March 31, 2006. The credit line is interest only payments renewable annually at 3% over the prime rate. Prime rate was 10.5% at March 31, 2006 with an outstanding balance on the line of $21,000. The credit line is collateralized by a security interest of first priority in all accounts receivable, inventory equipment, instruments, general intangibles and contract rights. The line of credit is personally guaranteed by the Company’s majority shareholders. (See Note 6 of Notes to Financial Statements)

The Company had a loan outstanding for $19,918 at March 31, 2006, payable to the majority shareholders Joan and Paul Katzeff in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996. (See Note 6 of Notes to Financial Statements)

At March 31, 2006, the Company had total borrowings of $535,312 including $348,412 owing to the Savings Bank of Mendocino. This compares to total borrowings of $573,261 as of March 31, 2005, including $352,645 outstanding to Savings Bank of Mendocino at that time.

For long-term debt, see Note 6 and Note 10 of the Notes to Financial Statements. For operating leases, see Note 8 of the Notes to Financial Statements. For real estate leases, see Note 9 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$535,312	$73,845	$177,873	$98,807	$184,787
Operating Leases	53,665	29,618	23,342	705	—
Real Estate Leases	1,257,892	122,021	312,601	322,515	500,755
Total Cash Obligations	$1,846,869	$225,484	$513,816	$422,027	$685,542

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

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s Disclosure controls over financial reporting during the first quarter of 2006 that have materially affected or are reasonably likely to affect the Company’s internal controls over financial reporting.

Part II – Other Information

ITEM 1.	LEGAL PROCEEDINGS

- None -

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

- None -

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

- None -

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- None -

ITEM 5.	OTHER INFORMATION

- None -

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (President)

31.3	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (President).

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

b.	No reports filed on Form 8-K

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Paul Katzeff Paul Katzeff	Chief Executive Officer	May 12, 2006

/s/ Joan Katzeff Joan Katzeff	President	May 12, 2006

/s/ Sam Kraynek Sam Kraynek	Chief Financial Officer	May 12, 2006