Form 10QSB
period 2006-06-30
THANKSGIVING COFFEE CO INC
filed 2006-08-14
CIK 949852

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☒            No  ☐

As of August 11, 2006, there were 1,236,744 shares outstanding of common stock of the issuer.

Transitional Small Business Disclosure Format (check one):

Yes  ☐            No  ☒

THANKSGIVING COFFEE COMPANY, INC.

Financial Statements

and Other Financial Information

Thanksgiving Coffee Company, Inc.

For the Six Months Ended June 30, 2006 and 2005

Thanksgiving Coffee Company, Inc.

Balance Sheets

Unaudited

	June 30,
	2006	2005
Assets
Current assets
Cash	$49,751	$49,066
Accounts receivable, net of allowance	232,696	207,516
Inventories	355,546	438,492
Prepaid expenses	20,314	21,299
Deferred tax asset	5,851	3,400

Total current assets	664,158	719,773
Property and equipment
Property and equipment	2,832,677	2,747,198
Accumulated depreciation	(2,299,944)	(2,191,897)

Total property and equipment	532,733	555,301
Other assets
Deposits and other assets	60,778	59,932
Goodwill	171,773	171,773
Other intangibles, net of amortization	24,522	32,660
Deferred tax asset	95,061	78,700

Total other assets	352,134	343,065

Total assets	$1,549,025	$1,618,139

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Balance Sheets

Unaudited

	June 30,
	2006	2005
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$444,561	$372,931
Line of credit - bank	21,000	24,000
Notes payable - bank	27,530	21,710
Notes payable - other	9,031	19,422
Notes payable - shareholders	39,986	19,918
Capital lease obligations	39,641	35,985
Accrued liabilities	75,893	71,910

Total current liabilities	657,642	565,876
Long term debt
Notes payable - bank	293,245	324,860
Notes payable - other	28,195	57,729
Capital lease obligations	95,865	73,526

Total long term debt	417,305	456,115

Total liabilities	1,074,947	1,021,991
Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(412,338)	(290,268)

Total shareholders’ equity	474,078	596,148

Total liabilities and shareholders’ equity	$1,549,025	$1,618,139

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Operations

Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Income
Net sales	$1,117,582	$1,130,347	$2,243,114	$2,264,113
Cost of sales	634,093	617,392	1,332,484	1,256,544

Gross profit	483,489	512,955	910,630	1,007,569
Operating expenses
Selling, general and administrative expenses	505,425	551,261	1,041,362	1,070,563
Depreciation and amortization	37,502	35,931	68,224	73,926

Total operating expenses	542,927	587,192	1,109,586	1,144,489

Operating loss	(59,438)	(74,237)	(198,956)	(136,920)
Other expense
Miscellaneous expense	1,373	740	(738)	(347)
Loss on sale of equipment	—	(195)	—	(1,953)
Interest expense	(13,311)	(12,925)	(25,644)	(26,097)

Total other expense	(11,938)	(12,380)	(26,382)	(28,397)

Loss before income taxes	(71,376)	(86,617)	(225,338)	(165,317)
Income tax expense	—	—	(800)	(800)

Net loss	$(71,376)	$(86,617)	$(226,138)	$(166,117)

Loss per share (basic)	$(0.058)	$(0.070)	$(0.182)	$(0.134)

Loss per share (dilutive)	$(0.058)	$(0.070)	$(0.182)	$(0.134)

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Accumulated Deficit

Unaudited

	For the Six Months Ended June 30,
	2006	2005
Accumulated deficit, January 1, 2006 and 2005	$(186,200)	$(124,151)
Net loss	(226,138)	(166,117)

Accumulated deficit, June 30, 2006 and 2005	$(412,338)	$(290,268)

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Operating activities
Net loss	$(71,376)	$(86,617)	$(226,138)	$(166,117)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	41,832	43,579	76,851	84,835
Allowance for bad debts	(1,289)	(243)	(3,391)	(2,445)
Loss on disposition of equipment	—	1,953	—	1,953
(Increase) decrease in:
Accounts receivable	11,652	16,281	58,806	72,782
Inventories	62,631	(32,951)	88,364	14,046
Prepaid expenses	(4,951)	8,184	11,423	19,252
Deposits and other assets	(846)	400	(846)	249
Increase (decrease) in:
Accounts payable	(3,802)	25,986	12,237	(49,063)
Accrued liabilities	26,181	19,839	(11,320)	2,162

Net cash provided by (used in) operating activities	60,032	(3,589)	5,986	(22,346)

Investing activities
Purchases of property and equipment	(49,691)	(22,799)	(98,519)	(32,510)
Proceeds from sale of equipment/disposal	—	5,632	—	7,497

Net cash used in investing activities	(49,691)	(17,167)	(98,519)	(25,013)

Financing activities
Proceeds from notes payable and capital leases	47,621	24,000	79,353	24,000
Repayments of notes payable and capital leases	(28,440)	(20,111)	(50,454)	(39,131)

Net cash provided by (used in) financing activities	19,181	3,889	28,899	(15,131)

Decrease in cash	29,522	(16,867)	(63,634)	(62,490)
Cash at April 1, 2006 and 2005 and January 1, 2006 and 2005	20,229	65,933	113,385	111,556

Cash at June 30, 2006 and 2005	$49,751	$49,066	$49,751	$49,066

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

June 30, 2006 and 2005

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

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. As such, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards (FASB) No. 123, “Accounting for Stock-Based Compensation”, which establishes a fair value method of accounting for stock options and similar equity instruments. At present there are no outstanding stock options that were granted to employees and the Company has no plans to offer stock based compensation to its employees or others.

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

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company’s policy is that fully vested vacation is accrued at each quarter end. The accrued liability for vacation pay was $14,700 as of June 30, 2006, and such amount is included in accrued liabilities. Carryover paid sick days are not available, or ever considered vested.

Advertising

Advertising costs are expensed as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of mail order solicitation and catalog costs. For the six months ended June 30, 2006 the Company did not engage in any direct response advertising that would require capitalization. Advertising costs charged to expense was $19,016 for the six months ended June 30, 2006.

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

2.	Accounts Receivable

Accounts receivable consist of the following:

Accounts receivable	$237,849
Less: allowance for doubtful accounts	(5,153)

Net accounts receivable	$232,696

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables. Bad debt expense (recovery) for the six months ended June 30, 2006, was $0.

3.	Inventories

Inventories consist of the following:

Coffee
Unroasted	$71,624
Roasted	89,303
Tea	10,436
Packaging, supplies and other merchandise held for sale	184,183

Total inventories	$355,546

4.	Property and Equipment

Property and equipment consist of the following:

Equipment	$1,486,445
Furniture and fixtures	263,113
Leasehold improvements	461,830
Transportation equipment	164,045
Marketing equipment	166,162
Capitalized website development costs	14,076
Property held under capital leases	277,006

Total property and equipment	2,832,677
Accumulated depreciation	(2,299,944)

Property and equipment, net	$532,733

Depreciation expense for the six months ended June 30, 2006 was $71,924.

5.	Goodwill and Other Intangible Assets

As part of the adoption of Statement of Financial Accounting Standards (FASB) No. 142, Goodwill and Other Tangible Assets as of January 1, 2002, the Company no longer amortizes goodwill. The Company performed a test of impairment on goodwill that resulted in no impairment loss as of June 30, 2006. Consequently, there was no change in the carrying value of goodwill as of June 30, 2006.

Intangible assets subject to amortization consist of the following:

Leasehold value	$67,000
Trademarks	5,127

Total intangible assets	72,127
Accumulated amortization	(47,605)

Other intangibles, net of amortization	$24,522

Amortization expense for the three months ended June 30, 2006 was $4,927.

6.	Long Term Debt

Notes Payable

Note payable to Savings Bank of Mendocino, payable in monthly installments of $4,307 plus interest at 3% over prime rate beginning January 1, 2006 (11% at June 30, 2006), final payment is due on December 1, 2009. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders.	$320,776

Line of credit to Savings Bank of Mendocino, payable in monthly installments of interest only at 3% over prime rate beginning January 1, 2006 (11% at June 30, 2006). The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders.	21,000

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996. Shareholders note is subordinated to all other notes payable.	19,919

Note payable to majority shareholders, Paul and Joan Katzeff, payable in weekly installments of $1,000 with interest at 12% paid monthly due December 15, 2006.	20,067

Note payable to Mercedes-Benz, payable in monthly installments of $691, including interest at 6.99%, secured by a vehicle, final payment due on September 24, 2009.	24,061

Note payable to Chrysler Financing, payable in monthly installments of $329, including interest at 15.492%, secured by a vehicle, final payment due on January 24, 2011.	13,165

6.	Long Term Debt (continued)

Capital Lease Obligations

Note payable to Manifest Leasing, payable in monthly installments of $444, including interest at 12.203%, secured by equipment, final payment due on March 1, 2007.	3,552

Note payable to Nationwide Funding, LLC, payable in monthly installments of $1,355, including interest at 16.78%, secured by equipment, final payment due on March 1, 2009.	35,608

Note payable to Nationwide Funding, LLC payable in monthly installments of $462, including interest at 14.237%, secured by equipment, final payment due on May 22, 2009.	13,166

Note payable to Avaya Financial Services, payable in monthly installments of $824, including interest at 5.855%, secured by equipment, final payment due on August 1, 2009.	28,526

Note payable to Axis Capital, payable in monthly installments of $709, including interest at 15.473% secured by store fixtures, final payment due September 14, 2009.	21,199

Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $533, including interest at 22.239%, secured by equipment, final payment due on January 1, 2010.	16,216

Note payable to Marlin Leasing payable in monthly installments of $522, including interest at 17.172%, secured by equipment, final payment due on June 1, 2010.	17,238

554,493
Less current portion	(137,188)

Long term portion of notes payable	$417,305

6.	Long Term Debt (continued)

Interest paid for the six months ended June 30, 2006 was $25,644.

As of June 30, 2006 maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Years Ending December 31,
2006	$98,735
2007	80,362
2008	86,123
2009	69,486
2010	35,010
Thereafter	184,777

$554,493

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

7.	Income Taxes

The components of the provision for income tax (expense) benefit are as follows:

Current tax (expense) - state	$(800)

The primary components of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

Net operating loss and tax credit carryforwards	$112,260
Depreciation and amortization	(19,909)
Other	8,561

Net deferred tax asset	$100,912

7.	Income Taxes (continued)

At June 30, 2006 the Company had available unused contributions, manufacturers’ investment credit, and net operating loss carryforwards that may provide future tax benefits and that expire as follows:

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

Income taxes paid for the six months ended June 30, 2006, was $800.

8.	Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancelable operating leases with terms ranging from three to five years.

As of June 30, 2006, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

Years Ending December 31,
2006	19,745
2007	18,238
2008	5,104
2009	705
Thereafter	—

$43,792

Total operating lease payments for the six months ended June 30, 2006, was $28,572.

9.	Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The renegotiated lease is a ten-year term commencing May 31, 2005 and ending May 31, 2015. Rental expense under the lease was $51,600 for the six months ended June 30, 2006.

The Company also leases a bakery establishment in Mendocino, California and warehouse premises in Santa Rosa, California under operating leases expiring September 30, 2011 and January 31, 2007, respectively. Rental expense under these operating leases was $34,357 for the six months ended June 30, 2006.

9.	Long Term Leases (continued)

As of June 30, 2006, minimum future rental payments under noncancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years Ending December 31,
2006	$81,347
2007	155,491
2008	157,110
2009	160,065
2010	162,450
Thereafter	500,755

$1,217,218

10.	Related Party Transactions

As of June 30, 2006, the Company has an interest only note payable due on demand and (ii) a principal and interest note, in each case payable to Paul and Joan Katzeff (the Company’s majority shareholders). The Company also leases properties from its majority shareholders.

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the six months ended June 30, 2006, is as follows:

Interest expense	$1,169
Rent expense	$25,800
Principal payments	$9,000

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

SUMMARY

Sales of the Company have eroded over the last five years due to increased competition, customer attrition and customers roasting green beans for their own use. The Company made several changes in 2004 in an effort to reverse this negative trend including reducing distribution routes serviced by its own trucks and increasing its use of outside distributors and direct shipment to customers (via UPS or other common carriers). It has also added a northern California chain as a customer serviced by a distributor. The effect of these changes on the Company’s business in the first six months of 2006 was growth of nearly $103,000 or 5%. However, the bakery sales declined by nearly $124,000 because the bakery was closed for twenty-three days in February and March 2006 to make major repairs to the floor and also due to slower than previous year’s customer count once it reopened. Because of the limited impact of the sales changes at the coffee operation and the lower volume at the bakery, as well as the increases in cost of sales and other factors noted herein, there can be no assurances that the Company will be profitable in any future period, and, as a consequence, the Company is considering various strategic alternatives. “See Results of Operations.”

The Company has enjoyed favorable margins through the middle of 2004, because of the low price of green beans. Although the Company pays substantially more for its product than the market price,

because of quality, organic nature of many of its lines and the fact that it uses fair-traded coffees, it still was able to purchase green beans at low prices. During the last six months of 2004, the world price of coffee more than doubled, eroding margins. The price has continued to rise in 2006. The Company has raised prices on some items and instituted a surcharge on delivered and shipped product to offset some of the increase in green bean prices. If green bean prices do not decline or continue to rise, whether as a consequence of inclement weather in a major producing area or any other event that affects coffee pricing, it would have a negative impact on the Company and its margins. “See Results of Operations.”

The Company has a revolving line of credit and a term debt facility with the Savings Bank of Mendocino. The term debt is a five-year note due December 1, 2009 and the line of credit is renewed annually. If the credit line should not be renewed, the stability of the Company’s business would be in question. “See Liquidity and Capital Resources.”

Results of Operations

Three months ended June 30, 2006 versus June 30, 2005

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$(12,765)	(1.2)%
Cost of Sales	$16,701	2.7%
Gross Margin	(2.1)%	(4.6)%
Selling, G&A Expense	$(45,836)	(8.3)%
Depreciation And Amortization	$1,571	4.4%
Interest Expense	$386	3.0%
Net Income (Loss)	$15,241	—

Consolidated net sales for the three months ended June 30, 2006 were $1,117,582, down 1.2% or $12,765 when compared with net sales of $1,130,347 for the same period in fiscal 2005.

Distribution revenues (e.g., revenues generated on our own truck distribution) were up $6,000, or 1%, for the three months ended June 30, 2006 when compared with the same period in fiscal 2005. There were no new customers added to the routes during the period. Existing customers purchased more during the second quarter of 2006. The Company continues to test the concept of direct delivery and the use of distributors in its existing truck distribution.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were up $18,000, or 6% for the three months ended June 30, 2006 when compared to sales for the same period in 2005. The increase in volume for this method of distribution was an increase in volume to the distributor in Southern California and a new foodservice customer in Northern California being serviced by an outside distributor.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) increased nearly $5,000 or 10%, for the three months ended June 30, 2006 when compared to the same period in 2005. The increase in mail order was a result of an increase in pricing in May 2006 as average order price increased by nearly 8% and growth in the Cornucopia Program (this is a fundraising program that non-profit organizations can utilize to assist in fundraising with their members when they purchase coffee).

Sales for the Company bakery were down $42,000 in the three months ended June 30, 2006 when compared to the same period in 2005. The bakery was closed at the end of the first quarter to repair the floor. This resulted in a slow start to the second quarter as customers were slow to return. Customer counts were lower in the second quarter of 2006 when compared to 2005 even after the bakery reopened.

Consolidated cost of sales for the three months ended June 30, 2006 were $634,093, up 2.7% or $16,701 when compared with the cost of sales of $617,392 for the same period in 2005. This increase was a result of higher green bean costs of $35,000 as the average price of green went from $1.69 in the second quarter of 2005 to $1.90 for the same quarter in 2006. This increase was offset somewhat by a decrease in worker’s compensation insurance of $15,000 and lower repair and maintenance costs in the plant of $3,000.

Consolidated gross margin (gross profit as a percentage of net sales) for the three months ended June 30, 2006 was 43.3%, down 2.1% when compared with gross margin of 45.4% for the same period in 2005. The increase in green bean costs have resulted in lower margins for the three month period. There can be no assurances that the Company will be able to improve margins in the future.

Consolidated selling, general and administrative expenses were $505,425 for the three months ended June 30, 2006, a decrease of 8.3% or nearly $46,000 when compared with the selling, general and administrative expenses of $551,261 for the same period in 2005. The decrease was due to a $14,000 drop in wages as the company discontinued its equipment service department, a $12,000 reduction in show expense and a decline of $20,000 in promotion expense as the Company did not renew its coupon effort with a northern California food store.

Depreciation and amortization expenses for the three months ended June 30, 2006 were $37,502, a 4.4% increase, or $1,571, when compared to depreciation and amortization expenses of $35,931 for the same period in fiscal 2005. The higher expenses were a result of the depreciable assets that were added during the period.

Interest expense for the three months ended June 30, 2006 was $13,311, a 3% increase from interest of $12,925 for the same period in 2005. The increase in interest expense is a result of higher interest rates from 8.75% at June 30, 2005 to 11% at June 30, 2006. Loan balances as of June 30, 2006 were $554,493 compared to $577,150 for the same period in 2005.

As a result of the foregoing factors, the Company had a consolidated net loss of $71,376 for the three months ended June 30, 2006, compared to a consolidated net loss of $86,617 for the same period in 2005. Because of the decline in volume at the Bakery and the higher cost of green beans resulting in lower gross margins, there can be no assurances that the Company will be profitable in any future period.

Six Months Ended June 30, 2006 Compared With Six Months Ended June 30, 2005

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$(20,999)	(0.9)%
Cost of Sales	$75,940	6.0%
Gross Margin	(3.9)%	(8.8)%
Selling, G&A Expense	$(29,201)	(2.7)%
Depreciation And Amortization	$(5,702)	(7.7)%
Interest Expense	$(453)	(1.7)%
Net Income (Loss)	$(60,021)

Consolidated net sales for the six months ended June 30, 2006 were $2,243,114 down .9% or nearly $21,000 when compared with net sales of $2,264,113 for the same period in 2005.

Distribution revenues (e.g., revenues generated on our own truck distribution) in the six months ended June 30, 2006 increased by $39,000, or 3.5%, when compared to the same period during 2005. This increase is a result of selling additional product to existing accounts as no significant accounts have been added during the period.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) increased in the six months ended 2006 by $53,000, or 6.5%, when compared to the same period in 2005. This growth is a result of increased volume to the southern California distributor and a new foodservice customer in northern California serviced by an outside distributor.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) increased $11,000 or 5 % for the six months ended June 30, 2006 when compared to the same period in 2005. The increase in revenue reflects a price increase in the existing mail order business and new non-profit organizations in the Cornucopia program.

Sales attributable to the Company’s bakery were down $124,000, or 33% for the six months ended June 30, 2006 when compared to the same period in 2005. In addition to the closure of the bakery for twenty-three days during February and March 2006, the customer count did not return to last year levels further reducing sales for 2006.

Consolidated cost of sales for the six months ended June 30, 2006 were $1,332,484, up $75,940, or 6% when compared with the cost of sales of $1,256,544 for the same period in 2005. Green beans have increased to an average cost per pound of $1.88 at June 30, 2006 compared to $1.43 average for the same period in 2005 accounting for all of the increase in cost of sales.

Consolidated gross margin (gross profit as a percentage of net sales) for the six months ended June 30, 2006 was 40.6%, a decrease of 8.8 % when compared with gross margin of 44.5% for the same period in 2005. The decrease in gross margin was a result of the previously mentioned increases in the per pound price of green beans. There can be no assurances that the cost of green beans will decline or that the Company will be able to increase it prices to recover the higher costs and consequently the Company’s results would continue to be negatively effected.

Consolidated selling, general and administrative expenses were $1,041,362 for the six months ended June 30, 2006, a 2.7% decrease or, $29,201 when compared with selling, general and administrative expenses of $1,070,563 for the same period in 2005. The decrease is a result of reducing the number of shows that the Company attends and not dropping a coupon with a northern California chain as was the case last year.

Depreciation and amortization expenses for the six months ended June 30, 2006 were $68,224, a decrease of 7.7%, or $5,702 when compared with depreciation and amortization expenses of $73,926 for the same period in 2005. The decrease in depreciation and amortization was a result of drop in net assets for the first six months of 2006.

Interest expense for the six months ended June 30, 2006 was $25,644 a 1.7% decrease, or $453 when compared with interest expense of $26,097 for the same period in 2005. This decrease in interest expense was a result of slightly lower loan balances offset by higher interest rates as noted above.

As a result of the foregoing factors, the Company had a consolidated net loss of $226,138 for the six months ended June 30, 2006, compared to a consolidated net loss of $166,117 for the same period in 2005. Because of the decline in gross margin, as well as other factors noted herein, there can be no assurances that the Company will be profitable in any future period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the Company had working capital of $6,516 versus working capital of $153.897 as of June 30, 2005. The decrease in working capital is due to a decrease in inventories of nearly $83,000 and an increase in payables and accruals of over $75,000 offset somewhat by an increase in receivables.

Net cash provided by operating activities was $5,986 for the six months ended June 30, 2006 compared to net cash used by operating activities for the six months ended June 30, 2005 was $22,346. The increase in net cash provided by operating activities in the first six months of 2006 was the result of a decrease in accounts receivable of over $58,000 and inventories of over $88,000 offset by a larger loss of $60,000 when compared to the same period in fiscal 2005.

Cash used by investing activities was $98,519 for the six months ended June 30, 2006 compared to $25,013 used in the same period in 2005. Capital additions for the first six months of 2006 include $14,500 for a used car to replace one in an accident last year, $18,000 for brewers, grinders and bins for fixtures, $17,000 for an upgrade of the computer network and programs, $36,000 for a new floor in the bakery and $13,000 for production equipment.

Net cash provided by financing activities for the six months ended June 30, 2006 was $28,899 compared to cash used in financing activities of $15,131 during the same period in 2005. (See below and Note 6 of Notes to Financial Statements).

Because of the changes in cash as discussed above, the cash usage and the cash position at June 30, 2006 was $63,634 and $49,751 respectively and similar to the cash usage and cash position in the same period in 2005 of $62,490 and $49,066.

In November 2004, the Company refinanced its note and credit line with Merrill Lynch by securing a term note with the Savings Bank of Mendocino. This new note is amortized over ten years and is payable in five years with a balloon payment on December 1, 2009 at 3% over prime rate. The rate was 11% at June 30, 2006. The new note is collateralized by the Company’s accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. This note is personally guaranteed by the Company’s majority shareholders. (See Note 6 of Notes to the Financial Statements)

The Company also has a $30,000 line of credit with the Savings Bank of Mendocino. The credit line is interest only payments renewable annually at 3% over the prime rate. Prime rate was 11% at June 30, 2006 with an outstanding balance on the line of $21,000. The credit line is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. The line of credit is personally guaranteed by the Company’s majority shareholders. (See Note 6 of Notes to Financial Statements)

The Company has a loan outstanding for $19,918 at June 30, 2006, payable to the majority shareholders Joan and Paul Katzeff in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996. In May of 2006, the Company secured a note with the majority shareholders for $29,066.84, on an unsecured basis, payable in weekly installments of $1,000, due in December of 2006, interest at 12% paid monthly. As of June 30, 2006 the principal amount of $20,067 remained outstanding on such loan. (See Note 6 of Notes to Financial Statements)

At June 30, 2006, the Company had total borrowings of $554,493 including $341,776 owing to the Savings Bank of Mendocino. This compares to total borrowings of $577,150 as of June 30, 2005, including $370,570 outstanding at that time.

For long-term debt, see Note 6 and Note 10 of the Notes to Financial Statements. For operating leases, see Note 8 of the Notes to Financial Statements. For real estate leases, see Note 9 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$554,494	$98,736	$166,485	$104,496	$184,777
Operating Leases	43,792	19,745	23,342	705
Real Estate Leases	1,217,218	81,347	312,601	322,515	500,755
Total Cash Obligations	$1,815,504	$199,828	$502,428	$427,716	$685,532

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

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s Disclosure controls over financial reporting during the first six months of 2006 that have materially affected or are reasonably likely to affect the Company’s internal controls over financial reporting.

Part II – Other Information

ITEM 1.	LEGAL PROCEEDINGS

-None –

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

- None –

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

- None –

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- None –

ITEM 5.	OTHER INFORMATION

- None –

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

10.15	Promissory Note issued by the Company to Paul and Joan Katzeff, the principal shareholders

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification pursuant to Rule 13a-14 (a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (President)

31.3	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (President).

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Paul Katzeff Paul Katzeff	Chief Executive Officer	August 14, 2006

/s/ Joan Katzeff Joan Katzeff	President	August 14, 2006

/s/ Sam Kraynek Sam Kraynek	Chief Financial Officer	August 14, 2006