Form 10QSB
period 2006-09-30
THANKSGIVING COFFEE CO INC
filed 2006-11-09
CIK 949852

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☒    No  ☐

As of November 9, 2006, there were 1,236,744 shares outstanding of common stock of the issuer.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one):

YES  ☐    No  ☒

THANKSGIVING COFFEE COMPANY, INC.

INDEX

PART I. FINANCIAL INFORMATION

Financial Statements

and Other Financial Information

Thanksgiving Coffee Company, Inc.

For the Three and Nine Months Ended September 30, 2006 and 2005

Thanksgiving Coffee Company, Inc.

Balance Sheets

Unaudited

	September 30,
	2006	2005
Assets
Current assets
Cash	$18,175	$27,456
Accounts receivable, net of allowance	238,399	278,720
Inventories	360,359	423,995
Prepaid expenses	31,304	31,582
Deferred tax asset	5,851	3,400

Total current assets	654,088	765,153
Property and equipment
Property and equipment	2,800,323	2,744,870
Accumulated depreciation	(2,301,166)	(2,209,023)

Total property and equipment	499,157	535,847
Other assets
Deposits and other assets	43,951	60,182
Goodwill	171,773	171,773
Other intangibles, net of amortization	23,067	31,206
Deferred tax asset	95,061	78,700

Total other assets	333,852	341,861

Total assets	$1,487,097	$1,642,861

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Balance Sheets

Unaudited

	September 30,
	2006	2005
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$481,828	$382,369
Line of credit - bank	21,000	22,000
Notes payable - bank	28,007	26,215
Notes payable - other	9,232	18,821
Notes payable - shareholders	26,986	19,918
Capital lease obligations	41,260	32,921
Accrued liabilities	43,676	44,456

Total current liabilities	651,989	546,700
Long term debt
Notes payable - bank	286,004	314,088
Notes payable - other	25,814	53,067
Capital lease obligations	86,021	67,431

Total long term debt	397,839	434,586

Total liabilities	1,049,828	981,286
Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(449,147)	(224,841)

Total shareholders’ equity	437,269	661,575

Total liabilities and shareholders’ equity	$1,487,097	$1,642,861

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Operations

Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Income
Net sales	$1,150,108	$1,273,340	$3,393,222	$3,537,453
Cost of sales	666,336	685,647	1,998,820	1,942,191

Gross profit	483,772	587,693	1,394,402	1,595,262
Operating expenses
Selling, general and administrative expenses	473,457	474,694	1,514,819	1,545,257
Depreciation and amortization	33,377	36,102	101,601	110,028

Total operating expenses	506,834	510,796	1,616,420	1,655,285

Operating loss	(23,062)	76,897	(222,018)	(60,023)
Other expense
Miscellaneous income/(expense)	3,884	(1,515)	3,145	(1,862)
Gain/(Loss) on sale of equipment	1,399	2,915	1,399	962
Interest expense	(19,029)	(12,869)	(44,673)	(38,966)

Total other expense	(13,746)	(11,469)	(40,129)	(39,866)

Loss before income taxes	(36,808)	65,428	(262,147)	(99,889)
Income tax expense	—	—	(800)	(800)

Net loss	$(36,808)	$65,428	$(262,947)	$(100,689)

Loss per share (basic)	$(0.030)	$0.053	$(0.213)	$(0.081)

Loss per share (dilutive)	$(0.030)	$0.053	$(0.213)	$(0.081)

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Accumulated Deficit

Unaudited

	For the Nine Months Ended September 30,
	2006	2005
Accumulated deficit, January 1, 2006 and 2005	$(186,200)	$(124,152)
Net loss	(262,947)	(100,689)

Accumulated deficit, September 30, 2006 and 2005	$(449,147)	$(224,841)

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

Unaudited

	For the Three Months September 30,		For the Nine Months September 30
	2006	2005	2006	2005
Operating activities
Net income (loss)	$(36,808)	$65,428	$(262,947)	$(100,689)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	24,750	41,105	101,601	125,940
Allowance for bad debts	2,036	3,184	(1,355)	739
(Gain) loss on disposition of equipment	1,399	(2,915)	1,399	(962)
(Increase) decrease in:
Accounts receivable	(7,739)	(74,388)	51,068	1,606
Inventories	(4,366)	14,496	83,998	28,542
Prepaid expenses	(10,989)	(10,283)	434	8,969
Deposits and other assets	16,827	(249)	15,981	—
Increase (decrease) in:
Accounts payable	37,267	9,438	49,504	(39,625)
Accrued liabilities	(31,362)	(27,454)	(42,682)	(25,292)

Net cash provided by (used in) operating activities	(8,985)	18,362	(2,999)	(772)
Investing activities
Purchases of property and equipment	(3,996)	(23,682)	(102,515)	(56,192)
Proceeds from sale of equipment/disposal	1,500	6,400	1,500	13,897

Net cash used in investing activities	(2,496)	(17,282)	(101,015)	(42,295)
Financing activities
Proceeds from notes payable and capital leases	—	—	79,353	24,000
Payments of notes receivable	10,074	—	10,074	—
Repayments of notes payable and capital leases	(30,169)	(22,690)	(80,623)	(61,821)

Net cash provided by (used in) financing activities	(20,095)	(22,690)	8,804	(37,821)
Decrease in cash	(31,576)	(21,610)	(95,210)	(84,100)
Cash at July 1, 2006 and 2005 and January 1, 2006 and 2005	49,751	49,066	113,385	111,556

Cash at September 30, 2006 and 2005	$18,175	$27,456	$18,175	$27,456

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

September 30, 2006 and 2005

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

1. Summary of Significant Accounting Policies (continued)

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company’s policy is that fully vested vacation is accrued at each quarter end. The accrued liability for vacation pay was $12,600 as of September 30, 2006, and such amount is included in accrued liabilities. Carryover paid sick days are not available, or ever considered vested.

Advertising

Advertising costs are expensed as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of mail order solicitation and catalog costs. For the nine months ended September 30, 2006 the Company did not engage in any direct response advertising that would require capitalization. Advertising costs charged to expense was $12,021 for the nine months ended September 30, 2006.

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

2. Accounts Receivable

Accounts receivable consist of the following:

Accounts receivable	$244,918
Less: allowance for doubtful accounts	(6,519)

Net accounts receivable	$238,399

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables. Bad debt expense for the nine months ended September 30, 2006, was $2,933.

3. Inventories

Inventories consist of the following:

Coffee
Unroasted	$102,263
Roasted	70,300
Tea	6,803
Packaging, supplies and other merchandise held for sale	180,993

Total inventories	$360,359

4. Property and Equipment

Property and equipment consist of the following:

Equipment	$1,453,279
Furniture and fixtures	263,113
Leasehold improvements	461,830
Transportation equipment	164,045
Marketing equipment	166,162
Capitalized website development costs	14,077
Property held under capital leases	277,817

Total property and equipment	2,800,323
Accumulated depreciation	(2,301,166)

Property and equipment, net	$499,157

Depreciation expense for the nine months ended September 30, 2006 was $95,220.

5. Goodwill and Other Intangible Assets

As part of the adoption of Statement of Financial Accounting Standards (FASB) No. 142, Goodwill and Other Tangible Assets as of January 1, 2002, the Company no longer amortizes goodwill. The Company performed a test of impairment on goodwill that resulted in no impairment loss as of September 30, 2006. Consequently, there was no change in the carrying value of goodwill in the nine months ended September 30, 2006.

Intangible assets subject to amortization consist of the following:

Leasehold value	$67,000
Trademarks	5,127

Total intangible assets	72,127
Accumulated amortization	(49,060)

Other intangibles, net of amortization	$23,067

Amortization expense for the nine months ended September 30, 2006 was $6,381.

6. Long Term Debt

Notes Payable
Note payable to Savings Bank of Mendocino, payable in monthly installments of $4,307 plus interest at 3% over prime rate beginning January 1, 2005 (11% at September 30, 2006), final payment is due on December 1, 2009. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders.	$314,011
Line of credit to Savings Bank of Mendocino, payable in monthly installments of interest only at 3% over prime rate beginning January 1, 2006 (11% at September 30, 2006). The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders.	21,000
Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996.	19,919
Note payable to majority shareholders, Paul and Joan Katzeff, payable in weekly installments of $1,000 with interest at 12%, paid monthly due December 15, 2006.	7,067
Note payable to Mercedes-Benz, payable in monthly installments of $691, including interest at 6.99%, secured by a vehicle, final payment due on September 24, 2009.	22,397
Note payable to Chrysler Financing, payable in monthly installments of $329, including interest at 15.492%, secured by a vehicle, final payment due on January 24, 2011.	12,649

6. Long Term Debt (continued)

Capital Lease Obligations
Note payable to Manifest Leasing, payable in monthly installments of $444, including interest at 12.203%, secured by equipment, final payment due on March 1, 2007.	2,315
Note payable to Nationwide Funding, LLC, payable in monthly installments of $1,355, including interest at 16.78%, secured by equipment, final payment due on March 1, 2009.	33,002
Note payable to Nationwide Funding, LLC payable in monthly installments of $462, including interest at 14.237%, secured by equipment, final payment due on May 22, 2009.	12,238
Note payable to Avaya Financial Services, payable in monthly installments of $824, including interest at 5.855%, secured by equipment, final payment due on August 1, 2009.	26,461
Note payable to Axis Capital, payable in monthly installments of $709, including interest at 15.473% secured by store fixtures, final payment due September 14, 2009.	19,875
Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $533, including interest at 22.239%, secured by equipment, final payment due on January 1, 2010.	15,424
Note payable to Marlin Leasing payable in monthly installments of $522, including interest at 17.172%, secured by equipment, final payment due on June 1, 2010.	17,966

524,324
Less current portion	(126,485)

Long term portion of notes payable	$397,839

6. Long Term Debt (continued)

Interest paid for the nine months ended September 30, 2006 was $44,673.

As of September 30, 2006 maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Years Ending December 31,
2006	$68,567
2007	80,362
2008	86,123
2009	285,444
2010 and Thereafter	3,828

$524,324

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

7. Income Taxes

The components of the provision for income tax expense are as follows:

Current tax expense - state	$800

The primary components of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

Net operating loss and tax credit carryforwards	$112,260
Depreciation and amortization	(19,909)
Other	8,561

Net deferred tax asset	$100,912

7. Income Taxes (continued)

At September 30, 2006 the Company had available unused contributions, manufacturers’ investment credit, and net operating loss carryforwards that may provide future tax benefits and that expire as follows:

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

Income taxes paid for the nine months ended September 30, 2006, was $800.

8. Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancelable operating leases with terms ranging from three to five years.

As of September 30, 2006, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

Years Ending December 31,
2006	40,647
2007	21,373
2008	9,853
2009	5,454
2010 and thereafter	1,979

$79,306

Total operating lease payments for the nine months ended September 30, 2006, was $44,046.

9. Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The renegotiated lease is a ten-year term commencing May 31, 2005 and ending May 31, 2015. Rental expense under the lease was $77,400 for the nine months ended September 30, 2006.

The Company also leases a bakery establishment in Mendocino, California and warehouse premises in Santa Rosa, California under operating leases expiring September 30, 2011 and January 31, 2007, respectively. Rental expense under these operating leases was $43,002 for the nine months ended September 30, 2006.

9. Long Term Leases (continued)

As of September 30, 2006, minimum future rental payments under noncancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years Ending December 31,
2006	$163,015
2007	153,477
2008	154,470
2009	157,020
2010	159,690
Thereafter	499,720

$1,287,392

10. Related Party Transactions

As of September 30, 2006, the Company has an interest only note payable due on demand and (ii) a principal and interest note, in each case payable to Paul and Joan Katzeff (the Company’s majority shareholders). The Company also leases properties from its majority shareholders.

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the nine months ended September 30, 2006, is as follows:

Interest payments	$1,100
Rent payments	$34,400
Principal payments	$13,000

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

SUMMARY

Sales of the Company have eroded over the last four years due to increased competition, customer attrition and customers roasting green beans for their own use. The Company made several changes in an effort to reverse this negative trend, including reducing distribution routes serviced by its own trucks and increasing its use of outside distributors and direct shipment to customers (via UPS or other common carriers). It has also added a northern California chain as a customer serviced by a distributor. Nonetheless, the effect of these changes on the Company’s business in the first nine months of 2006 was extremely limited. Because of the limited impact of these changes, as well as the increase in cost of sales and other factors noted herein, there can be no assurances that the Company will be profitable in any future period, and, as a consequence, the Company is considering various strategic alternatives.

Green bean prices have continued to rise in 2005 and 2006. The impact of rising prices has been especially onerous on the Company because of its use of fair-trade, organic and shade grown beans in many of its coffees. These beans are more expensive than the market price for green coffee. If green bean prices do not decline or continue to rise, whether as a consequence of inclement weather in a major producing area or any other event that affects coffee pricing, it would have a negative impact on the Company and its margins.

The Company has a revolving line of credit and a term debt facility with the Savings Bank of Mendocino. The term debt is a five-year note due December 1, 2009 and the line of credit is renewed annually. If the credit line should not be renewed, the stability of the Company’s business would be in question. “See Liquidity and Capital Resources.”

Results of Operations

Three months ended September 30, 2006 versus September 30, 2005

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$(123,232)	(9.7)%
Cost of Sales	$(19,311)	(2.8)%
Gross Margin	(4.1)%	(8.9)%
Selling, G&A Expense	$(1,237)	(.3)%
Depreciation And Amortization	$(2,725)	(7.5)%
Interest Expense	$6,160	47.9%
Net Income (Loss)	$102,236	—

Consolidated net sales for the three months ended September 30, 2006 were $1,150,108 down 9.7% or $123,232 when compared with net sales of $1,273,340 for the same period in fiscal 2005.

Distribution revenues (e.g., revenues generated on the Company’s own truck distribution) were down $20,000 or 3%, for the three month period ended September 30, 2006 when compared with the same period in fiscal 2005. The Company had not lost any accounts. It appears the reduction was a result of lower sales in existing accounts during the third quarter.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were down $40,000, or 5%, in 2006 when compared to sales for the same period in 2005. The decrease was a result of the loss of nearly $60,000 in sales from a national retailer that declined to continue to purchase for a segment of their stores when the Company increased their price. Part of the chain is still purchasing from the Company. It also includes a drop in volume of $12,000 from a chain in northern California which eliminated the Company’s products in some of their remodeled stores.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) were flat for the three months ended September 30, 2006 when compared to the same period in 2005.

Sales of the Company bakery were down $40,000 or 8%, for the quarter ended September 30, 2006 versus the same period in 2005. The bakery sales continue to lag when compared to sales last year since the operation was closed for over three weeks earlier in the year. Customer count has been below last year since the closure.

Consolidated cost of sales for the three months ended September 30, 2006 were $666,336, down 2.8% or over $19,000 when compared with the cost of sales of $685,647 for the same period in 2005. This decrease was a result of the effect of lower sales of $71,000 offset by higher bean costs of nearly $50,000.

Consolidated gross margin (gross profit as a percentage of net sales) for the three months ended September 30, 2006 was 42.1%, down 4.1% or nearly 9% when compared with gross margin of 46.2% for the same period in 2005. The drop in gross margin can be directly attributed to higher green bean costs. The cost of green beans has increased to $1.89 per pound in the third quarter of 2006 versus $1.75 in the same period of 2005. There can be no assurances that the Company will be able to secure less expensive beans in the future.

Consolidated selling, general and administrative expenses were $473,457 for the three months ended September 30, 2006, a drop of .3% or more than $1,200 when compared with the selling, general and administrative expenses of $474,694 for the same period in 2005.

Depreciation and amortization expenses for the three months ended September 30, 2006 were $33,377, a 7.5% decrease, or over $2,700, when compared to depreciation and amortization expenses of $36,102 for the same period in fiscal 2005.

Interest expense for the three months ended September 30, 2006 was $19,029, a nearly 48% increase from interest of $12,869 for the same period in 2005. The increase in interest expense is a result of interest on the debt to the principle shareholders for the financing of the improvements at the bakery and higher interest rates in 2006 to the Savings Bank of Mendocino as compared to the same period in 2005. Interest rates have risen from 9.75% from last year to11% during 2006.

As a result of the foregoing factors, the Company had a consolidated net loss of $36,808 for the three months ended September 30, 2006, compared to a $65,428 consolidated net profit for the same period in 2005. Because of the decline in revenues and the increase in the cost of green beans there can be no assurances that the Company will be profitable in any future period.

Nine Months Ended September 30, 2006 Compared With Nine Months Ended September 30, 2005

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$(144,231)	(4.1)%
Cost of Sales	$56,629	2.9%
Gross Margin	(4.0)%	(8.9)%
Selling, G&A Expense	$(30,438)	(2.0)%
Depreciation And Amortization	$(8,427)	(7.7)%
Interest Expense	$5,707	14.6%
Net Income (Loss)	$(162,258)	—

Consolidated net sales for the nine months ended September 30, 2006 were $3,393,222 down 4.1% or over $144,000 when compared with net sales of $3,537,453 for the same period in 2005.

Distribution revenues (e.g., revenues generated on the Company’s own truck distribution) for the nine months ended September 30, 2006 were up $15,000 or 1%, when compared to the same period during 2005. The increase appears to have resulted from higher volume from existing accounts.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) for the nine months ended September 30, 2006 were flat, when compared to the same period in 2005. The decline in revenue from a national account has been offset by higher sales to the distributor in southern California.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) increased nearly $5,000 or 5 % for the nine months ended September 30, 2006 when compared to the same period in 2005. The increase in revenue was a result of new non-profit partners that used the Company’s coffee to raise funds for their organizations.

Sales attributable to the Company’s bakery were down $160,000 for the nine months ended September 30, 2006 or 35% when compared to the same period in 2005. The bakery was closed for over three weeks earlier in the year and the customer count has not returned to last year levels since the closure.

Consolidated cost of sales for the nine months ended September 30, 2006 were $1,998,820, up 2.9%, or over $56,000 when compared with the cost of sales of $1,942,191 for the same period in 2005. Green bean costs have risen to $1.89 per pound in 2006 from $1.68 per pound average for the same period in 2005 accounting for this increase.

Consolidated gross margin (gross profit as a percentage of net sales) for the nine months ended September 30, 2006 was 41.1%, or down 4% when compared with gross margin of 45.1% for the same period in 2005. This was a result of the higher bean prices.

Consolidated selling, general and administrative expenses were $1,514,819 for the nine months ended September 30, 2006, a 2% decrease, or over $30,000, when compared with selling, general and administrative expenses of $1,545,257 for the same period in 2005. The decrease was attributable to lower non-manufacturing wages for the year.

Depreciation and amortization expenses for the nine months ended September 30, 2006 were $101,601, a decrease of 7.7%, or over $8,000, when compared with depreciation and amortization expenses of $110,028 for the same period in 2005. The decrease in depreciation was a result of lower net fixed assets this year compared to the same period in 2005.

Interest expense for the nine months ended September 30, 2006 was $44,673 a 14.6% increase or nearly $6,000, when compared with interest expense of $38,966 for the same period in 2005. This increase in interest expense was a result of higher interest rates and the additional debt that was needed to repair the bakery.

As a result of the foregoing factors, the Company had a consolidated net loss of $262,947 for the nine months ended September 30, 2006, compared to a consolidated net loss of $100,689 for the same period in 2005. Because of the decline in gross margin, as well as other factors noted herein, there can be no assurances that the Company will be profitable in any future period.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, the Company had working capital of $2,099 versus working capital of $218,453 as of September 30, 2005. The decrease in working capital is due primarily to an increase in the accounts payable primarily to the majority shareholders and the forward billing by a green bean supplier. The payable to the majority shareholders in 2006 is in excess of $45,000 and is primarily attributed to rent that has been expensed but is not paid since April of 2006. The forward billing of green bean purchases for a major customer from one of the Company’s green bean supplier’s of $40,000 was done this year to secure certain lots of green beans. In 2005, there was only $8,000 due to the majority shareholders and there were no forward purchases of green beans. In 2006, there was also a reduction of accounts receivable and inventories of nearly $110,000. The Company has maintained a one week’s supply of green beans in inventory in 2006 versus a two week inventory in 2005. In 2006, the Company has had more cash sales and more customers with 1% ten day terms and fewer with net thirty day terms.

Net cash used in operating activities was $2,999 for the nine months ended September 30, 2006 compared to net cash used in operating activities for the nine months ended September 30, 2005 of $772. The decrease in net cash used in operating activities in the first nine months of 2006 was the result of an increase in the loss this year compared to the same period in fiscal 2005 of over $162,000 offset by a decrease in inventories and receivables of nearly $134,000 and a net decrease in payables and accrued liabilities of $7,000.

Cash used in investing activities was $101,015 for the nine months ended September 30, 2006 compared to $42,295 used in the same period in 2005. Capital additions for the first nine months of 2006 include $36,000 for a new floor in the bakery, $23,000 for brewers, grinders and fixtures, $17,000 for an upgrade of the computer network, $14,500 for a used car to replace the Company car that was in an accident last year and $13,000 in production equipment.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $8,804 compared to cash used by financing activities of $37,821 during the same period in 2005. The cash provided by financing activities during this year was a result of debt acquired for capital equipment purchases offset by repayment of existing debt. (See below and Note 6 of Notes to Financial Statements).

Because of the operating loss and purchases of property and equipment, cash at September 30, 2006 was $95,210 lower than the January 1, 2006 cash balance and lower than cash at September 30, 2005 of $27,456.

In November of 2004, the Company refinanced a note and a credit line formerly with Merrill Lynch with a term note with the Savings Bank of Mendocino. The note is amortized over ten years and is payable in five years with a balloon payment on December 1, 2009 at 3% over prime rate. The rate was 11% at September 30, 2006 with an outstanding balance on the note at that time of $314,011. The note is collateralized by the Company’s accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. This note is personally guaranteed by the Company’s majority shareholders. (See Note 6 of Notes to the Financial Statements)

The Company also has a $30,000 line of credit with the Savings Bank of Mendocino. The credit line is interest only payments renewable annually at 3% over the prime rate. Prime rate was 11% at September 30, 2006 with an outstanding balance on the line of $21,000. The credit line is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. The line of credit is personally guaranteed by the Company’s majority shareholders. (See Note 6 of Notes to Financial Statements)

The Company had a loan outstanding for $19,919 at September 30, 2006, payable to the majority shareholders, Joan and Paul Katzeff, in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996. In May 2006, the company obtained financing for capital improvements to the bakery with a note payable to the majority shareholders for $29,067, on an unsecured basis, payable in weekly installments of $1,000, interest to be paid monthly at 12% due in December of 2006. The balance of the note at September 30, 2006 is $7,067. (See Note 6 of Notes to Financial Statements)

At September 30, 2006, the Company had total borrowings of $524,324 including $335,011 owing to the Savings Bank of Mendocino. This compares to total borrowings of $554,461 as of September 30, 2005, including $362,303 outstanding to the Savings Bank of Mendocino at that time.

For long-term debt, see Note 6 and Note 10 of the Notes to Financial Statements. For operating leases, see Note 8 of the Notes to Financial Statements. For real estate leases, see Note 9 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$524,324	$68,567	$166,485	$285,444	$3,828
Operating Leases	79,306	40,647	31,226	5,454	1,979
Real Estate Leases	1,287,392	163,015	307,947	316,710	499,720
Total Cash Obligations	$1,891,022	$272,229	$505,658	$607,608	$505,527

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

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s Disclosure controls over financial reporting during the third quarter of 2006 that have materially affected or are reasonably likely to affect the Company’s internal controls over financial reporting.

Part II – Other Information

ITEM 1.	LEGAL PROCEEDINGS

-None-

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

- None –

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

- None –

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting held in Mendocino at 10:00 A. M. on September 29, 2006, the Company submitted for a vote of security holders the reelection of all three members of the board of directors. Below is a summary of the results:

Name	Shares for	Against/ Withheld	Abstain
Paul Katzeff	980,210	0	0
Joan Katzeff	980,210	0	0
Roy Doughty	980,210	0	0

ITEM 5.	OTHER INFORMATION

- None –

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (President).

31.3	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (President).

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Paul Katzeff Paul Katzeff	Chief Executive Officer	November 9, 2006

/s/ Joan Katzeff Joan Katzeff	President	November 9, 2006