Form 10KSB
period 2006-12-31
THANKSGIVING COFFEE CO INC
filed 2007-04-02
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2006

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

STATE ISSUER’S REVENUES FOR ITS MOST RECENT FISCAL YEAR: $4,661,138

There have been two trades in the Company’s Common Stock since 1999. In June 2004, 750 shares were traded at $4.50 per share. In December 2005, 400 shares were traded at $2.00 per share. See Part II, Item 5, Market for Common Equity and Related Stockholder Matters. The aggregate market value of common equity held by non-affiliates as of March 26, 2007, using the December 2005 price per share, was $515,168.

As of March 26, 2007, there were 1,236,744 shares outstanding of common stock of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format     Yes  ☐    No  ☒

PART I

ITEM 1 BUSINESS

FORWARD LOOKING INFORMATION

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of The Securities Act and Section 21E of The Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These statements relate to, among other things, possible expansions into new and existing markets and trends in the operations of Thanksgiving Coffee Company, Inc. (the “Company”). Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green coffee beans, continuing competition within the Company’s markets, variances from budgeted sales mix and growth rate, consumer acceptance of the Company’s products, inability to secure adequate capital to fund its operating expenses and working capital requirements, inability to sell the Company’s bakery, inability to increase prices for the Company’s products, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement the Company’s sales goals, natural disasters, civil unrest in countries which produce coffee and tea, weather and other risks identified herein. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this 10-KSB.

GENERAL

For over thirty years, the Company has purchased and roasted high quality coffee beans and marketed them to the specialty coffee market. The Company buys green coffee beans through six main importers.

The Company was incorporated as a California corporation on May 10, 1982. Prior to that time, the Company was operated as a partnership.

The Company retails over 100 varieties of its coffee and tea through its own distribution system and through outside distributors in the Northern California market. In other parts of the nation, the Company distributes its products either directly to retailers or through brokers and distributors. The Company also markets directly to consumers through both print and electronic media. It publishes flyers that feature most of the Company’s coffee and tea products, in addition to complementary products and accessories of third parties. The same product offerings are made on the Company’s Internet web site. The Company also markets its coffee and tea products in its retail bakery (the “Bakery”), located in Mendocino, California.

In October 1996, the Company completed its offering of shares of Common Stock. As of March 26, 2007, 1,307 non-affiliated shareholders held shares of the Company’s Common Stock, representing approximately 20.8% of the outstanding shares.

PRODUCTS

COFFEE. The Company roasts a wide variety of whole bean caffeinated, decaffeinated, flavored, blended and unblended coffees. With the exception of its high-caffeinated coffees, the Company roasts only high quality arabica beans with a focus on organic, shade grown and fair traded beans. Arabica beans are grown at high altitudes where the cooler climate results in slow growth and usually higher quality. In addition to its current line of classic specialty and estate coffees from over 20 countries, the Company is producing custom products for the American Birding Association and the Dian Fossey Gorilla Fund International under exclusive contracts and private-label products for over 100 retail and serving accounts. The Company has the ability to have products custom packaged and blended for retailers and serving accounts.

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

Of the total fiscal 2006 revenues of $4,661,138, 84% were from roasted coffee, 13% were from the Bakery, 2% were from resale items, and 1% was from tea products.

COFFEE INDUSTRY

Total sales of coffee in the United States are expected to grow by a compounded rate of 6.9% from 2005 to 2010, reaching $48.2 billion by 2010, according to the U.S. Market for Coffee and Ready-to-Drink Coffee, a report from market research publisher Packaged Facts. Packaged Facts estimates that the U.S. coffee market grew to $34.5 billion in 2005, an 8.7% percent jump over 2004. Foodservice is the largest sales channel, accounting for 87.9% of the market. Half of the coffee drank “out” (outside of the home) consists of “regular” coffee, while 42% is a specialty coffee. Retail outlets account for the remaining 12.1 percent of sales.

According to the Specialty Coffee Association of America and the Sacramento Bee research, the United States specialty coffee retail sales exceeded $11.05 billion in 2005, a 14% increase over 2004. Eighty percent of Americans drink coffee – 53% every day versus 49% in the year prior, reports the National Coffee Association. Regular coffee consumption is expected to grow 7% annually for the next three years, while sales of specialty drinks such as lattes and cappuccinos are pegged to grow 15% annually. The operating units have increased to 21,400 in 2005 compared with 18,600 in the prior year, according to the Specialty Coffee Association data. In addition to expanding the marketplace for coffee, many locations have added a number of new products which increased sales volume in the summer time, a historically slack period for selling coffee.

Organic coffee and tea sales have also shown strong growth. As recently as 2004, sales doubled to over $124 million. According to Spins Inc., a San Francisco-based research firm, northern California is the leading area in per capita consumption of organic products. Total nation-wide sales of organic products rose 13.7% to an estimated $13.5 billion last year, according to the Union Tribune of San Diego. NPD, a research firm, estimates a 14 percent growth rate for 2006. Yet market penetration is only 2.4% of total food industry sales. Sixty-six percent of all shoppers have tried organic food. This trend has spurred a new trend in supermarkets. Whole Foods, a well-known purveyor of organic food, began with one store in 1980 and has grown to approximately 180 locations. Wild Oats is another chain which began with the organic boom and now has approximately 115 stores. A number of grocery chain stores have expanded existing store space for organic items and some, such as Dominic’s in Chicago, have began to create all new stores with the organic concept like Whole Foods and Wild Oats. Safeway, one of the largest chains in the country, has developed a private label brand called “O,” a house brand for all of their organic products, which differentiate organic products from the rest of their private label program.

In the 1970’s, when Thanksgiving Coffee began to roast, there were less than 100 roasters in the country, with the large roasters accounting for nearly all of the coffees consumed. Today, there are 1,200 specialty coffee roasters, each segmenting and fragmenting the market, adapting to a wide variety of niche markets. They are focusing on their ability to provide a wide range of coffee origins, freshly roasted in the appropriate style to meet the specific needs of local and regional markets.

Packaged Facts has coined the term “Conscientious Consumerism” to identify a trend towards upscale and premium products with an ethical bent. Packaged Facts estimates that retail sales of these type of products reached a total of nearly $33 billion in 2006, an increase of more than 17% over sales in 2005. Packaged Facts predicts this business will maintain double digit growth, reaching $57 billion in 2011. It also expects that the food and beverage segment of this market will be a major factor, approximating 82% of the “Conscientious Consumer” market.

As a backlash to free trade, Fair Trade has gained the attention of consumers in this country. TransFair USA, a certification agency, states that $208 million worth of Fair Trade coffee has been certified. Although still a small percentage of the total coffee market, sales have tripled in the past three years and constitute a growing segment of the gourmet coffee market. Today, Fair Trade coffee is roasted by 280 U. S. companies and sold at thousands of retail outlets. Dunkin Donuts, the number one US retailer of coffee by the cup, is rolling out a Fair Trade espresso line of drinks. Even the largest specialty coffee company in the United States offers a fair trade coffee during specified periods of the month.

MARKETING STRATEGY

The Company’s sales and marketing efforts are currently organized in four different sales methods:

1. Wholesale, direct delivery - This sales method includes customers in northern California counties contiguous to the Company’s plant in Fort Bragg, California, and is serviced by Company trucks and outside distributors. The Company owns or leases trucks and delivers coffee within a 125 mile radius of Fort Bragg.

2. Wholesale, delivery by other means - This sales method includes accounts that are serviced by UPS or other common carriers. Delivery is made to over 500 accounts that span all 50 states of the United States. This method is either handled direct, via broker or by a distributor.

3. Direct Marketing - This sales method includes accounts serviced through catalogue or online programs.

4. Retail - This sales method consists of servicing the consumer through the Company’s Bakery. However, the Company is currently pursuing the sale of the Bakery.

The first three sales methods are part of the Company’s specialty coffee and tea segment and the fourth comprises the Company’s bakery segment. See Note 12, Information on Business Segments, of Notes to the Financial Statements.

ENVIRONMENTAL SENSITIVITY

Song Bird Coffee. During fiscal 1997, the Company developed an exclusive arrangement with the American Birding Association, one of America’s most active and prestigious birding membership associations, to market Song Bird Coffee™ to the marketplace. This strategy was predicated on the fact that migratory bird populations are in decline due to loss of habitat, which results from the clearing of shade tree canopy to allow coffee to grow in the sun. The Smithsonian Migratory Bird Center’s landmark 1996 study reported that as many as 60% of the migratory bird population of North America had disappeared since 1972, and that this disappearance could be traced to the reduction of forest habitat in Central and South America caused by “technification” of coffee agriculture. This alliance has provided alternative venues for the Company to reach bird lovers in bird stores and home and garden centers as well as by traditional venues of supermarkets and serving locations.

The Company believes that its relationship with the American Birding Association and its marketing of Song Bird Coffee have distinguished the Company’s role and image in the marketplace. Song Bird Coffee sales represented 6% of the Company’s packaged and bulk roasted coffee sales in fiscal 1997 and grew to 14% in fiscal 2002, 2003, 2004 and 2005. In 2006, the sales have slipped as a percentage of total sales to 11%, but Song Bird Coffee remains an important component of the Company’s sales.

Cornucopia Coffee. In the third quarter of fiscal 2002, after working with a marketing group, the Company began promoting its coffee products to non-profit organizations to raise funds by selling the Company’s coffee to their constituencies through the Company’s mail order division. The products offered are shade grown, fair-traded and organically grown coffees and are packaged with either Company controlled labels or, if the size of the organization warrants, custom labels. Organizations receive a share of the proceeds for each bag of coffee their members purchase from the Company. Most are sold on a subscription basis where the individual purchases their coffee needs throughout the year. The program is available for consumers and for foodservice locations. The program has been named the Cornucopia Coffee subscription program.

Campesino Estate Coffee. During the first quarter of 2004, the Company began to sell products from its Campesino Estate Coffee program, through which the Company offers coffee from individual small-scale family farmers directly to the customers who drink the coffee. This product includes packaging that has the story of the farm and its linked partner coop. The green beans are kept separate at every stage of processing, including harvesting, production, roasting, marketing and distributing. In this way, the Company hopes to redefine fair trade to a single farm origin and to increase the educational potential and to develop the issues of economic justice and ecological responsibility for the consumer. This program makes cup quality and grower familiarity the foundation of the Company’s efforts to achieve a socially oriented market. Additionally, it illustrates the educational potential of personalized fair trade, as well as the capacity of ‘relationship coffee’ to improve coffee quality by capitalizing on the advantages of long-term relationships between growers and roasters. It is the culmination of nearly 20 years work with Nicaraguan grower cooperatives.

There are no assurances that any of the Company’s programs will be successful and increase its sales, revenue or profitability.

SOCIAL RESPONSIBILITY

It has been the philosophy of the Company to not only provide an excellent cup of quality coffee but also to procure, roast, package and market its products in a manner that is fair to all of its customers and suppliers. The Company’s motto, “Not Just a Cup, but a Just Cup,”™ reflects the Company’s commitment to local coffee growers in developing nations.

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

In addition to providing a floor price, currently at $1.26 per pound for the cost of coffee, the TransFair USA program works only with democratically-run coops which are the recipients and disbursers of the additional funds. With this program, the layers of middlemen are cut, so that the coop is generally dealing directly with a green coffee broker or the roaster itself. The coop also provides a source of low cost credit for farmers who cannot generally get bank credit because of the risks in their business. In addition, most of these farmers grow their coffee in the shade of taller forest canopies, providing habitat for songbirds.

The Company believes that this niche provides a potential opportunity for growth. The Company provides educational programs, tastings and brochures to familiarize the public with the fair trade theme. Sales of fair trade certified coffee for the year 2006 were $352,118, an increase from $315,000 for 2005, $300,000 for 2004, $228,000 in 2003, $206,000 in 2002 and $73,400 in 2000, when the Company introduced the products.

The Company entered into an exclusive arrangement with the Dian Fossey Gorilla Fund International and the Dukunde Kawa Coop in 2004 to combine the elements of environmental sensitivity by preventing poaching of the last remaining mountain gorillas and promoting economic sustainability to the Rwandan coffee farmer and produced a product called Gorilla Fund Coffee. This multifaceted task was accomplished by paying Fair Trade pricing to the coop and donating between 50 cents and $2.00, depending on distribution method, to the

Dian Fossey Gorilla Fund International. Sales of the Gorilla Fund Coffee help ensure a fair price to farmers, reduce pressure on the forest’s resources, support health and education advances in Rwanda and helps the Dian Fossey Gorilla Fund International operate projects intended to save the mountain gorillas. This is a collaboration between producers and consumers, punctuated by a fair and equitable distribution of the value of raw coffee as it is converted to a value-added beverage. Sales were $60,000 in 2004, $65,000 in 2005 and $82,000 in 2006. The Rwandan coffee has become a staple in many of the Company’s blends. The coffee received a 90 rating from the prestigious “Coffee Review” cupper Ken Davids in 2004. This project has increased awareness of Rwandan coffee in this country, and the largest specialty coffee roaster along with many other roasters have begun offering Rwandan coffee in their lines.

In 2005, the Company began working with a cooperative in Uganda called Mirembe Kawomera or “delicious peace” coffee. The cooperative is a group of 400 of small scale farmers and their families growing high quality arabica coffee on the slopes of Mt. Elgon in Mbale, Uganda. They are made up of Jewish, Christian and Muslim faiths all working together to promote peace and harmony while harvesting excellent fair-trade certified coffee. The Company has been visiting synagogues, churches and mosques to promote the Mirembe Kawomera coffee. Sales for the products in 2005 were $32,000 and grew to $107,986 in 2006.

The Company’s mix of products has evolved from that of specialty coffee with flavor and taste to one that now also promotes social justice, environmental sensitivity and organically grown coffees. Nearly 70% of the Company’s packaged and bulk roasted sales fall into one or all of these categories.

In addition to fair trade, the Company also contributes coffee, money and employee time to a number of causes aligned with its commitment to social and environmental responsibility both locally and around the world.

COMPETITION

The specialty coffee market is highly competitive, and the Company competes against all sellers of specialty coffee. At the wholesale level, the Company competes with several nationally known premium coffee brands, such as Proctor & Gamble’s Millstone label and Nestle’s Nescafe label, as well as other lesser known brands and store brands. The Company also competes regionally in Northern California with regional specialty roasters such as Peet’s and Jermiah’s Pick for retail shelf space and with large regional roasters for food service trade. In the direct mail area, the Company competes with established suppliers such as Gevalia, a division of General Foods Corporation, as well as with other direct mail companies, including Starbuck’s, the leading independent specialty coffee retailer and wholesaler.

The Company also competes with other eco friendly coffee companies such as Equal Exchange, Counter Culture, Café Mam, and other coffee companies that have environmental coffees in their lines, such as Green Mountain and Boyd’s.

The Company competes primarily on the basis of the quality of its products, its package design, and its social and environmental philosophies. Many of the Company’s competitors are larger than the Company and have significantly greater financial, marketing and other resources than the Company, and there can be no assurance that the Company will be able to maintain or expand sales successfully in the future.

The Company cannot guarantee successful competition against other coffee companies. The Company believes its focus on partnering (such as the relationships with the American Birding Association and the Dian Fosse Gorilla Foundation International) has enabled the Company to find a niche in the coffee market; however there can be no assurance that these or the Company’s other marketing efforts will be successful in future years.

The Company also experiences competition in connection with its sales of tea. The Company’s product generally is sold in specialty retailers and gift shops where there is competition from a variety of companies, such as Tazo, Republic of Tea, Stash and Bigelow. The Company competes primarily on the basis of the quality of the tea and the packaging. Many of the Company’s competitors are larger than the Company and have significantly greater financial, marketing and other resources than the Company, and there can be no assurance that it will be able to maintain or expand sales successfully in the future.

The Company also sells complementary products, primarily to its wholesale serving accounts, that are ancillary to the coffee business but are necessary to serve coffee. These items include chocolate, syrups, coffee cups, equipment cleaner and the like. These items are provided as a convenience for those accounts and assist in increasing revenue per stop for the Company’s distribution system. The Company also sells these items in its direct marketing division. The Company experiences competition in the sale of these ancillary items from manufacturers or other distributors, such as foodservice distributors. There can be no assurance that the Company will be able to maintain or expand sales of these products successfully in the future.

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

The Company believes its long-term relationships with many co-ops in the various growing regions where it buys coffee and with coffee bean brokers provide adequate sources of supply of high-quality green beans to meet the Company’s needs for the foreseeable future. However, a worldwide supply shortage of the high quality arabica coffees the Company purchases, the loss of one or more of these broker relationships or a shortage of organic, fair trade and shade grown beans, in particular, could have an adverse impact on the Company.

Supplies of tea are secured from traditional sources that are readily available in the marketplace.

OTHER MATTERS

The Company has been pursuing the sale of its Bakery because the Company does not deem it a fit with its wholesale operations. However, the Bakery is a major retailer of the Company’s coffee in Mendocino and the Company intends to continue to operate the business until it can find a buyer who will agree to continue to use the Company’s coffee products exclusively after the sale. There is no guarantee that the Company will be able to sell the Bakery on terms acceptable to the Company or at all.

CUSTOMERS

In fiscal 2006, one customer accounted for 12.5% of the Company’s revenue. The account has purchased from the Company since 1992. The account has serving locations and is a distributor of the Company’s product. A loss of this account or any other large account, or a significant reduction in sales to any of the Company’s principal customers, could have an adverse impact on the Company. See “Management’s Discussion and Analysis.”

INTELLECTUAL PROPERTY

The Company holds various federal registrations in the United States for the following trademarks and service marks: Thanksgiving Coffee Company, Royal Gardens Tea Company, Pony Express, Time Bandits, Grand Slam Coffee, “Not Just a Cup…But a Just Cup,” “Many Beans are Picked, Few are Chosen,” Mayan Harvest, Inca Harvest, and End the Embargo. From time to time, federal trademark and service mark registrations must be renewed. The Company does not hold any patents.

GOVERNMENT REGULATION

The Company’s roasting plant has been certified wholly organic by the USDA. The Organic Crop Improvement Association (OCIA) is the inspecting agent. The OCIA has also certified the organic practices of several farms from which the Company receives green beans. The certification criteria of the OCIA, an independent organization, meet the standards promulgated under the Organic Foods Production Act of 1990, allowing the Company to market product originating at the certified farms as organic.

EMPLOYEES

As of December 31, 2006, the Company had thirty-five full-time employees and fourteen part-time employees. None of the Company’s employees is covered by a collective bargaining agreement. The Company has never suffered a work stoppage due to adverse labor relations with its employees. The Company believes that it maintains good relations with its employees.

ITEM 2 PROPERTY

The executive offices of the Company occupy approximately 14,500 square feet at 19100 South Harbor Drive, Fort Bragg, California 95437, which address also includes a warehouse and the capacity for manufacturing operations. The Company leases an additional 1,626 square feet of storage space on the Fort Bragg waterfront. These facilities are currently being leased for ten years under a lease signed on November 1, 2005 at a rate of approximately $8,600 per month from Joan and Paul Katzeff, who are founders, principal shareholders, officers and directors of the Company. The Company believes this lease represents an arms-length rate and arms-length terms for comparable space in the Fort Bragg area. The lease rate has remained the same for the last ten years. See Item 12, “Certain Relationships and Related Transactions” and the Auditor’s Report, Notes to Financial Statements Note 10 and Note 11.

The Bakery, located at 10438 Lansing Street in Mendocino, California, is approximately 1,617 square feet and is leased from an unaffiliated third party. The Company currently pays rent of approximately $4,179 per month for the Bakery pursuant to a lease that expires September 30, 2011.

Through the end of 2006, the Company leased a 1,100 square foot facility in Santa Rosa, CA for $948 per month for the purpose of repairing its brewers and grinders that it lends to foodservice accounts. The Company did not renew this lease when it expired on January 31, 2007.

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

ITEM 3 LEGAL PROCEEDINGS

No legal matters in which the Company is a party or of which its property is the subject are pending at this time.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

As of December 31, 2006, there were 1,307 holders of record of the Company’s Common Stock.

ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with the Company’s audited financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

SUMMARY

Sales of the Company have continued to erode over the last four years, primarily due to declines in the direct distribution sales method of the Company’s business (i.e., delivery by Company truck). Additional competition, customers that have gone out of business, and customers that have begun roasting coffee beans for their own use have all had a negative impact on the Company’s sales. The Company has tried a number of strategies that have not proven effective in abating these declines. In 2004, it began changing its method of distribution to rely less on direct distribution by Company owned or leased trucks and instead to use independent distributors or shipping direct (via UPS or other common carrier). This change did result in a reduction in expenses. However, the Bakery was closed for over three weeks in February and March of 2006, during which time no sales were made and resulting in a drop in volume that the Bakery never recovered. If, the Company cannot stop the decline in its sales volume, it may not be able to achieve profitability in future years.

The Company enjoyed favorable margins in 2000-2003 because of a decline in the price of green beans. Although the Company pays substantially more for its product than the market price, because of quality, organic nature of many of its lines and the fact that it uses fair-traded coffees, it still was able to purchase green beans at lower prices in those years. During the last six months of 2004, however, the world price of coffee more than doubled, eroding margins, and the price of green beans continued to rise through 2005 and 2006. If the rise in green bean prices should continue as a consequence of inclement weather in a major producing area or any other event that effects coffee pricing, it would have a negative impact on the Company and its margins.

The Company has a revolving line of credit and a term debt facility with the Savings Bank of Mendocino. The term debt is a five-year note due December 1, 2009, and the line of credit is renewed annually. If the credit line should not be renewed, the stability of the Company’s business would be in question. “See Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

2006 Compared to 2005

Consolidated	$ Inc/(Dec)	% Inc/(Dec)
Net Sales	$(222,483)	(4.6)%
Cost of Sales	$(50,349)	(1.8)%
Gross Margin	(1.6)%	(3.6)%
Selling, G & A Expense	$(67,745)	(3.3)%
Depreciation and Amortization	$(9,085)	(6.3)%
Other Income/ (Expense)	$85,943	240.6%
Pretax Income/ (Loss)	$(181,247)	—%
Net Income/(loss)	$(300,971)	—%

REVENUES. Consolidated net sales for the year ended December 31, 2006 were $4,661,138, down 4.6% or over $222,000 compared to sales of $4,883,621 for the year ended December 31, 2005.

Distribution revenues (e.g. revenues generated on the Company’s truck distribution) were flat for the year ended December 31, 2006 when compared to the same period in 2005.

National revenues (e.g. revenues not derived by mail order and direct truck distribution) were down $65,000 for the year ended December 31, 2006 when compared to the same period in 2005. Sales to a major chain account dropped when the Company would not lower its price to the customer; however, one of their divisions is still purchasing coffee from the Company.

Mail order revenue (e.g. revenues generated from product sold directly to the consumer either through print media or the Internet) increased nearly $40,000 or 4.5% for the year ended December 31, 2006 when compared to the same period in 2005. The increase in revenues was a result of a new web store installed in July of 2006. Sales in the non-profit fund raising portion of the business also increased with several new partners using the program to raise funds and awareness for their environmental and social causes.

Bakery revenues were down for 2006 by nearly $200,000 or 25% for 2006 compared to the same period in 2005. The decline began in February and March of 2006 when the Bakery was closed for major repairs to the facility. After the reopening, sales continued to lag throughout the year when compared to the prior year.

COST OF SALES. Consolidated cost of sales for the year ended December 31, 2006 was $2,675,370 a decrease of over $50,000 or 1.8% when compared to cost of sales of $2,725,719 for the year ended December 31, 2005. The decrease was a result of the lower sales volume as the cost of green beans increased during the year.

GROSS MARGIN. Consolidated gross margin (gross profit as a percentage of net sales) for the year ended December 31, 2006 was 42.6%, a decline of 1.6% when compared to the gross margin of 44.2% for the year ended December 31, 2005. The decline in gross margin was a result of the higher cost of green beans. Average per pound cost of green beans for 2006 was $1.89, versus cost of $1.71 for the year ended December 31, 2005, or an aggregate increase of over $125,000 for the year. If the Company cannot offset the higher cost of green beans by raising the price of its product in the marketplace or finding lower cost quality beans, there can be no assurances that the Company can be profitable in any future periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Consolidated selling, general and administrative expenses were $1,989,863 for the year ended December 31, 2006, a nearly $68,000 drop or 3.3% when compared to selling general and administrative expense of $2,057,608 for the year ended December 31, 2005. The decline was a result of a $30,000 reduction in promotions and trade show expense and a nearly $40,000 reduction in wage expense following the elimination of two staff positions.

DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization expenses for the year ended December 31, 2006 were $135,555, a decrease of over $9,000 or 6.3% when compared to depreciation and amortization of $144,640 for the year ended December 31, 2005. The decrease was a result of a number of assets that were fully depreciated during the year.

OTHER INCOME/EXPENSE. Consolidated other expense for the year ended December 31, 2006 was $121,658, an increase of over $85,000 or 240.6% when compared to other expense of $35,715 for December 31, 2005. The increase was a result of writing off nearly $26,000 of value of artwork that was determined to be impaired. In addition, the Company wrote off over $41,000 in goodwill from the purchase of the Bakery after it performed a test of impairment at December 31, 2006. Interest expense was over $2,000 higher because of higher interest rates for the year.

INCOME TAX EXPENSE/BENEFIT. Consolidated income tax expense for the year ended December 31, 2006 was $101,712, an increase of nearly $120,000 when compared to an income tax benefit of $18,012 for the year ended December 31, 2005. The significant change from a tax benefit to a tax expense was a result of eliminating the current and long-term deferred tax assets on the Company’s books because the Company has had three successive years of losses and the prospect of ever using the tax loss carryforwards and other tax preferences items are in question.

NET INCOME/(LOSS). Because of the foregoing factors, the Company had a consolidated net loss for the year ended December 31, 2006 of $363,020 compared to a loss of $62,049 for the year ended December 31, 2005. Because of the losses in each of three successive years together with the increased cost of beans and the decline in sales volume, there can be no assurances that the Company will be profitable in any future period.

2005 Compared to 2004

Consolidated	$ Inc/(Dec)	% Inc/(Dec)
Net Sales	$(8,371)	(0.2)%
Cost of Sales	$92,398	3.5%
Gross Margin	(2.0%)	(4.3)%
Selling, G & A Expense	$(54,459)	(2.6)%
Depreciation and Amortization	$8,088	5.9%
Other Income/ (Expense)	$(127)	(0.5)%
Net Income/ (Loss)	$(33,959)	—%

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

National revenues (e.g. revenues not derived by mail order and direct truck distribution) increased $19,000, or 1.3% for the year 2005 compared to the same period in 2004. Revenues increased by $48,000 from distributors and other direct accounts offset by a $28,000 decline in sales to direct bird store accounts and distributors to bird stores. The drop was due to a lack of new programs for this portion of the Company’s business. A new person has been assigned to this portion of business to stimulate volume. There can be no assurances that the new person will be successful in adding new volume.

Mail order revenue (e.g. revenues generated from product sold directly to the consumer either through print media or the Internet) decreased $10,000 or 1% for 2005 compared to the same period in 2004. The decline in revenues was a result of lower sales in the non-profit fund raising portion of the business. The Company has added staff to develop programs and improve sales through this venue. However, there can be no assurances that additional volume will be generated through such staff additions.

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

DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization expenses for the year ended December 31, 2006 were $144,640, an increase of over $8,000, or 5.9% compared to depreciation and amortization of $136,552 for the year ended December 31, 2004. The increase was a result of capital expenditures added during 2004 that had a full year of depreciation for 2005 plus the additions for this year. (See Liquidity and Capital Resources)

OTHER INCOME/EXPENSE. Consolidated other income/expense for the year ended December 31, 2005 was $35,715, a decrease of $127, or 0.5% when compared to other income/expense for December 31, 2004. The decrease was a result of higher interest of $14,000 offset by a gain from an involuntary conversion of a vehicle that was wrecked in an accident. Higher interest expense was a result of a full year interest at prime rate plus 3% in 2005 compared to one month in 2004 and the rising interest rates during the year. The Company refinanced its Merrill Lynch debt in November of 2004 with a new term facility with the Savings Bank of Mendocino. The Merrill Lynch debt had an interest rate of 3% over LIBOR while the Savings Bank rate has an interest rate of 3% over prime rate.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of December 31, 2006 was $66,905 as compared to working capital of $252,994 as of December 31, 2005. The decrease in working capital is a result of decrease in inventories, receivables and cash and an increase in payables primarily because of the rent payable in arrears to the majority shareholders of $47,300. From time to time beginning in May 2006, the majority shareholders, who lease the main office, production and warehouse facilities to the Company, have accepted the deferment of the rent for the facility when the Company did not have sufficient cash on hand to make the payment. The amount in payables represents approximately 5  1/2 month’s rent.

Cash provided by operating activities was $96,441 for the year ended December 31, 2006, compared to cash provided in operating activities of $107,159 for the same period in 2005. The decline in cash provided by operating activities was a result of an increase in the net loss of over $300,000 offset by the write down of the deferred tax assets, the reduction in the value of artwork, the decrease in receivables, inventories and the increase in payables.

Cash used in investing activities for the year ended December 31, 2006 was $117,790, compared to cash used in investing activities of $38,644 during the same period in 2005. Capital expenditures made during the year included $23,000 for upgrade of computer and software, $20,000 for an auto and truck replacements, $60,000 for brewers, grinders and display fixtures and $20,000 for production equipment replacement.

Net cash used in financing activities for the year ended December 31, 2005 was $15,062 as compared to net cash used by financing activities for the same period in 2005 of $66,686.

Cash as of December 31, 2006 was $76,974, a decrease of nearly $36,411 when compared to cash of $113,385 as of the same date in 2005.

In November 2004, the Company secured a term note with the Savings Bank of Mendocino. This note is amortized over ten years and is payable in five years with a balloon payment on December 1, 2009 at 3% over the prime rate. The rate was 11.0% at December 31, 2006. The note is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. This new note is personally guaranteed by the Company’s majority shareholders.

The Company also has a $25,000 line of credit with the Savings Bank of Mendocino. The credit line is interest only payments renewable annually at 3% over the prime rate. The note was renewed by the Savings Bank of Mendocino on November 17, 2006. The prime rate was 11% at December 31, 2006. The credit line is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. The line of credit is personally guaranteed by the Company’s majority shareholders. As of December 31, 2006, there was $20,000 borrowed on this line.

The Company’s debt at December 31, 2006 was $510,532 for all term debt and obligations under capital leases, down over $15,000 from $525,595 due at December 31, 2005. Of the total, nearly $122,000 is due in fiscal 2007. Of the total borrowings, $327,117 is due to Savings Bank of Mendocino. See Notes to the Financial Statements Note 7.

The Company has one note payable to the majority shareholders, due on demand after June 30, 1996 for $19,919, uncollateralized. See Notes to the Financial Statements Note 7.

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

A summary of the Company’s principal contractual obligations and other commitments as of December 31, 2006 is shown in the following table:

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$510,532	$121,505	$380,457	$8,570	—
Operating Leases	38,659	21,373	15,307	1,979	—
Real Estate Leases	1,184,088	152,988	311,490	306,810	$412,800
Total Cash Obligations	$1,733,279	$295,866	$707,254	$317,359	$412,800

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

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As is explained in greater detail in the Company’s Current Report on Form 8-K filed on December 1, 2006, the Company changed auditors in 2006. The Company has engaged the registered public accounting firm of Schumacher & Associates, Inc. as the Company’s new independent auditor.

ITEM 8A CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. In connection with such evaluation, the Company did not identify any changes in the Company’s internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B OTHER INFORMATION

On November 17, 2006, the Company executed a Promissory Note in favor of the Savings Bank of Mendocino County. The Promissory Note provides the Company with a $25,000 revolving line of credit permitting interest-only payments and renewable annually at 3% over the prime interest rate. As of December 31, 2006, the Company had borrowed $20,000 on the line of credit.

The Promissory Note is collateralized by a first priority security interest in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights and is personally guaranteed by the Company’s majority shareholders. The terms of the Promissory Note permit the Savings Bank of Mendocino to declare the entire unpaid principal amount and all accrued interest immediately due upon the occurrence of certain events of default, as defined in the Promissory Note. The specified events of default under the Promissory Note include, but are not limited to, failure to make any payment when due, revocation of the majority shareholders’ personal guarantees, insolvency or forfeiture proceedings against the Company or the majority shareholders or any change in ownership of 25% or more of the Company’s common stock.

PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors, nominees, key employees and executive officers of the Company and their ages as of the date of this Form 10-KSB are as follows:

Name	Age	Position with the Company
Paul Katzeff	69	Chief Executive Officer & Director
Joan Katzeff	57	President and Director
Roy Doughty	57	Director
Sam Kraynek	59	Chief Financial Officer

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

Sam Kraynek has served as the Company’s Chief Financial Officer since December 2004. Before assuming the position of Chief Financial Officer, Mr. Kraynek was the Company’s Chief Operating Officer. Mr. Kraynek has been in the food business for nearly 40 years. He has been President and General Manager of the Rosarita Mexican Food Division of Beatrice Companies, General Manager of the Bakery Distribution Division of International Multifoods and Vice President of Sales and Marketing for Bay State Milling Company. Mr. Kraynek has a B.S. in accounting and started his career in public accounting. Mr. Kraynek has been with the Company for ten years.

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

At the present time, the Company does not have an independent member on the Board of Directors, or an audit committee financial expert, as those terms are defined by the Securities and Exchange Commission. The very small size of the Board, the small size of the Company and the remote location render it both difficult at this time to fulfill these requirements. In addition, our financial statements are relatively simple to read and understand. The current Board members have had years of experience with the Company and are familiar with its financial reporting and operations. The Company makes every attempt, in conjunction with our independent auditors, our attorneys and our officers to assure that our filings and financial statements are fairly, clearly and accurately reported.

The Company has adopted a code of ethics that is applicable to all members of senior management and the Company’s employees. A copy of the code of ethics is listed in the exhibits to this report.

ITEM 10 EXECUTIVE COMPENSATION

The following table provides certain information concerning the compensation paid to the Company’s Chief Executive Officer and President for fiscal 2004, 2005 and 2006. Each other Executive Officer received less than $100,000 in total compensation in fiscal 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Opts. ($)	LTIP Payouts ($)	All Other Compensation ($)
Paul Katzeff	2006	$95,804	—	—	—	—	—	(1), (2)
CEO and	2005	$95,804	—	—	—	—	—	(1), (2)
Director	2004	$95,804	—	—	—	—	—	(1), (2)
Joan Katzeff	2006	$100,000	—	—	—	—	—	(2)
President and	2005	$100,000	—	—	—	—	—	(2)
Director	2004	$100,000	—	—	—	—	—	(2)

(1)	Mr. Katzeff receives use of a company car, which he uses primarily for business purposes. The aggregate incremental cost to the Company is less than $10,000 per year. Mr. Katzeff voluntarily reduced his compensation in October 2004 to offset the increased cost incurred by the Company in financing a new vehicle to replace his prior company car. The salary reduction equals the additional cost of the new loan compared to the cost of the prior vehicle. See Note 7 of Notes to Financial Statements.

(2)	The Company pays the annual premiums for life insurance policies for Paul Katzeff and Joan Katzeff. The aggregate incremental cost to the Company of each policy is less than $2,000.

EQUITY COMPENSATION

The Company has never granted equity compensation, such as options, restricted stock awards or stock appreciation rights to any of the above named executive officers. The Company does not have a long-term incentive plan.

COMPENSATION OF DIRECTORS

Members of the Board of Directors do not receive compensation for service on the Board.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2006, (i) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than five per cent of the Company’s Common Stock, (ii) by each of the named executive officers, (iii) by each of the Company’s directors and nominees, and (iv) by all directors and executive officers as a group. The Company believes that the person and entities named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable. The Company does not have an equity compensation plan.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percentage
Joan and Paul Katzeff(1) (Joan Katzeff, President and Director) (Paul Katzeff, CEO and Director) c/o Thanksgiving Coffee Co., Inc. POB 1918 Fort Bragg, CA 95437	977,000	(1)	78.9%

Roy Doughty Director c/o Thanksgiving Coffee Co., Inc. POB 1918 Fort Bragg, CA 95437	200		0.02%

All directors and executive officers as a group (4 persons)	978,200		78.92%

(1)	Shares are jointly owned by Joan Katzeff and Paul Katzeff.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In November 2005, the Company signed a new lease for its corporate headquarters, warehouse and waterfront facilities from Joan and Paul Katzeff, who own the facility and are directors, executive officers and the majority shareholders of the Company (the “Katzeffs”). The new lease is for ten years and ends May 31, 2015. The lease provides for monthly payments of $8,600 in fiscal 2004, 2005 and 2006. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The Company also has an uncollateralized interest only note due on demand to the Katzeffs. See Note 7 and Note 10 of “Notes to Financial Statements.” The Katzeffs also guaranteed personally the Company’s note and line of credit with the Savings Bank of Mendocino. See “Liquidity and Capital Resources.”

Global Insights, of which Mr. Doughty, a director of the Company, is a principal, was party to a one–year consulting agreement that commenced January 1, 2006 for the provision of specific business functions to the Company, including a provision of shareholder relation services for $18,000 per year. Global Insights also received an additional $8,250 during fiscal 2004 for similar services provided outside the agreement. The Company has not renewed the contract with Global Insights for the 2007 year.

The Company carries insurance indemnifying its directors and certain officers and certain employees against certain liabilities by reason of their status or service as directors, officers or employees of the Company.

In April of 2006, the Company executed an uncollateralized note for $29,067 with the majority shareholders to obtain financing for the purpose of making major improvements to the interior of the bakery facility. The note was repaid in weekly installments of $1,000 plus interest at 10% with the final payment made in October of 2006. See Note 12 of “Notes to Financial Statements.”

ITEM 13 EXHIBITS

3.1	Restated Articles of Incorporation of the Company.+

3.2	Bylaws of the Company.+

3.2.1	Amendment No. 1 to Bylaws of the Company, dated June 3, 1996.++

10.3	Lease Agreement for the Company’s Bakery in Mendocino.+++

10.4	Sample Coffee Purchase Agreement.+

10.5	Promissory Note issued by the Company to Joan and Paul Katzeff dated as of April 17, 1996.+++

10.10	License Agreement between the Company and the American Birding Association, Inc.**

10.11	Promissory Note issued by the Company to the Savings Bank of Mendocino County, dated November 19, 2004.**

10.13	Lease agreement for the Company’s headquarters and manufacturing and storage facility dated November 1, 2005.***

10.15	Promissory Note issued by the Company to the Savings Bank of Mendocino, dated November 17, 2006.

14.1	Code of Ethics*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of President Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No 33-96070-LA).
++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended March 31, 1998.
+++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended September 30, 1998.
*	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2003.
**	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2004.
***	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2005.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has engaged the firm of Schumacher & Associates, Inc. to perform its annual audit for the year ended December 31, 2006. This is the first audit that the firm has performed for the Company. Consequently, the Company has not yet made any payments to the firm. Sallmann, Yang & Alameda (SYA) previously performed the Company’s annual audit and performed its quarterly reviews through the third quarter of 2006. SYA will continue to prepare the Company’s federal and state tax returns. SYA billed, and the Company paid, the following fees to SYA in 2005 and 2006:

AUDIT FEES

2005	$42,925
2006	$45,193

AUDIT-RELATED FEE

None

TAX FEES

2005	$5,000
2006	$5,000

ALL OTHER FEES

None

There were no fees paid for and no work authorized other than for audit, quarterly reviews and tax services. Historically, SYA has provided a proposal to the Company for audit services and tax compliance, advice and planning services, including the proposed fees, which was discussed by the Board of Directors and with the shareholders at the annual meeting prior to ratification of the selection of SYA as the Company’s auditors. The Company anticipates that the same procedures will be followed with the new firm of Schumacher & Associates for audit services.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Paul Katzeff Paul Katzeff	Chief Executive Officer (Principal Executive Officer) and Director	April 2, 2007

/s/ Joan Katzeff Joan Katzeff	President and Director	April 2, 2007

/s/ Roy Doughty Roy Doughty	Director	April 2, 2007

/s/ Sam Kraynek Sam Kraynek	Chief Financial Officer (Principal Financial Officer)	April 2, 2007

Financial Statements

Thanksgiving Coffee Company, Inc.

For the Years Ended December 31, 2006 and 2005

with Reports of Independent Registered

Public Accounting Firms

Thanksgiving Coffee Company, Inc.

Audited Financial Statements

For the Years Ended December 31, 2006 and 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Thanksgiving Coffee Company, Inc.

We have audited the accompanying balance sheet of Thanksgiving Coffee Company, Inc., as of December 31, 2006, and the related Statements of Operations, Shareholders’ Equity, and Cash Flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thanksgiving Coffee Company, Inc. as of December 31, 2006, and the results of its operations and cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado

March 23, 2007

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of

Thanksgiving Coffee Company, Inc.

Fort Bragg, California

We have audited the accompanying balance sheets of Thanksgiving Coffee Company, Inc. (a California Corporation) as of December 31, 2005 and the related statements of income, accumulated deficit and cash flows for each of the years in the two-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thanksgiving Coffee Company, Inc. at December 31, 2005 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Sallmann, Yang & Alameda

/s/ SALLMANN, YANG & ALAMEDA

An Accountancy Corporation

Pleasanton, California

February 23, 2006

Thanksgiving Coffee Company, Inc.

Balance Sheets

	December 31,
	2006	2005
Assets
Current assets
Cash	$76,974	$113,385
Accounts receivable	253,209	288,111
Inventories	370,205	443,910
Prepaid expenses	30,856	31,738
Deferred tax asset	—	5,851

Total current assets	731,244	882,995

Property and equipment
Property and equipment	2,760,812	2,734,158
Accumulated depreciation	(2,271,747)	(2,228,020)

Total property and equipment	489,065	506,138

Other assets
Deposits and other assets	18,151	59,932
Goodwill	130,406	171,773
Other intangibles, net of amortization	21,696	29,448
Deferred tax asset	—	95,061

Total other assets	170,253	356,214

Total assets	$1,390,562	$1,745,347

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Balance Sheets

	December 31,
	2006	2005
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$469,786	$432,324
Notes payable - bank	48,872	45,959
Notes payable - other	9,418	6,598
Notes payable - shareholders	19,919	19,919
Capital lease obligations	43,296	37,988
Accrued liabilities	73,048	87,213

Total current liabilities	664,339	630,001

Long term debt
Notes payable - bank	278,245	308,960
Notes payable - other	23,401	20,704
Capital lease obligations	87,381	85,466

Total long term debt	389,027	415,130

Total liabilities	1,053,366	1,045,131

Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated (deficit)	(549,220)	(186,200)

Total shareholders’ equity	337,196	700,216

Total liabilities and shareholders' equity	$1,390,562	$1,745,347

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Statements of Operations

	For the Years Ended December 31,
	2006	2005	2004
Income
Net sales	$4,661,138	$4,883,621	$4,891,992
Cost of sales	2,675,370	2,725,719	2,633,321

Gross profit	1,985,768	2,157,902	2,258,671
Operating expenses
Selling, general and administrative expenses	1,989,863	2,057,608	2,112,067
Depreciation and amortization	135,555	144,640	136,552

Total operating expenses	2,125,418	2,202,248	2,248,619

Operating income (loss)	(139,650)	(44,346)	10,052
Other income (expense)
Goodwill impairment	(41,367)	—	—
Asset impairment	(25,800)	—	—
Miscellaneous income (expense)	(2,422)	3,915	1,461
Gain on sale of equipment	1,399	11,814	93
Interest expense	(53,468)	(51,444)	(37,396)

Total other income (expense)	(121,658)	(35,715)	(35,842)

Loss before income taxes	(261,308)	(80,061)	(25,790)
Income tax (expense) benefit	(101,712)	18,012	(2,300)

Net loss	$(363,020)	$(62,049)	$(28,090)

Loss per share (basic)	$(0.29)	$(0.05)	$(0.02)

Loss per share (dilutive)	$(0.29)	$(0.05)	$(0.02)

Weighted average number of shares outstanding	1,236,744	1,236,744	1,236,744

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Statement of Shareholders’ Equity

For the Period from January 1, 2005 through December 31, 2006

	Common Stock		Additional paid-in capital	Accumulated (Deficit)	Total
	Shares	Amount
Balance at December 31, 2004	1,236,744	$861,816	$24,600	$(124,151)	$762,265
Net loss	—	—	—	(62,049)	(62,049)

Balance at December 31, 2005	1,236,744	861,816	24,600	(186,200)	700,216
Net loss	—	—	—	(363,020)	(363,020)

Balance at December 31, 2006	1,236,744	$861,816	$24,600	$(549,220)	$337,196

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

	For the Years ended December 31,
	2006	2005	2004
Operating activities
Net loss	$(363,020)	$(62,049)	$(28,090)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	152,689	164,608	157,931
Impairment	67,167
Allowance for bad debts	(623)	—	(13,974)
Gain on sale of equipment	—	(11,814)	(93)
Deferred income tax expense (benefit)	100,912	(18,812)	1,500
(Increase) decrease in:
Accounts receivable	35,525	(10,257)	79,173
Inventories	73,705	8,627	(42,839)
Prepaid expenses	882	8,813	152
Deposits and other assets	5,907	249	(5,706)
Increase (decrease) in:
Accounts payable	37,462	10,329	75,730
Accrued liabilities	(14,165)	17,465	8,350

Net cash provided by operating activities	96,441	107,159	232,134
Investing activities
Purchases of property and equipment	(127,864)	(44,720)	(235,390)
Payments of notes receivable	10,074
Proceeds from sale of equipment	—	6,076	—

Net cash (used in) investing activities	(117,790)	(38,644)	(235,390)
Financing activities
Proceeds from notes payable and capital leases	96,038	21,000	533,497
Repayments of notes payable and capital leases	(111,100)	(87,686)	(459,148)

Net cash provided by (used in) financing activities	(15,062)	(66,686)	74,349
Net increase (decrease) in cash	(36,411)	1,829	71,093
Cash at beginning of year	113,385	111,556	40,463

Cash at end of year	$76,974	$113,385	$111,556

Supplemental Cash Flow Information:
Cash paid for interest:	$53,468	$51,444	$37,326
Cash paid for income taxes:	$800	$800	$800

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

December 31, 2006 and 2005

1. Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

Nature of Operations

Thanksgiving Coffee Company, Inc. (the Company), was incorporated in California in 1985. The Company purchases and roasts whole bean coffees and sells them to restaurants, grocery stores and other retail outlets. Additionally, the Company produces and sells a line of tea products under the trademark of Royal Gardens Tea Company. Products are sold through the Company’s distribution network in Northern California, nationally through common carriers selling direct, or through brokers and distributors. Distributors and retailers do not have the right to return products. The Company also sells coffee, tea and related specialty products through mail order and Internet sales on a nationwide basis. Sales volume for the coffee division was approximately $4,100,000 for the year ended December 31, 2006. Additionally, the Company operates a sandwich and baked goods store in Mendocino, California with sales volume of approximately $600,000 for the year ended December 31, 2006.

Basis of Presentation

The Company has prepared the financial statements in accordance with generally accepted accounting principles in the United States of America.

Certain amounts for prior years have been reclassified to conform with the 2006 presentation.

Concentration of Credit Risk

The Company grants credit to customers in the retail and food service industries throughout the country. Consequently, the Company’s ability to collect the amounts due from customers is affected by economic fluctuations in the retail and food service industries. In fiscal 2006, one customer accounted for 12.5% of the Company’s revenue. The account has purchased from the Company since 1992. The account has serving locations and is a distributor of the Company’s product. A loss of this account or any other large account, or a significant reduction in sales to any of the Company’s principal customers, could have an adverse impact on the Company.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2006, the Company had no cash or cash equivalents in excess of amounts insured by agencies of the U.S. Government.

Cash and Cash Equivalents

Cash equivalents include highly liquid instruments with original maturities of 90 days or less. Due to the short maturity of these instruments, the carrying value on our consolidated balance sheet approximates fair value.

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

Loss per Share

The Company computes net loss per common share using SFAS No. 128 “Earnings Per Share.” Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at December 31, 2006. The Company has incurred a net loss and has no potentially dilutive common shares; therefore, basic and diluted loss per share is the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

Stock Based Compensation

Effective January 1, 2006, the Company adopted FAS No. 123(R), Share-Based Payments, and the related SEC rules included in Staff Accounting Bulletin No. 107. Under this method, compensation cost is recognized for costs related to 1) all share-based payments (stock options and restricted stock awards) granted before but not yet vested as of January 1, 2006 based on the grant-date fair value estimated under the original provisions of FAS No. 123, Accounting for Stock-Based Compensation, and 2) all share-based payments (stock options and restricted stock units) granted after December 31, 2005 based on the grant-date fair value estimated under the provisions of FAS No. 123(R). During the years ended December 31, 2006 and 2005, no options were granted. At December 31, 2006, there were no outstanding stock options and the Company has no plans to offer stock based compensation to its employees or others.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which is effective January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain income tax positions in accordance with FAS 109, Accounting for Income Taxes. The cumulative effect of applying the provisions of this interpretation, which is required to be reported separately as an adjustment to our opening balance of retained earnings in 2007, is currently not expected to have a material impact on our results of operation, financial position or cash flows.

There were various other accounting standards and interpretations issued during 2006 and 2005, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued expenses, other current liabilities and long-term debt. Except for long-term debt, the carrying value of financial instruments approximated fair value due to their short maturities.

The carrying value of long-term debt approximated fair value because stated interest rates on these instruments are similar to quoted rates for instruments with similar risks.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their financial statements. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. See Note 12.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets

As of January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (FASB) No. 142, Goodwill and Other Intangibles. Goodwill is assigned to a specific reporting unit and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the reporting unit’s carrying amount is greater than its fair value. Intangible assets with definite lives are amortized over their useful economic lives. Financial condition and results of operations in accordance with FASB Statement No. 142 are reflected in the accompanying 2006 and 2005 financial statements.

Intangible assets are amortized over the following estimated useful lives using primarily a straight-line basis.

Life in Years
Leasehold value	14
Trademark	17
Refinance costs	5

Income Taxes

The Company accounts for income taxes under the asset and liability method as prescribed by Statement of Financial Accounting Standards (FASB) No. 109, Accounting for Income Taxes. As such, deferred income tax assets and liabilities are recognized for the future tax consequences of the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company’s policy is that fully vested vacation is accrued at each quarter end. The accrued liability for vacation pay was $14,550 and $16,000 as of December 31, 2006 and 2005, and such amount is included in accrued liabilities. Carryover paid sick days are not available, or ever considered vested.

Advertising

Advertising costs are expensed as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of mail order solicitation and catalog costs. For the twelve months ended December 31, 2006 and 2005, the Company did not engage in any direct response advertising that would require capitalization. Advertising costs charged to expense were $14,486, $20,659 and $26,879 for the twelve months ended December 31, 2006, 2005 and 2004.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company adopted Securities and Exchange Commission Staff Accounting Bulletins No. 101, Revenue Recognition in Financial Statements, in 2002, retroactive to November 1, 2000. No restatement of the financials was necessary since the financial statements were already in conformity with the revenue recognition principles and no material transactions were effected by this adoption.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

2. Accounts Receivable

Accounts receivable consist of the following:

	2006	2005
Accounts receivable	$261,130	$296,655
Less: allowance for doubtful accounts	(7,921)	(8,544)

Net accounts receivable	$253,209	$288,111

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense (recovery) for the twelve months ended December 31, 2006, 2005 and 2004 was $3,297, $1,408 and ($2,773), respectively.

3. Inventories

Inventories consist of the following:

	2006	2005
Coffee
Unroasted	$98,260	$122,191
Roasted	81,755	101,309
Tea	5,296	14,680
Packaging, supplies and other merchandise held for sale	184,894	205,730

Total inventories	$370,205	$443,910

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

4. Property and Equipment

Property and equipment consist of the following:

	2006	2005
Equipment	$1,392,820	$1,478,386
Furniture and fixtures	263,113	$260,214
Leasehold improvements	461,830	$424,553
Transportation equipment	169,795	$150,060
Marketing equipment	166,162	$166,162
Capitalized website development costs	14,076	$14,077
Property held under capital leases	293,016	240,706

Total property and equipment	2,760,812	2,734,158
Accumulated depreciation	(2,271,747)	(2,228,020)

Property and equipment, net	$489,065	$506,138

Depreciation expense for the twelve months ended December 31, 2006, 2005 and 2004 was $145,339 $157,864 and $155,835 respectively.

5. Goodwill and Other Intangible Assets

As part of the adoption of Statement of Financial Accounting Standards (FASB) No. 142, Goodwill and Other Tangible Assets as of January 1, 2002, the Company no longer amortizes goodwill. At December 31, 2006 the Company performed a test of impairment on goodwill that resulted in a write down of approximately $41,000 in the value as of December 31, 2006, and is included in goodwill impairment on the Statement of Operations for the year ended December 31, 2006.

Intangible assets subject to amortization consist of the following:

	2006	2005
Leasehold value	$67,000	$67,000
Trademarks	5,127	5,127

Total intangible assets	72,127	72,127
Accumulated amortization	(50,431)	(42,679)

Other intangibles, net of amortization	$21,696	$29,448

Amortization expense for the twelve months ended December 31, 2006, 2005 and 2004 was $7350, $6,744 and $2,095 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

6. Deposits and Other Assets

Included in Other Assets is artwork that was developed for the labels for the tea program. It was recorded at its original cost of $27,800. At December 31, 2006, the Company performed a test of impairment that has resulted in a write down of nearly $26,000 in the value of the artwork and is included in the Statement of Operations as asset impairment as of December 31, 2006.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7. Long Term Debt

	2006	2005

Notes Payable

Note payable to Savings Bank of Mendocino, payable in monthly installments of $4,307 plus interest at 3% over prime rate beginning January 1, 2006 (11% at December 31, 2006), final payment is due on December 1, 2009. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders.	$307,117	$333,919

Line of credit to Savings Bank of Mendocino, payable in monthly installments of interest only at 3% over prime rate beginning January 1, 2006 (11% at December 31, 2006). The note payable for the line of credit is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangible and contract rights along with a personal guarantee from the Company’s majority shareholders. The line is for a maximum of $25,000.	20,000	21,000

Note payable to majority shareholders, Paul and Joan Katzeff, uncollateralized, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996.	19,919	19,919

Note payable to Mercedes-Benz, payable in monthly installments of $691, including interest at 6.99%, collateralized by a vehicle, final payment due on September 24, 2009.	20,705	27,302

Note payable to Chrysler Financing, payable in monthly installments of $329, including interest at 15.492%, collateralized by a vehicle, final payment due on January 24, 2011	12,114	0

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7. Long Term Debt (continued)

	2006	2005

Capital Lease Obligations

Note payable to Manifest Leasing, payable in monthly installments of $444, including interest at 12.203%, collateralized by equipment, final payment due on March 1, 2007.	1,040	5,918

Note payable to G.E. Capital, payable in monthly installments of $1,355, including interest at 16.78%, collateralized by equipment, final payment due on March 1, 2009.	30,286	40,504

Note payable to Avaya Financial Services, payable in monthly installments of $824, including interest at 12.00%, collateralized by equipment, final payment due on August 1, 2009.	24,365	32,567

Note payable to Axis Capital, payable in monthly installments of $709, including interest at 15.473%, collateralized by store fixtures, final payment due September 14, 2009.	18,499	23,701

Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $533, including interest at 22.239%, collateralized by equipment, final payment due on January 1, 2010.	11,277	14,926

Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $522, including interest at 17.172%, collateralized by equipment, final payment due on June 1, 2010.	16,956	0

Note payable to Marlin Leasing payable in monthly installments of $428, including interest at 18.00%, collateralized by equipment, final payment due on October 1, 2010.	13,666	0

Note payable to National Financial Services, payable in monthly installments of $1,414, including interest at 10.512%, collateralized by equipment, final payment due on May 10, 2006.	—	5,838

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7. Long Term Debt (continued)

	2006	2005
Capital Lease Obligations

Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $533, including interest at 22.24%, collateralized by equipment, final payment due on January 10, 2010	$14,590	$—

	510,532	525,594

Less current portion	(121,505)	(110,464)

Long term portion of notes payable	$389,027	$415,130

Interest paid for the twelve months ended December 31, 2006, 2005 and 2004 was $53,468, $51,444 and $37,326, respectively.

As of December 31, 2006, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Years Ending December 31,
2007	$121,505
2008	90,161
2009	290,296
2010	8,245
2011	325
Thereafter	—

$510,532

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

8. Income Taxes

The components of the provision for income tax (benefit) are as follows:

	2006	2005	2004
Current tax (expense) - state	$(800)	$(800)	$(800)

Deferred tax (expense) benefit
Federal	23,769	24,995	(4,170)
State	44,614	(6,183)	2,670

Total deferred tax benefit	68,383	18,812	(1,500)

Less valuation allowance	(169,295)

Net benefit (expense) for income taxes	$(101,712)	$18,012	$(2,300)

A reconciliation of the Company’s income tax benefit rate to the U.S. federal statutory rate is as follows:

	2006	2005	2004
Statutory income tax (expense) benefit rate	15.0%	-15.0%	15.0%
Property and equipment differences	-7.8%	-7.3%	3.8%
Nondeductible expense	0.0%	-2.6%	1.3%
Officers’ life insurance	-1.4%	3.8%	-11.7%
Net operating loss	28.0%	0.0%	8.9%
Net operating loss valuation adjustment	7.8%	-3.5%	-7.0%
Other	-2.7%	2.1%	-1.4%

Effective income tax benefit rate	38.9%	-22.5%	8.9%

The primary components of temporary differences which give rise to the Company’s net deferred tax assets are as follows:

	2006	2005
Net operating loss and tax credit carryforwards	$194,938	$112,260
Depreciation and amortization	(47,673)	(19,909)
Other	22,030	8,561
Less valuation allowance	(169,295)	—

Net deferred tax asset	$—	$100,912

At December 31, 2006, deferred taxes consisted of a net tax asset of $169,295, due to operating loss carryforwards and other temporary differences, which was fully allowed for in the valuation allowance of $169,295. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended December 31, 2006 totaled $169,295.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

Income taxes paid for the years ended December 31, 2006, 2005, and 2004 were $800 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

9. Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancelable operating leases with terms ranging from three to five years.

As of December 31, 2006, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

Years Ending December 31,
2007	21,373
2008	9,853
2009	5,454
2010	1,979
—

$38,659

Total operating lease payments for the twelve months ended December 31, 2006, 2005, and 2004 were $40,647, $51,486 and $53,178 respectively.

10. Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The ten-year lease term ends May 31, 2015. Rental expense under the lease was $103,200 for the twelve months ended December 31, 2006.

The Company also leases a bakery establishment in Mendocino, California and warehouse premises in Santa Rosa, California under operating leases expiring September 30, 2011 and January 31, 2007, respectively. The Company did not renew the lease for the Santa Rosa facility when it expired in January of 2007. Rental expense under these operating leases was $57,907 for the twelve months ended December 31, 2006.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

10. Long Term Leases (continued)

As of December 31, 2006, minimum future rental payments under noncancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years Ending December 31,
2007	$152,988
2008	154,470
2009	157,020
2010	159,690
2011	147,120
Thereafter	412,800

$1,184,088

11. Related Party Transactions

As of December 31, 2006, the Company has an interest only note payable due on demand payable to Paul and Joan Katzeff (the Company’s majority shareholders). The Company also leases properties from its majority shareholders.

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the twelve months ended December 31, 2006, is as follows:

Interest expense	$3,655
Rent expense	$51,600
Principal payments	$29,067

The Company’s majority shareholders’ also guarantee certain notes payable of the Company (See Note 7).

An entity, of which a director of the Company is a principal, was party to a one-year consulting agreement that commenced January , 2006 for the provision of specific business functions to the Company, including a provision of shareholder relation services for $18,000 per year. The entity also received an additional $8,250 during fiscal 2004 for similar services provided outside the agreement. The Company has not renewed the contract with this entity for the 2007 year.

12. Information on Business Segments

As noted in Note 1 in the Notes to the financial statements, the Company operates in two different business segments: the specialty coffee business and the retail bakery business. The specialty coffee

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

business, although primarily based in California, sells to grocery stores, serving locations and other retail outlets throughout the United States and some international business. The bakery sells exclusively on the north coast of California in Mendocino and Fort Bragg.

Selected financial data by business segment

	2006	2005	2004
Net Sales
Specialty Coffee	$4,115,156	$4,176,717	$4,203,682
Bakery	594,834	760,579	729,924

Total	$4,709,990	$4,937,296	$4,933,606

Intersegment Sales
Specialty Coffee	$48,852	$53,675	$41,614

Total Sales	$4,661,138	$4,883,621	$4,891,992

Operating Profit (loss)
Specialty Coffee	$(96,808)	$(74,509)	$(2,880)
Bakery	(42,842)	30,163	12,932

Total	$(139,650)	$(44,346)	$10,052

Depreciation and Amortization
Specialty Coffee	$117,893	$132,075	$130,956
Bakery	17,662	12,565	5,596

Total	$135,555	$144,640	$136,552

Interest Expense
Specialty Coffee	$52,444	$51,444	$37,396
Bakery	1,024	0	$70

Total	$53,468	$51,444	$37,396

Assets
Specialty Coffee	$1,138,160	$1,471,394	$1,557,542
Bakery	252,402	273,953	288,746

Total	$1,390,562	$1,745,347	$1,846,288

Fixed Assets (000’s omitted)
Specialty Coffee	$417,657	$460,272	$565,272
Bakery	71,408	45,866	48,273

Total	$489,065	$506,138	$613,545