Form 10QSB
period 2007-03-31
THANKSGIVING COFFEE CO INC
filed 2007-05-15
CIK 949852

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 14, 2007, there were 1,236,744 shares outstanding of common stock of the issuer.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

THANKSGIVING COFFEE COMPANY, INC.

Financial Statements

and Notes to Financial Statements

Thanksgiving Coffee Company, Inc.

For the Three Months Ended March 31, 2007 and 2006

Thanksgiving Coffee Company, Inc.

Balance Sheets

	March 31, 2007 (Unaudited)	December 31, 2006 (See Note 1)
Assets
Current assets
Cash	$44,157	$76,974
Accounts receivable, net of allowance	238,018	253,209
Inventories	360,937	370,205
Prepaid expenses	12,630	30,856

Total current assets	655,742	731,244

Property and equipment
Property and equipment	2,767,356	2,760,812
Accumulated depreciation	(2,306,193)	(2,271,747)

Total property and equipment	461,163	489,065

Other assets
Deposits and other assets	16,851	18,151
Goodwill	130,405	130,406
Other intangibles, net of amortization	20,242	21,696

Total other assets	167,498	170,253

Total assets	$1,284,403	$1,390,562

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Balance Sheets

	March 31, 2007 (Unaudited)	December 31, 2006
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$451,379	$469,786
Notes payable - bank	48,872	48,872
Notes payable - other	9,628	9,418
Note payable - shareholders	19,919	19,919
Capital lease obligations	43,458	43,296
Accrued liabilities	57,988	73,048

Total current liabilities	631,244	664,339

Long term debt
Notes payable - bank	271,217	278,245
Notes payable - other	20,823	23,401
Capital lease obligations	76,434	87,381

Total long term debt	368,474	389,027

Total liabilities	999,718	1,053,366

Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(601,731)	(549,220)

Total shareholders’ equity	284,685	337,196

Total liabilities and shareholders’ equity	$1,284,403	$1,390,562

See accompanying notes to financial statements

Statements of Operations

Unaudited

	For the Three Months Ended March 31,
	2007	2006
Income
Net sales	$1,127,734	$1,103,564
Cost of sales	667,890	676,423

Gross profit	459,844	427,141

Operating expenses
Selling, general and administrative expenses	473,971	535,937
Depreciation and amortization	32,577	30,722

Total operating expenses	506,548	566,659

Operating loss	(46,704)	(139,518)

Other income (expense)
Miscellaneous income (expense)	7,157	(2,111)
Gain (loss) on sale of equipment	—	—
Interest expense	(12,163)	(12,333)

Total other income (expense)	(5,006)	(14,444)

Loss before income taxes	(51,710)	(153,962)
Income tax expense	(800)	(800)

Net loss	$(52,510)	$(154,762)

Loss per share (basic)	$(0.042)	$(0.125)

Loss per share (dilutive)	$(0.042)	$(0.125)

Weighted average number of shares	1,236,744	1,236,744

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

Unaudited

	For the Three Months Ended March 31,
	2007	2006
Operating activities
Net loss	$(52,510)	$(154,762)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	35,900	35,019
Allowance for bad debts	(1,221)	(2,102)
(Increase) decrease in:
Accounts receivable	16,412	47,154
Inventories	9,268	25,733
Prepaid expenses	18,226	16,374
Deposits and other assets	1,300	—
Increase (decrease) in:
Accounts payable	(18,407)	16,039
Accrued liabilities	(15,060)	(37,501)

Net cash used in operating activities	(6,092)	(54,046)

Investing activities
Purchases of property and equipment	(6,544)	(48,828)
Proceeds from sale of equipment/disposal	—	—

Net cash used in investing activities	(6,544)	(48,828)

Financing activities
Proceeds from notes payable and capital leases	—	31,732
Repayments of notes payable and capital leases	(20,181)	(22,014)

Net cash provided by (used in) financing activities	(20,181)	9,718

Decrease in cash	(32,817)	(93,156)
Cash at beginning of period	76,974	113,385

Cash at end of period	$44,157	$20,229

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

December 31, 2007 and 2006

1. Basis of Presentation

The condensed financial statements in this Form 10-QSB have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. We have continued to follow the accounting policies disclosed in the financial statements included in our 2006 Form 10-KSB filed with the Securities and Exchange Commission (SEC). It is suggested that these statements be read in conjunction with the December 31, 2006 audited financial statements and the accompanying notes on Form 10-KSB, as filed with the Securities and Exchange Commission.

The interim financial information in this Form 10-QSB reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results to be expected for the full year.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their financial statements. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and report revenues and its major customers. See Note 12

Income Taxes

The Company accounts for income taxes under the asset and liability method as prescribed by Statement of Financial Accounting Standards (FASB) No. 109, Accounting for Income Taxes. As such, deferred income tax assets and liabilities are recognized for the future tax consequences of the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basses. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

2. Accounts Receivable

Accounts receivable consist of the following:

	3/31/2007	12/31/2006
Accounts receivable	$244,718	$261,130
Less: allowance for doubtful accounts	(6,700)	(7,921)

Net accounts receivable	$238,018	$253,209

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense (recovery) for the three months ended March 31, 2007 and 2006 was $0 for both periods.

3. Inventories

Inventories consist of the following:

	3/31/2007	12/31/2006
Coffee
Unroasted	$106,994	$98,260
Roasted	83,205	81,755
Tea	5,515	5,296
Packaging, supplies and other merchandise held for sale	165,223	184,894

Total inventories	$360,937	$370,205

4. Property and Equipment

Property and equipment consist of the following:

	3/31/2007	12/31/2006
Equipment	$1,393,070	$1,392,820
Furniture and fixtures	264,690	263,113
Leasehold improvements	461,830	461,830
Transportation equipment	174,512	169,795
Marketing equipment	166,162	166,162
Capitalized website development costs	14,076	14,076
Property held under capital leases	293,016	293,016

Total property and equipment	2,767,356	2,760,812
Accumulated depreciation	(2,306,193)	(2,271,747)

Property and equipment, net	$461,163	$489,065

Depreciation expense for the three months ended March 31, 2007 and 2006 was $35,900 and $34,771 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

5. Goodwill and Other Intangible Assets

As part of the adoption of Statement of Financial Accounting Standards (FASB) No. 142, Goodwill and Other Tangible Assets as of January 1, 2002, the Company no longer amortizes goodwill. At December 31, 2006 the Company performed a test of impairment on goodwill that resulted in a write down of approximately $41,000 in the value as of December 31, 2006, and is included in goodwill value as of March 31, 2007.

Intangible assets subject to amortization consist of the following:

	3/31/2007	12/31/2006
Leasehold value	$67,000	$67,000
Trademarks	5,127	5,127

Total intangible assets	72,127	72,127
Accumulated amortization	(51,885)	(50,431)

Other intangibles, net of amortization	$20,242	$21,696

Amortization expense for the three months ended March 31, 2007 and 2006 was $1,454 and $248 respectively.

6. Deposits and Other Assets

Included in Deposits and Other Assets are artwork that was developed for the labels for the tea program and long-term deposits.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7. Long Term Debt

Notes Payable	3/31/2007	12/31/2006
Note payable to Savings Bank of Mendocino, payable in monthly installments of $4,307 plus interest at 3% over prime rate beginning January 1, 2006 (11% at March 31, 2007), final payment is due on December 1, 2009. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders.	$300,089	$307,117

Line of credit to Savings Bank of Mendocino, payable in monthly installments of interest only at 3% over prime rate beginning January 1, 2006 (11% at March 31, 2007). The note payable for the line of credit is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangible and contract rights along with a personal guarantee from the Company’s majority shareholders. The line is for a maximum of $25,000 and $20,000 has been used as of March 31, 2007.	20,000	20,000

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996.	19,919	19,919

Note payable to Mercedes-Benz, payable in monthly installments of $691, including interest at 6.99%, collateralized by a vehicle, final payment due on September 24, 2009.	18,892	20,705

Note payable to Chrysler Financing, payable in monthly installments of $329, including interest at 15.492%, collateralized by a vehicle, final payment due on January 24, 2011	11,559	12,114

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

Capital Lease Obligations	3/31/2007	12/31/2006
Note payable to Manifest Leasing, payable in monthly installments of $444, including interest at 12.203%, collateralized by equipment, final payment due on March 1, 2007.	—	1,040

Note payable to G.E. Capital, payable in monthly installments of $1,355, including interest at 16.78%, collateralized by equipment, final payment due on March 1, 2009.	27,454	30,284

Note payable to Avaya Financial Services, payable in monthly installments of $824, including interest at 5.855%, collateralized by equipment, final payment due on August 1, 2009.	22,242	24,365

Note payable to Axis Capital, payable in monthly installments of $709, including interest at 15.473%, collateralized by store fixtures, final payment due September 14, 2009.	17,068	18,499

Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $462, including interest at 14.237%, collateralized by equipment, final payment due on May 22, 2009.	10,281	11,277

Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $522, including interest at 17.172%, collateralized by equipment, final payment due on June 1, 2010.	16,176	16,956

Note payable to Marlin Leasing payable in monthly installments of $428, including interest at 18.00%, collateralized by equipment, final payment due on October 1, 2010.	12,956	13,666

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7. Long Term Debt (continued)

Capital Lease Obligations	3/31/2007	12/31/2006
Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $533, including interest at 22.24%, collateralized by equipment, final payment due on January 10, 2010.	$13,715	$14,590

	490,351	510,532
Less current portion	(121,877)	121,505

Long term portion of notes payable	$368,474	$389,027

Interest paid for the three months ended March 31, 2007 and 2006 was $12,163 and $12,333, respectively.

As of March 31, 2007, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Years Ending December 31,
2007	$121,877
2008	89,875
2009	270,029
2010	8,245
2011	325
Thereafter	—

$490,351

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

8. Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist of the benefit from net operating loss (NOL) carryforwards and temporary differences. The net operating loss carry forwards expire in various years through 2026. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards. Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry- forward less temporary differences	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
December 31, 2006	595,000	2026	169,295	(169,295)	(169,295)	—
March 31, 2007	647,000	2027	181,171	(181,171)	(11,876)

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Tax (benefit) at Federal statutory rate	(20.00)%
State tax (benefit) net of Federal benefit	(8.00)
Temporary differences	4.30
Valuation allowance	23.70
Tax provision (benefit)	—

Income taxes paid for the three months ended March 31, 2007 and December 31, 2006 were $800 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

9. Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancelable operating leases with terms ranging from three to five years.

As of March 31, 2007, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

Years Ending December 31,
2007	$31,544
2008	9,853
2009	5,454
2010	1,979
—

$48,830

Total operating lease payments for the three months ended March 31, 2007 and 2006 were $11,380 and $14,286 respectively.

10. Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The ten-year lease term ends May 31, 2015. Rental expense under the lease for the three months ended March 31, 2007 and 2006 was $25,800 in both years.

The Company also leases a bakery establishment in Mendocino, California and warehouse premises in Santa Rosa, California under operating leases expiring September 30, 2011 and January 31, 2007, respectively. The Company terminated the lease for the Santa Rosa facility when it expired in January of 2007. Rental expense under these operating leases for the three months ended March 31, 2007 and 2006 was $13,008 and $13,782, respectively.

As of March 31, 2007, minimum future rental payments under noncancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years ending December 31,
2007	$152,988
2008	154,470
2009	157,020
2010	159,690
2011	147,120
Thereafter	412,800

$1,184,088

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

11. Related Party Transactions

As of March 31, 2007, the Company has an interest only note payable, due on demand, to Paul and Joan Katzeff (the Company’s majority shareholders). The Company also leases properties from its majority shareholders.

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the three months ended March 31, 2007, is as follows:

Interest payments	$658
Rent payments	$12,900

The Company’s majority shareholders’ also guarantee certain notes payable of the Company (See Note 7).

12. Information on Business Segments

As noted in Note 1 in the Notes to the financial statements, the Company operates in two different business segments: the specialty coffee business and the retail bakery business. The specialty coffee business, although primarily based in California, sells to grocery stores, serving locations and other retail outlets throughout the United States and some international business. The bakery sells exclusively on the north coast of California in Mendocino and Fort Bragg.

Selected financial data by business segment

	3/31/2007	3/31/2006
Net Sales
Specialty Coffee	$1,001,626	$1,014,853
Bakery	137,428	97,432

Total	$1,139,054	$1,112,285

Intersegment Sales
Specialty Coffee	$11,320	$8,721

Total Sales	$1,127,734	$1,103,564

Operating (Loss)
Specialty Coffee	$(27,103)	$(107,539)
Bakery	(19,601)	(31,979)

Total	$(46,704)	$(139,518)

Depreciation and Amortization
Specialty Coffee	$31,790	$33,295
Bakery	4,567	1,725

Total	$36,357	$35,020

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

12. Information of Business Segments (continued)

Interest Expense	3/31/2007	3/31/2006
Specialty Coffee	$12,163	$12,333
Bakery	0	0

Total	$12,163	$12,333

	3/31/2007	12/31/2006
Assets
Specialty Coffee	$1,038,491	$1,138,160
Bakery	245,912	252,402

Total	$1,284,403	$1,390,562

Fixed Assets
Specialty Coffee	$393,114	$417,657
Bakery	68,049	71,408

Total	$461,163	$489,065

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

SUMMARY

Sales of the Company have eroded over the last five years primarily due to declines in the direct distribution sales method of the Company’s business (i.e., delivery by company truck). Increased competition, customer attrition and customers roasting green beans for their own use have all had a negative impact on the Company’s sales. The Company has tried a number of strategies that have not proven effective in abating these declines. In 2004, the Company began changing its method of distribution to rely less on direct distribution and instead use independent distributors or shipping direct (via UPS or other common carrier). The effect of these changes on the Company’s sales has been limited but has reduced distribution expenses. Because of the limited impact of these changes, as well as the increase in cost of sales and other factors noted herein, there can be no assurances that the Company will be profitable in any future period, and, as a consequence, the Company is considering various strategic alternatives.

The Company pays substantially more for its green beans than the market price, because of quality, organic nature of many of its lines and the fact that it uses fair-traded coffees. Green bean costs continue to be firm in 2007 and have placed pressure on margins. If green bean costs do not decline or continue to rise, whether as a consequence of inclement weather in a major producing area or any other event that affects green bean pricing, and the Company cannot offset costs by raising prices, it would have a negative impact on the Company and its margins.

The Company has a revolving line of credit for $25,000 of which $20,000 is currently outstanding and a term debt facility of $300,089 with the Savings Bank of Mendocino. The term debt is a five-year note due December 1, 2009 and the line of credit is renewed annually. If the credit line should not be renewed, the stability of the Company’s business would be in question. “See Liquidity and Capital Resources.”

Results of Operations

Three months ended March 31, 2007 versus March 31, 2006

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$24,170	2.2%
Cost of Sales	(8,533)	(1.3)%
Gross Margin %	2.1%	5.3%
Selling, G&A Expense	(61,966)	(11.6)%
Depreciation And
Amortization	1,855	6.0%
Interest Expense	(170)	(1.4)%
Net Income (Loss)	102,252	—%

Consolidated net sales for the three months ended March 31, 2007 were $1,127,734, up 2.2%, or over $24,000 when compared with net sales of $1,103,564 for the same period in fiscal 2006.

Distribution revenues (e.g., revenues generated on our own truck distribution) were flat for the three month period ended March 31, 2007, when compared with distribution sales for the same period in fiscal 2006.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were down $20,000, or 5% for the three months ended March 31, 2007 when compared to national sales for the same period in 2006. A portion of the decrease was a result of a $10,000 decline to a national chain that did not accept a price increase. The remainder was a result of a decline in sales to a distributor.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) increased over $24,000, or 30% for the three months ended March 31, 2007 when compared to mail order sales for the same period in 2006. Increases of the Company’s Ugandan “Mirembe” coffee through the cornucopia program (non-profit organizations that use the Company’s coffee for fund-raising purposes) and promoting of the Company’s mail order and web store business has improved performance of this method of distribution.

Sales of the Company bakery were up over $20,000 for the three months ended March 31, 2007 when compared to bakery sales for the same period in 2006. The bakery was closed over three weeks in late February and early March of 2006 to repair and replace the floor of the facility. It has been opened during that same period in 2007.

Although sales for the quarter have improved over the previous year, there can be no assurances that sales will increase in any other period in the future.

Consolidated cost of sales for the three months ended March 31, 2007 were $667,890, down 1.3%, or over $8,000 when compared with the cost of sales of $676,423 for the same period in 2006. This decrease was a result of an increase in green bean costs offset by lower wages, worker’s compensation and general insurance costs.

Consolidated gross margin percentage (gross profit as a percentage of net sales) for the three months ended March 31, 2007 was 40.8%, up 5.3 % when compared with gross margin of 38.7% for the same period in 2006. The increase in gross margin was a result of improved sales as a percentage of total sales of the mail order and cornucopia sales methods which have a higher margin than the other sales methods.

Consolidated selling, general and administrative expenses were $473,971 for the three months ended March 31, 2007, a decrease of 11.6% or nearly than $62,000 when compared with the selling, general and administrative expenses of $535,937 for the same period in 2006. The decrease was a result of a $20,000 decrease in payroll expenses through a reduction in personnel and hours worked, a $5,000 reduction in shareholder expense by performing shareholder relations tasks by Company staff, a $10,000 reduction in travel expenses, a $15,000 reduction in commissions by the elimination of a broker and a $10,000 decrease in fees by certifying agencies.

Depreciation and amortization expenses for the three months ended March 31, 2007 were $32,577, a 6% increase, or over $1,800, when compared to depreciation and amortization expenses of $30,722 for the same period in fiscal 2006. The increase in depreciation expenses was a result of the fixed assets purchased in the last nine months of 2006 that were depreciated this year.

Interest expense for the three months ended March 31, 2007 was $12,163, a 1.4% decrease from interest of $12,333 for the same period in 2006. Total debt is $490,351 at March 31, 2007 versus $535,312 for the same period in 2006.

As a result of the foregoing factors, the Company had a consolidated net loss of $52,510 for the three months ended March 31, 2007, compared to a loss of $154,762 for the same period in 2006. Because of the sales declines and the increase in the cost of green beans, there can be no assurances that the Company will be profitable in future periods.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, the Company had working capital of $38,398 versus working capital of $66,905 as of December 31, 2006. The decrease in working capital is due primarily to a decrease in inventories of over $58,000 and higher payables due to rent payable in arrears to the majority shareholders of $68,800. From time to time, beginning in May 2006, the majority shareholders, who lease the main office, production and warehouse facilities to the Company, have accepted the deferment of the rent for the facility when the Company did not have sufficient cash on hand to make the payment. The amount in payables represents approximately eight months rent.

Net cash used in operating activities was $6,092 for the three months ended March 31, 2007 compared to net cash used in operating activities for the three months ended March 31, 2006 of $54,046. The decrease in net cash used in operating activities in the three months of 2007 was the result of the reduced loss this year compared to the same period in fiscal 2006 of over $100,000 offset somewhat by changes in assets and liabilities.

Cash used in investing activities was $6,544 for the three months ended March 31, 2007 compared to 48,828 used in the same period in 2006. Capital additions for the first three months of 2007 were $4,000 for a transmission of a delivery truck and $1,000 for two new brewers.

Net cash used in financing activities for the three months ended March 31, 2007 was $20,181 compared to net cash provided by financing activities of $9,718 during the same period in 2006. The cash used by financing was a result of paying debt. Last year, for the same period, new debt was acquired in the first quarter of 2006 to purchase capital assets.

Because of the operating loss and capital acquisitions and repayment of debt, cash at March 31, 2007 is over $32,000 lower than the cash balance at January 1, 2007 but nearly $24,000 higher than cash at March 31, 2006.

In November 2004, the Company secured a term note with the Savings Bank of Mendocino. This note is amortized over ten years and is payable in five years with a balloon payment on December 1, 2009 at 3% over prime rate. The rate was 11% at March 31, 2007. The note is collateralized by the Company’s accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. This note is personally guaranteed by the Company’s majority shareholders. As of March 31, 2007 the balance on the note is $300,089 (See Note 7 of Notes to the Financial Statements)

The Company also has a $25,000 line of credit with the Savings Bank of Mendocino. The credit line is interest only payments renewable annually at 3% over the prime rate. Prime rate was 11% at March 31, 2007 with an outstanding balance on the line of $20,000. The credit line is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. The line of credit is personally guaranteed by the Company’s majority shareholders. (See Note 7 of Notes to Financial Statements)

The Company has a loan outstanding for $19,919 at March 31, 2007, payable to the majority shareholders Joan and Paul Katzeff in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996. (See Note 7 and Note 11 of Notes to Financial Statements)

At March 31, 2007, the Company had total borrowings of $490,351 including $320,089 owing to the Savings Bank of Mendocino. This compares to total borrowings of $510,532 as of December 31, 2006, including $327,117 outstanding to the Savings Bank of Mendocino.

For long-term debt, see Note 7 and Note 11 of the Notes to Financial Statements. For operating leases, see Note 9 of the Notes to Financial Statements. For real estate leases, see Note 10 and Note 11 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$490,351	$121,877	$359,904	$8,570	$—
Operating Leases	48,830	31,544	15,307	1,979	—
Real Estate Leases	1,184,088	152,988	311,490	306,810	412,800

Total Cash Obligations	$1,723,269	$306,409	$686,701	$317,359	$412,800

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

RELATED PARTY TRANSACTIONS

From time to time, the Company enters into various transactions with its majority shareholders, Paul and Joan Katzeff. See note “11—Related Party Transactions” in the Notes to the Financial Statements.

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

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s Disclosure controls over financial reporting during the first quarter of 2007 that have materially affected or are reasonably likely to affect the Company’s internal controls over financial reporting.

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

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Paul Katzeff Paul Katzeff	Chief Executive Officer	May 15, 2007

/s/ Joan Katzeff Joan Katzeff	President	May 15, 2007

/s/ Sam Kraynek Sam Kraynek	Chief Financial Officer	May 15, 2007