Form 10QSB
period 2007-06-30
THANKSGIVING COFFEE CO INC
filed 2007-08-14
CIK 949852

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of August 14, 2007, there were 1,236,744 shares outstanding of common stock of the issuer.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

THANKSGIVING COFFEE COMPANY, INC.

Financial Statements

and Notes to Financial Statements

Thanksgiving Coffee Company, Inc.

For the Six Months Ended June 30, 2007 and 2006

Thanksgiving Coffee Company, Inc.

Balance Sheets

	June 30, 2007 (Unaudited)	December 31, 2006

Assets
Current assets
Cash	$53,538	$76,974
Accounts receivable, net of allowance	208,423	253,209
Inventories	312,577	370,205
Prepaid expenses	19,985	30,856
Deferred tax asset	—	—

Total current assets	594,523	731,244

Property and equipment
Property and equipment	2,769,624	2,760,812
Accumulated depreciation	(2,339,824)	(2,271,747)

Total property and equipment	429,800	489,065

Other assets
Deposits and other assets	16,249	18,151
Goodwill	130,406	130,406
Other intangibles, net of amortization	18,788	21,696
Deferred tax asset	—	—

Total other assets	165,443	170,253

Total assets	$1,189,766	$1,390,562

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Balance Sheets

	June 30, 2007 (Unaudited)	December 31, 2006

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$255,763	$469,786
Notes payable - bank	46,872	48,872
Notes payable - other	9,418	9,418
Note Payable - shareholders	43,019	19,919
Capital lease obligations	41,935	43,296
Accrued liabilities	66,002	73,048

Total current liabilities	463,009	664,339

Long term debt
Notes payable - bank	264,051	278,245
Notes payable - shareholder	48,000	—
Notes payable - other	18,795	23,401
Capital lease obligations	67,667	87,381

Total long term debt	398,513	389,027

Total liabilities	861,522	1,053,366

Shareholders' equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and oustanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(558,172)	(549,220)

Total shareholders' equity	328,244	337,196

Total liabilities and shareholders' equity	$1,189,766	$1,390,562

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Operations

Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Income
Net sales	$1,126,787	$1,117,582	$2,254,521	$2,243,114
Cost of sales	628,464	634,093	1,296,354	1,332,484

Gross profit	498,323	483,489	958,167	910,630

Operating expenses
Selling, general and administrative expenses	410,114	505,425	884,085	1,041,362
Depreciation and amortization	29,174	37,502	61,751	68,224

Total operating expenses	439,288	542,927	945,836	1,109,586

Operating profit (loss)	59,035	(59,438)	12,331	(198,956)

Other expense
Miscellaneous income (expense)	(3,935)	1,373	3,222	(738)
Interest expense	(11,541)	(13,311)	(23,704)	(25,644)

Total other expense	(15,476)	(11,938)	(20,482)	(26,382)

Profit (loss) before income taxes	43,559	(71,376)	(8,151)	(225,338)
Income tax expense	—	—	(800)	(800)

Net profit (loss)	$43,559	$(71,376)	$(8,951)	$(226,138)

Profit (loss) per share (basic)	$0.035	$(0.058)	$0.007	$(0.182)

Profit (loss) per share (dilutive)	$0.035	$(0.058)	$0.007	$(0.182)

Weighted average number of shares	1,236,744	1,236,744	1,236,744	1,236,744

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

Unaudited

	For the Six Months June 30,
	2007	2006
Operating activities
Net loss	$(8,951)	$(226,138)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	71,442	76,851
Allowance for bad debts	2,847	(3,391)
(Increase) decrease in:
Accounts receivable	46,007	58,806
Inventories	57,628	88,364
Prepaid expenses	10,871	11,423
Deposits and other assets	1,900	(846)
Increase (decrease) in:
Accounts payable	(142,923)	12,237
Accrued liabilities	(7,046)	(11,320)

Net provided by operating activities	31,775	5,986

Investing activities
Purchases of property and equipment	(13,335)	(98,519)
Proceeds from sale of equipment/disposal	—	—

Net cash (used in) investing activities	(13,335)	(98,519)

Financing activities
Proceeds from notes payable and capital leases	—	79,353
Repayments of notes payable and capital leases	(41,876)	(50,454)

Net cash provided by (used in) financing activities	(41,876)	28,899

Decrease in cash	(23,436)	(63,634)
Cash at beginning of period	76,974	113,385

Cash at end of period	$53,538	$49,751

Thanksgiving Coffee Company, Inc.

Statement of Cash Flows

Unaudited

(continued)

Supplemental Non-Cash Transactions:

Exchange of accounts payable for a note payable from a related party was $73,100 at June 30, 2007 and $0 at June 30, 2006.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

(References to June 30, 2007 are unaudited)

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

The interim financial information in this Form 10-QSB reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of results to be expected for the full year.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their financial statements. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and report revenues and its major customers. See Note 12.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

(References to June 30, 2007 are unaudited)

2. Accounts Receivable

Accounts receivable consist of the following:

	6/30/2007	12/31/2006
Accounts receivable	$213,498	$261,130
Less: allowance for doubtful accounts	(5,075)	(7,921)

Net accounts receivable	$208,423	$253,209

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense (recovery) for the three months ended June 30, 2007 and 2006 was $ 0 for both periods.

3. Inventories

Inventories consist of the following:

	6/30/2007	12/31/2006
Coffee
Unroasted	$66,307	$98,260
Roasted	78,070	81,755
Tea	4,514	5,296
Packaging, supplies and other merchandise held for sale	163,686	184,894

Total inventories	$312,577	$370,205

4. Property and Equipment

Property and equipment consist of the following:

	6/30/2007	12/31/2006
Equipment	$1,395,338	$1,392,820
Furniture and fixtures	264,690	263,113
Leasehold improvements	461,830	461,830
Transportation equipment	174,512	169,795
Marketing equipment	166,162	166,162
Capitalized website development costs	14,076	14,076
Property held under capital leases	293,016	293,016

Total property and equipment	2,769,624	2,760,812
Accumulated depreciation	(2,339,824)	(2,271,747)

Property and equipment, net	$429,800	$489,065

Depreciation expense for the six months ended June 30, 2007 and 2006 was $68,533 and $71,924 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

(References to June 30, 2007 are unaudited)

5. Goodwill and Other Intangible Assets

As part of the adoption of Statement of Financial Accounting Standards (FASB) No. 142, Goodwill and Other Tangible Assets as of January 1, 2002, the Company no longer amortizes goodwill. At December 31, 2006 the Company performed a test of impairment on goodwill that resulted in a write down of approximately $41,000 in the value as of December 31, 2006, and is included in goodwill value as of June 30, 2007.

Intangible assets subject to amortization consist of the following:

	6/30/2007	12/31/2006
Leasehold value	$67,000	$67,000
Trademarks	5,127	5,127

Total intangible assets	72,127	72,127
Accumulated amortization	(53,339)	(50,431)

Other intangibles, net of amortization	$18,788	$21,696

Amortization expense for the six months ended June 30, 2007 and 2006 was $2,908 and $4,927 respectively.

6. Deposits and Other Assets

Included in Deposits and Other Assets are artwork that was developed for the labels for the tea program and long-term deposits.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

(References to June 30, 2007 are unaudited)

7. Long Term Debt

Notes Payable

	6/30/2007	12/31/2006
Note payable to Savings Bank of Mendocino, payable in monthly installments of $4,307 plus interest at 3% over prime rate beginning January 1, 2006 (11% at June 30, 2007), final payment is due on December 1, 2009. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company's majority shareholders.	$292,923	$307,117

Line of credit to Savings Bank of Mendocino, payable in monthly installments of interest only at 3% over prime rate beginning January 1, 2006 (11% at June 30, 2007). The note payable for the line of credit is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company's majority shareholders. The line is for a maximum of $25,000 and $18,000 has been used as of June 30, 2007.	18,000	20,000

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of $2,000 with interest at 12% paid monthly due July 15, 2009.	71,100	—

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996.	19,919	19,919

Note payable to Mercedes-Benz, payable in monthly installments of $691, including interest at 6.99%, collateralized by a vehicle, final payment due on September 24, 2009.	17,229	20,705

Note payable to Chrysler Financing, payable in monthly installments of $329, including interest at 15.492%, collateralized by a vehicle, final payment due on January 24, 2011.	10,984	12,114

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

(References to June 30, 2007 are unaudited)

Capital Lease Obligations

	6/30/2007	12/31/2006
Note payable to Manifest Leasing, payable in monthly installments of $444, including interest at 12.203%, collateralized by equipment, final payment due on March 1, 2007.	—	1,040

Note payable to G.E. Capital, payable in monthly installments of $1,355, including interest at 16.78%, collateralized by equipment, final payment due on March 1, 2009.	24,501	30,284

Note payable to Avaya Financial Services, payable in monthly installments of $824, including interest at 5.855%, collateralized by equipment, final payment due on August 1, 2009.	20,080	24,365

Note payable to Axis Capital, payable in monthly installments of $709, including interest at 15.473%, collateralized by store fixtures, final payment due September 14, 2009.	15,582	18,499

Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $462, including interest at 14.237%, collateralized by equipment, final payment due on May 22, 2009.	9,249	11,277

Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $522, including interest at 17.172%, collateralized by equipment, final payment due on June 1, 2010.	15,173	16,956

Note payable to Marlin Leasing payable in monthly installments of $428, including interest at 18.00%, collateralized by equipment, final payment due on October 1, 2010.	12,222	13,666

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

(References to June 30, 2007 are unaudited)

7. Long Term Debt (continued)

Capital Lease Obligations

	6/30/2007	12/31/2006
Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $533, including interest at 22.24%, collateralized by equipment, final payment due on January 10, 2010.	$12,793	$14,590

	539,757	510,532
Less current portion	(141,244)	(121,505)

Long term portion of notes payable	$398,513	$389,027

Interest paid for the six months ended June 30, 2007 and 2006 was $23,704 and $25,644, respectively.

As of March 31, 2007, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Years Ending December 31,
2007	$141,244
2008	106,508
2009	266,807
2010	24,873
2011	325
Thereafter	—

$539,757

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

8. Income Taxes

Deferred income taxes arise form temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist of the benefit from net operating loss (NOL) carryforwards and temporary differences. The net operating loss carryforwards expire in various years through 2026. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operation loss carryforwards. Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

(References to June 30, 2007 are unaudited)

8. Income Taxes (continued)

Period Ending	Estimated NOL Carryforward less temporary differences	NOL Expires	Benefit From NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
June 30, 2007
Federal	290,210	2017	43,532	(43,532)	(43,532)	—
	128,576	2018	19,286	(19,286)	(19,286)	—
	96,867	2023	14,530	(14,530)	(14,530)	—
	49,714	2024	7,457	(7,457)	(7,457)	—
	18,755	2025	2,813	(2,813)	(2,813)	—
	135,234	2026	20,285	(20,285)	(20,285)	—

	719,356		107,903	(107,903)	(107,903)	—

State	49,041	2013	4,335	(4,335)	(4,335)	—
	70,686	2015	6,249	(6,249)	(6,249)	—
	149,935	2016	13,254	(13,254)	(13,254)	—

	269,662		23,838	(23,838)	(23,838)	—

The change in deferred tax and the related allowance from December 31, 2006 to June 30, 2007 was $38,184, principally due to the use of a 15% tax rate for federal income tax rates for the current period. The Company determined that 15% was a more accurate tax rate for future usage of net operating loss carryforwards.

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

Tax (benefit) at Federal statutory rate	(15.00)%
State tax (benefit) net of Federal benefit	(7.50)%
Temporary Differences	63.19%
Valuation allowance	(30.88)%

Tax Provision (benefit)	9.81%

Income taxes paid for the six months ended June 30, 2007 and the year ended December 31, 2006 were $800 and $800, respectively.

9. Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancelable operating leases with terms ranging from three to five years.

As of June 30, 2007, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

Years Ending December 31,
2007	31,544
2008	9,853
2009	5,454
2010	1,979
—

$48,830

Total operating lease payments for the six months ended June 30, 2007 and 2006 were $22,761 and $28,572 respectively.

10. Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The ten-year lease term ends May 31, 2015. Rental expense under the lease for the six months ended June 30, 2007 and 2006 was $51,600 in both years.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

(References to June 30, 2007 are unaudited)

10. Long Term Leases (continued)

The Company also leases a bakery establishment in Mendocino, California and warehouse premises in Santa Rosa, California under operating leases expiring September 30, 2011 and January 31, 2007, respectively. The Company terminated the lease for the Santa Rosa facility when it expired in January of 2007. Rental expense under these operating leases for the three months ended June 30, 2007 and 2006 was $25,068 and $34,357 respectively.

As of June 30, 2007, minimum future rental payments under noncancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years ending December 31,
2007	$152,988
2008	154,470
2009	157,020
2010	159,690
2011	147,120
Thereafter	412,800

$1,184,088

11. Related Party Transactions

As of June 30, 2007, the Company has an interest only note payable, due on demand and a principal and interest note payable due on July 15, 2009 to Paul and Joan Katzeff (the Company’s majority shareholders). The Company also leases properties from its majority shareholders.

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the six months ended June 30, 2007, is as follows:

Interest payments	$1,315
Rent payments	$34,400
Principal payments	$2,000

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

(References to June 30, 2007 are unaudited)

12. Information on Business Segments (continued)

Selected financial data by business segment

	6/30/2007	6/30/2006

Net Sales
Specialty Coffee	$1,993,447	$2,017,998
Bakery	285,245	247,084

Total	$2,278,692	$2,265,082

Intersegment Sales
Specialty Coffee	$24,171	$21,968

Total Sales	$2,254,521	$2,243,114

Operating Income/(Loss)
Specialty Coffee	$43,140	$(153,540)
Bakery	(30,809)	(45,416)

Total	$12,331	$(198,956)

Depreciation and Amortization
Specialty Coffee	$55,030	$59,723
Bakery	6,722	8,501

Total	$61,751	$68,224

Interest Expense
Specialty Coffee	$23,704	$25,644
Bakery	—	0

Total	$23,704	$25,644

	6/30/2007	12/31/2006
Assets
Specialty Coffee	$945,768	$1,138,160
Bakery	243,998	252,402

Total	$1,189,766	$1,390,562

Fixed Assets
Specialty Coffee	$365,112	$417,657
Bakery	64,688	71,408

Total	$429,800	$489,065

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

The Company has a revolving line of credit for $25,000 of which $18,000 is currently outstanding and a term debt facility of $292,923 with the Savings Bank of Mendocino. The term debt is a five-year note due December 1, 2009 and the line of credit is renewed annually. If the credit line should not be renewed, the stability of the Company’s business would be in question. “See Liquidity and Capital Resources.”

Results of Operations

Three months ended June 30, 2007 versus June 30, 2006

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$9,205.8%
Cost of Sales	$(5,629)	.9%
Gross Margin	.9%	2.1%
Selling, G&A Expense	$(95,311)	(18.9)%
Depreciation And Amortization	$(8,328)	(22.2)%
Interest Expense	$(1,770)	(13.3)%
Net Income(Loss)	$114,935	—

Consolidated net sales for the three months ended June 30, 2007 were $1,126,787, up .8% or $9,205 when compared with net sales of $1,117,582 for the same period in fiscal 2006.

Distribution revenues (e.g., revenues generated on our own truck distribution) were down $13,000, or 3% for the three months ended June 30, 2007 when compared with the same period in fiscal 2006. A customer in the bay area discontinued it use of the Company’s product at the end of the first quarter.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) for the three months ended June 30, 2007 were flat when compared to sales for the same period in 2006. The drop in volume from a national chain has been offset by gains with an existing distributor in southern California and several new customers.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) increased nearly $23,000 or 29%, for the three months ended June 30, 2007 when compared to the same period in 2006. The increase in mail order and the cornucopia program is a result of continued promotion of the online store and additional partners for the non-profits in the cornucopia program.

Sales for the Company bakery were flat for the three months ended June 30, 2007 when compared to the same period in 2006.

Consolidated cost of sales for the three months ended June 30, 2007 were $628,464, down .9% or over $5,600 when compared with the cost of sales of $634,093 for the same period in 2006. This decrease is a result of slightly lower medical and workers compensation insurance and wages.

Consolidated gross margin (gross profit as a percentage of net sales) for the three months ended June 30, 2007 was 44.2%, an increase of 2.1% when compared with gross margin of 43.3% for the same period in 2006. The increase in gross margin was a result of improved sales as a percentage of total sales of the mail order and cornucopia sales methods which have a higher margin than the other sales methods.

Consolidated selling, general and administrative expenses were $410,114 for the three months ended June 30, 2007, a decrease of nearly 19% or over $95,000 when compared with the selling, general and administrative expenses of $505,425 for the same period in 2006. The decrease was due to a $55,000 drop in wages, payroll taxes and benefits through a reduction in personnel and hours worked and the President and CEO reduced their salary, a $15,000 reduction in fees by a certifying agency, a $10,000 reduction in commissions by an elimination of a broker, $5,000 reduction in shareholder expense by performing shareholder relations tasks by Company staff instead of an outside consultant, a $5,000 reduction in travel expense and a decline of $5,000 in promotion expense.

Depreciation and amortization expenses for the three months ended June 30, 2007 were $29,174, a 22.2% decrease, or $8,328, when compared to depreciation and amortization expenses of $37,502 for the same period in fiscal 2006. The decrease was a result of minor purchases of fixed assets and the elimination of depreciation on fully depreciated assets.

Interest expense for the three months ended June 30, 2007 was $11,541, a 13.3% decrease, or $1,770 from interest expense of $13,311 for the same period in 2006. The decrease in interest expense is a result of lower debt for the three month period ending June 30, 2007, although at June 15, 2007 a non-interest bearing payable was converted to an interest-bearing term debt resulting in higher debt at June 30, 2007. Total debt is $539,757 at June 30, 2007 versus $510,532 for the same period in 2006. If the accounts payable were not converted, debt would have been $468,657. (See Liquidity and Capital Resources section)

As a result of the foregoing factors, the Company had a consolidated net profit of $43,559 for the three months ended June 30, 2007, compared to a consolidated net loss of $71,376 for the same period in 2006. Because of the decline in volume in the past and the higher cost of green beans, there can be no assurances that the Company will be profitable in any future period.

Six months ended June 30, 2007 versus June 30, 2006

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$11,407.5%
Cost of Sales	(36,130)	(2.7)%
Gross Margin %	1.9%	4.7%
Selling, G&A Expense	(157,277)	(15.1)%
Depreciation And Amortization	(6,473)	(9.5)%
Interest Expense	(1,940)	(7.6)%
Net Income (Loss)	(217,187)	—%

Consolidated net sales for the six months ended June 30, 2007 were $2,254,521, up .5%, or over $11,000 when compared with net sales of $2,243,114 for the same period in fiscal 2006.

Distribution revenues (e.g., revenues generated on our own truck distribution) were $20,000, or down 2% for the six month period ended June 30, 2007, when compared with distribution sales for the same period in fiscal 2006. The Company lost a large account in the bay area in February of 2007.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were down $20,000, or 3% for the six months ended June 30, 2007 when compared to national sales for the same period in 2006. The decrease was a result of a loss of business to a national chain that did not accept a price increase.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) increased over $30,000, or 12% for the six months ended June 30, 2007 when compared to mail order sales for the same period in 2006. Increases of the Company’s Ugandan “Mirembe” coffee through the cornucopia program (non-profit organizations that use the Company’s coffee for fund-raising purposes) and several specials promoted on the Company’s mail order and web store business has improved performance of this method of distribution.

Sales of the Company bakery were up over $25,000 for the six months ended June 30, 2007 when compared to bakery sales for the same period in 2006. The bakery was closed over three weeks in late February and early March of 2006 to repair and replace the floor of the facility. The bakery has not been closed in 2007.

Although sales for the quarter have improved slightly over the previous year, there can be no assurances that sales will increase in any other period in the future.

Consolidated cost of sales for the six months ended June 30, 2007 were $1,296,354, down 2.7%, or approximately $36,000 when compared with the cost of sales of $1,332,484 for the same period in 2006. This decrease was a result of an increase in green bean costs offset by lower wages, benefits, medical and general insurance.

Consolidated gross margin percentage (gross profit as a percentage of net sales) for the six months ended June 30, 2007 was 42.5%, up 4.7 % when compared with gross margin of 40.6% for the same period in 2006. The increase in gross margin was a result of improved sales as a percentage of total sales of the mail order and cornucopia sales methods which have a higher margin than the other sales methods and the loss of a national account that would not accept a price increase. This account had very low margins.

Consolidated selling, general and administrative expenses were $884,085 for the six months ended June 30, 2007, a decrease of 15.1% or more than $157,000 when compared with the selling, general and administrative expenses of $1,041,362 for the same period in 2006. The decrease was a result of nearly $80,000 decrease in payroll expenses through a reduction in personnel and hours worked and salary cuts, a $10,000 reduction in shareholder expense by performing shareholder relations tasks by Company staff rather than an outside consultant, a $15,000 reduction in travel expenses, a $20,000 reduction in commissions by the elimination of a broker and a $30,000 decrease in fees by certifying agencies.

Depreciation and amortization expenses for the six months ended June 30, 2007 were $61,751, a 9.5% decrease, or over $6,000, when compared to depreciation and amortization expenses of $68,224 for the same period in fiscal 2006. The decrease in depreciation expense was a result of fewer purchases of fixed assets during the year.

Interest expense for the six months ended June 30, 2007 was $23,704, a 7.6% decrease from interest of $25,644 for the same period in 2006. Total debt is $539,757 at June 30, 2007 versus $510,532 for the same period in 2006.

As a result of the foregoing factors, the Company had a consolidated net loss of $8,951 for the six months ended June 30, 2007, compared to a loss of $226,138 for the same period in 2006. Because of the past sales declines and the increase in the cost of green beans, there can be no assurances that the Company will be profitable in future periods.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, the Company had working capital of $131,514 versus working capital of $66,905 as of December 31, 2006. The increase in working capital is due primarily to a substantial decrease in accounts payable of over $142,000. The payable decline is a result of settling a dispute with a certifying agency for $30,000, paying down older payables of nearly $40,000 and converting amounts due for rent payable in arrears to the majority shareholders of $73,100 from a current payable to a term debt. From time to time, beginning in May 2006, the majority shareholders, who lease the main office, production and warehouse facilities to the Company, had accepted the deferment of the rent for the facility when the Company did not have sufficient cash on hand to make the payment. The amount in the term debt represents approximately eight months rent. The current rent is being paid on a timely basis.

Net cash provided by operating activities was $31,775 for the six months ended June 30, 2007 compared to net cash provided by operating activities for the six months ended June 30, 2006 of $5,986. The increase in net provided by operating activities in the six months of 2007 was the result of the reducing payables and the operating loss when compared to the same period in 2006.

Cash used in investing activities was $13,335 for the six months ended June 30, 2007 compared to 98,519 used in the same period in 2006. Capital additions for the first six months of 2007 were $4,000 for a transmission of a delivery truck and $2,000 for new brewers, $3000 for a new fixture and $2,000 for production equipment.

Net cash used in financing activities for the six months ended June 30, 2007 was $41,876 compared to net cash provided by financing activities of $28,899 during the same period in 2006. The Company did not borrow any new amounts for financing operations. It did convert an accounts payable liability to a term debt of the majority shareholders.

Because of the payment of accounts payable and repayment of debt, cash at June 30, 2007 is over $23,000 lower than the cash balance at January 1, 2007 and slightly higher than cash at June 30, 2006.

In November 2004, the Company secured a term note with the Savings Bank of Mendocino. This note is amortized over ten years and is payable in five years with a balloon payment on December 1, 2009 at 3% over prime rate. The rate was 11% at June 30, 2007. The note is collateralized by the Company’s accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. This note is personally guaranteed by the Company’s majority shareholders. As of June 30, 2007 the balance on the note is $292,923 (See Note 7 of Notes to the Financial Statements)

The Company also has a $25,000 line of credit with the Savings Bank of Mendocino. The credit line is interest only payments renewable annually at 3% over the prime rate. Prime rate was 11% at June 30, 2007 with an outstanding balance on the line of $18,000. The credit line is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. The line of credit is personally guaranteed by the Company’s majority shareholders. (See Note 7 of Notes to Financial Statements)

The Company has an interest only loan outstanding for $19,919 and an interest and principal loan outstanding for $71,100 at June 30, 2007, payable to the majority shareholders Joan and Paul Katzeff . The interest only loan is at 12%, with balance due on demand after June 30, 1996. The principal and interest loan is at 12% payable in monthly installments of $2,000 plus interest with the balance due on July 2009. (See Note 7 and Note 11 of Notes to Financial Statements)

At June 30, 2007, the Company had total borrowings of $539,757 including $310,923 owing to the Savings Bank of Mendocino. This compares to total borrowings of $510,532 as of December 31, 2006, including $327,117 outstanding to the Savings Bank of Mendocino.

For long-term debt, see Note 7 and Note 11 of the Notes to Financial Statements. For operating leases, see Note 9 of the Notes to Financial Statements. For real estate leases, see Note 10 and Note 11 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$539,757	$141,244	$373,315	$25,198	$—
Operating Leases	48,830	31,544	15,307	1,979	—
Real Estate Leases	1,184,088	152,988	311,490	306,810	412,800
Total Cash Obligations	$1,772,675	$325,776	$700,112	$333,987	$412,800

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

RELATED PARTY TRANSACTIONS

From time to time, the Company enters into various transactions with its majority shareholders, Paul and Joan Katzeff. See note “11 — Related Party Transactions” in the Notes to the Financial Statements.

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

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s Disclosure controls over financial reporting during the second quarter of 2007 that have materially affected or are reasonably likely to affect the Company’s internal controls over financial reporting.

Part II – Other Information

ITEM 1.	LEGAL PROCEEDINGS

- None -

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

- None -

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

- None -

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- None -

ITEM 5.	OTHER INFORMATION

- None -

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8- K

a.	Exhibits

10.15 Promissory Note issued by the Company to Joan and Paul Katzeff dated as of June 15, 2007.

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

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Paul Katzeff	Chief Executive Officer	August 14, 2007
Paul Katzeff

/s/ Joan Katzeff	President	August 14, 2007
Joan Katzeff

/s/ Sam Kraynek	Chief Financial Officer	August 14, 2007
Sam Kraynek