Form 10QSB
period 2007-09-30
THANKSGIVING COFFEE CO INC
filed 2007-11-14
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes   ☒    No  ☐

As of November 12, 2007, there were 1,236,744 shares outstanding of common stock of the issuer.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Transitional Small Business Disclosure Format (check one):

Yes  ☐    No  ☒

THANKSGIVING COFFEE COMPANY, INC.

INDEX

PART I. FINANCIAL INFORMATION

Financial Statements

and Notes to Financial Statements

Thanksgiving Coffee Company, Inc.

For the Nine Months Ended September 30, 2007 and 2006

Thanksgiving Coffee Company, Inc.

Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash	$54,947	$76,974
Accounts receivable, net of allowance	221,445	253,209
Inventories	326,491	370,205
Prepaid expenses	28,277	30,856
Deferred tax asset	—	—

Total current assets	631,160	731,244
Property and equipment
Property and equipment	2,728,801	2,760,812
Accumulated depreciation	(2,324,512)	(2,271,747)

Total property and equipment	404,289	489,065
Other assets
Deposits and other assets	16,140	18,151
Goodwill	130,406	130,406
Other intangibles, net of amortization	17,333	21,696
Deferred tax asset	—	—

Total other assets	163,879	170,253

Total assets	$1,199,328	$1,390,562

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$279,293	$469,786
Notes payable - bank	38,574	48,872
Notes payable - other	10,065	9,418
Note payable - shareholders	43,919	19,919
Capital lease obligations	46,688	43,296
Accrued liabilities	42,059	73,048

Total current liabilities	460,598	664,339
Long term debt
Notes payable - bank	255,045	278,245
Notes payable - shareholder	41,100	—
Notes payable - other	15,768	23,401
Capital lease obligations	52,252	87,381

Total long term debt	364,165	389,027

Total liabilities	824,763	1,053,366
Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and oustanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(511,851)	(549,220)

Total shareholders’ equity	374,565	337,196

Total liabilities and shareholders’ equity	$1,199,328	$1,390,562

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Operations

Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Income
Net sales	$1,175,290	$1,150,108	$3,429,811	$3,393,222
Cost of sales	686,962	666,336	1,983,316	1,998,820

Gross profit	488,328	483,772	1,446,495	1,394,402
Operating expenses
Selling, general and administrative expenses	397,987	473,457	1,282,072	1,514,819
Depreciation and amortization	32,859	33,377	94,610	101,601

Total operating expenses	430,846	506,834	1,376,682	1,616,420

Operating profit/ (loss)	57,482	(23,062)	69,813	(222,018)
Other expense
Miscellaneous income/ (expense)	906	3,884	4,128	3,145
Gain/(loss) on sale of equipment		1,399		1,399
Interest expense	(12,067)	(19,029)	(35,771)	(44,673)

Total other expense	(11,161)	(13,746)	(31,643)	(40,129)

Profit/ (loss) before income taxes	46,321	(36,808)	38,170	(262,147)
Income tax expense	—	—	(800)	(800)

Net profit/ (loss)	$46,321	$(36,808)	$37,370	$(262,947)

Profit/ (loss) per share (basic)	$0.037	$(0.030)	$0.030	$(0.213)

Profit/ (loss) per share (dilutive)	$0.037	$(0.030)	$0.030	$(0.213)

Weighted Average number of shares	1,236,744	1,236,744	1,236,744	1,236,744

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

Unaudited

	For the Nine Months September 30,
	2007	2006
Operating activities
Net income/(loss)	$37,370	$(262,947)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	105,300	101,601
Allowance for bad debts	2,847	(1,355)
(Gain) loss on disposition of equipment		1,399
(Increase) decrease in:
Accounts receivable	31,764	51,068
Inventories	43,714	83,998
Prepaid expenses	2,579	434
Deposits and other assets	2,654	15,981
Increase (decrease) in:
Accounts payable	(117,393)	49,504
Accrued liabilities	(30,989)	(42,682)

Net provided by (used in) operating activities	77,846	(2,999)
Investing activities
Purchases of property and equipment	(19,652)	(102,515)
Proceeds from sale of equipment/disposal	—	1,500

Net cash (used in) investing activities	(19,652)	(101,015)
Financing activities
Proceeds from notes payable and capital leases	—	79,353
Payments of notes receivable	—	10,074
Repayments of notes payable and capital leases	(80,221)	(80,623)

Net cash provided by (used in) financing activities	(80,221)	8,804
Decrease in cash	(22,027)	(95,210)
Cash at beginning of period	76,974	113,385

Cash at end of period	$54,947	$18,175

Supplemental Non-Cash Transactions:

Exchange of accounts payable for a note payable from a related party was $73,100 at September 30, 2007 and $0 at September 30, 2006

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

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

The interim financial information in this Form 10-QSB reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of results to be expected for the full year.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

2.	Accounts Receivable

Accounts receivable consist of the following:

	9/30/2007	12/31/2006
Accounts receivable	$226,956	$261,130
Less: allowance for doubtful accounts	(5,511)	(7,921)

Net accounts receivable	$221,445	$253,209

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense (recovery) for the nine months ended September 30, 2007 and 2006 was $ 0 for both periods.

3.	Inventories

Inventories consist of the following:

	9/30/2007	12/31/2006
Coffee
Unroasted	$85,653	$98,260
Roasted	81,218	81,755
Tea	3,572	5,296
Packaging, supplies and other merchandise held for sale	156,048	184,894

Total inventories	$326,491	$370,205

4.	Property and Equipment

Property and equipment consist of the following:

	9/30/2007	12/31/2006
Equipment	$1,352,093	$1,392,820
Furniture and fixtures	266,240	263,113
Leasehold improvements	462,702	461,830
Transportation equipment	174,512	169,795
Marketing equipment	166,162	166,162
Capitalized website development costs	14,076	14,076
Property held under capital leases	293,016	293,016

Total property and equipment	2,728,801	2,760,812
Accumulated depreciation	(2,324,512)	(2,271,747)

Property and equipment, net	$404,289	$489,065

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $100,937 and $95,220 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

5.	Goodwill and Other Intangible Assets

As part of the adoption of Statement of Financial Accounting Standards (FASB) No. 142, Goodwill and Other Tangible Assets as of January 1, 2002, the Company no longer amortizes goodwill. At December 31, 2006 the Company performed a test of impairment on goodwill that resulted in a write down of approximately $41,000 in the value as of December 31, 2006, and is included in goodwill value as of September 30, 2007.

Intangible assets subject to amortization consist of the following:

	9/30/2007	12/31/2006
Leasehold value	$67,000	$67,000
Trademarks	5,127	5,127

Total intangible assets	72,127	72,127
Accumulated amortization	(54,794)	(50,431)

Other intangibles, net of amortization	$17,333	$21,696

Amortization expense for the nine months ended September 30, 2007 and 2006 was $4,362 and $6,381 respectively.

6.	Deposits and Other Assets

Included in Deposits and Other Assets are artwork that was developed for the labels for the tea program and long-term deposits.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7.	Long Term Debt

Notes Payable

	9/30/2007	12/31/2006
Note payable to Savings Bank of Mendocino, payable in monthly installments of $4,307 plus interest at 3% over prime rate beginning January 1, 2005 (11.25% at September 30, 2007), final payment is due on December 1, 2009. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders.	$285,619	$307,117

Line of credit to Savings Bank of Mendocino, payable in monthly installments of interest only at 3% over prime rate beginning January 1, 2006 (11.25% at September 30, 2007). The note payable for the line of credit is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders. The line is for a maximum of $25,000 and $8,000 has been used as of September 30, 2007.	8,000	20,000

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of $2,000 with interest at 12% paid monthly due July 15, 2009.	65,100	—

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996.	19,919	19,919

Note payable to Mercedes-Benz, payable in monthly installments of $691, including interest at 6.99%, collateralized by a vehicle, final payment due on September 24, 2009.	15,445	20,705

Note payable to Chrysler Financing, payable in monthly installments of $329, including interest at 15.492%, collateralized by a vehicle, final payment due on January 24, 2011	10,388	12,114

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

Capital Lease Obligations

	9/30/2007	12/31/2006
Note payable to Manifest Leasing, payable in monthly installments of $444, including interest at 12.203%, collateralized by equipment, final payment due on March 1, 2007.	—	1,040

Note payable to G.E. Capital, payable in monthly installments of $1,355, including interest at 16.78%, collateralized by equipment, final payment due on March 1, 2009.	21,423	30,284

Note payable to Avaya Financial Services, payable in monthly installments of $824, including interest at 5.855%, collateralized by equipment, final payment due on August 1, 2009.	17,891	24,365

Note payable to Axis Capital, payable in monthly installments of $709, including interest at 15.473%, collateralized by store fixtures, final payment due September 14, 2009.	14,037	18,499

Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $462, including interest at 14.237%, collateralized by equipment, final payment due on May 22, 2009.	8,180	11,277

Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $522, including interest at 17.172%, collateralized by equipment, final payment due on June 1, 2010.	14,129	16,956

Note payable to Marlin Leasing payable in monthly installments of $428, including interest at 18.00%, collateralized by equipment, final payment due on October 1, 2010.	11,453	13,666

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7.	Long Term Debt (continued)

Capital Lease Obligations (continued)

	9/30/2007	12/31/2006
Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $533, including interest at 22.24%, collateralized by equipment, final payment due on January 10, 2010.	$11,827	$14,590

	503,411	510,532
Less current portion	(139,246)	(121,505)

Long term portion of notes payable	$364,165	$389,027

Interest paid for the nine months ended September 30, 2007 and 2006 was $35,771 and $44,673, respectively.

As of September 30, 2007, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Years Ending December 31,
2007	$56,461
2008	113,875
2009	314,065
2010	18,685
2011	325
Thereafter	—

$503,411

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

8.	Income Taxes

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

8.	Income Taxes (continued)

Period Ending	Estimated NOL Carryforward less temporary differences	NOL Expires	Benefit From NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
September 30, 2007
Federal	189,307	2017	28,396	(28,396)	(28,396)	—
	128,576	2018	19,286	(19,286)	(19,286)	—
	96,867	2023	14,530	(14,530)	(14,530)	—
	49,714	2024	7,457	(7,457)	(7,457)	—
	18,755	2025	2,813	(2,813)	(2,813)	—
	135,234	2026	20,285	(20,285)	(20,285)	—

	618,453		92,768	(92,768)	(92,768)	—

State	29,506	2015	2,608	(2,608)	(2,608)	—
	149,935	2016	13,254	(13,254)	(13,254)	—
	—		—	—	—	—

	179,441		15,863	(15,863)	(15,863)	—

The change in deferred tax and the related allowance from December 31, 2006 to September 30, 2007 was $38,184, principally due to the use of a 15% tax rate for federal income tax rates for the current period. The Company determined that 15% was a more accurate tax rate for future usage of net operating loss carryforwards.

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Tax (benefit) at Federal statutory rate	(15.00)%
State tax (benefit) net of Federal benefit	(7.50)%
Non-taxable differences	(12.32)
Temporary Differences	(8.22)%
Valuation allowance	45.14%

Tax Provision (benefit)	2.10%

Income taxes paid for the nine months ended September 30, 2007 and the year ended December 31, 2006 were $800 and $800, respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

9.	Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancelable operating leases with terms ranging from three to five years.

As of September 30, 2007, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

Years Ending December 31,
2007	11,380
2008	9,853
2009	5,454
2010	1,979
—

$28,666

Total operating lease payments for the nine months ended September 30, 2007 and 2006 were $34,141 and $44,046 respectively.

10.	Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The ten-year lease term ends May 31, 2015. Rental expense under the lease for the nine months ended September 30, 2007 and 2006 was $77,400 in both years.

The Company also leases a bakery establishment in Mendocino, California and warehouse premises in Santa Rosa, California under operating leases expiring September 30, 2011 and January 31, 2007, respectively. The Company terminated the lease for the Santa Rosa facility when it expired in January of 2007. Rental expense under these operating leases for the nine months ended September 30, 2007 and 2006 was $37,128 and $43,002 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

As of September 30, 2007, minimum future rental payments under noncancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

10.	Long term Leases (continued)

Years ending December 31,
2007	$38,937
2008	154,470
2009	158,400
2010	161,070
2011	148,155
Thereafter	412,800

$1,073,832

11.	Related Party Transactions

As of September 30, 2007, the Company has an interest only note payable, due on demand and a principal and interest note payable due on July 15, 2009 to Paul and Joan Katzeff (the Company’s majority shareholders). The Company also leases properties from its majority shareholders.

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the nine months ended September 30, 2007, is as follows:

Interest payments	$3,354
Rent payments	$60,200
Principal payments	$8,000

The Company’s majority shareholders’ also guarantee certain notes payable of the Company (See Note 7).

12.	Information on Business Segments

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

Selected financial data by business segment

	9/30/2007	9/30/2006
Net Sales
Specialty Coffee	$3,002,156	$2,984,531
Bakery	466,281	444,763

Total	$3,468,437	$3,429,294

Intersegment Sales
Specialty Coffee	$38,626	$36,072

Total Sales	$3,429,811	$3,393,222

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

12.	Information on Business Segments (continued)

	9/30/2007	9/30/2006
Operating Income/(Loss)
Specialty Coffee	$100,514	$(189,656)
Bakery	(31,507)	(32,362)

Total	$69,006	$(222,018)

Depreciation and Amortization
Specialty Coffee	$81,522	$88,389
Bakery	13,088	13,212

Total	$94,610	$101,601

Interest Expense
Specialty Coffee	$35,771	$44,673
Bakery	—	—

Total	$35,771	$44,673

	9/30/2007	12/31/2006
Assets
Specialty Coffee	$960,849	$1,138,160
Bakery	238,479	252,402

Total	$1,199,328	$1,390,562

Fixed Assets - Net
Specialty Coffee	$341,478	$417,657
Bakery	62,812	71,408

Total	$404,290	$489,065

THANKSGIVING COFFEE COMPANY, INC.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company has a revolving line of credit for $25,000 of which $8,000 is currently outstanding and a term debt facility of $285,619 with the Savings Bank of Mendocino. The term debt is a five-year note due December 1, 2009 and the line of credit is renewed annually. If the credit line should not be renewed, the stability of the Company’s business would be in question. “See Liquidity and Capital Resources.”

Results of Operations

Three months ended September 30, 2007 versus September 30, 2006

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$25,182	2.2%
Cost of Sales	$20,626	3.1%
Gross Margin	(.5)%	(1.2)%
Selling, G&A Expense	$(75,470)	(15.9)%
Depreciation And Amortization	(518)	(1.6)%
Interest Expense	$(6,962)	(36.6)%
Net Income (Loss)	$83,129	—

Consolidated net sales for the three months ended September 30, 2007 were $1,175,290, up 2.2% or $25,182 when compared with net sales of $1,150,108 for the same period in fiscal 2006.

Distribution revenues (e.g., revenues generated on our own truck distribution) were down $5,000, or 1% for the three months ended September 30, 2007 when compared with the same period in fiscal 2006. One foodservice account in the bay area discontinued use of the Company’s products.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) for the three months ended September 30, 2007 were up $30,000 or 8% when compared to sales for the same period in 2006. The drop in volume from a national chain has been offset by gains with an existing distributor in southern California and several new customers.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) increased nearly $16,000 or 14%, for the three months ended September 30, 2007 when compared to the same period in 2006. The increase in mail order and the cornucopia program is a result of continued promotion of the online store and additional partners for the non-profits in the cornucopia program.

Sales for the Company bakery were down $16,000, or 8% for the three months ended September 30, 2007 when compared to the same period in 2006. Volume dropped because of lower customer counts.

Consolidated cost of sales for the three months ended September 30, 2007 were $686,962, up 3.1% or over $20,000 when compared with the cost of sales of $666,336 for the same period in 2006. This increase is a result of higher costs for green beans and higher sales.

Consolidated gross margin (gross profit as a percentage of net sales) for the three months ended September 30, 2007 was 41.6%, a decrease of .5% when compared with gross margin of 42.1% for the same period in 2006. The decrease in gross margin percentage is a result of higher green bean costs this year compared to the same period last year. Average per pound cost for the three month period ending September 2007 was $2.06 versus a per pound price of $1.89 for the same period in 2006 or an increase of $28,000.

Consolidated selling, general and administrative expenses were $397,987 for the three months ended September 30, 2007, a decrease of nearly 15.9% or over $75,000 when compared with the selling, general and administrative expenses of $473,457 for the same period in 2006. The decrease was due to a $45,000 drop in wages, payroll taxes and benefits through a reduction in personnel and hours worked and a reduction in salary for the President and CEO, a $15,000 reduction in fees by a certifying agency, $7,500 reduction in shareholder expense by performing shareholder relations tasks by Company staff instead of an outside consultant and a $5,000 reduction in distribution expenses by an elimination of another route.

Depreciation and amortization expenses for the three months ended September 30, 2007 were $32,859, a 1.6% decrease, or more than $500, when compared to depreciation and amortization expenses of $33,377 for the same period in fiscal 2006. Additions for the three months ended September 30, 2007 were $3,000 for brewing equipment and $3,000 for computer equipment.

Interest expense for the three months ended September 30, 2007 was $12,067, a 36.6% decrease, or nearly $7,000 from interest expense of $19,029 for the same period in 2006. The decrease in interest expense is a result of lower debt for the three month period ending September 30, 2007 compared to the same period in 2006. Total debt is $503,411 at September 30, 2007 versus $510,532 for December 31, 2006. Interest rates are slightly lower because of fewer capitalized leases at September 30, 2007 compared to the same period last year. Capitalized leases have higher interest rates than the term debt (See Liquidity and Capital Resources section).

As a result of the foregoing factors, the Company had a consolidated net profit of $46,321 for the three months ended September 30, 2007, compared to a consolidated net loss of $36,808 for the same period in 2006. Because of the decline in volume in the past and the higher cost of green beans, there can be no assurances that the Company will be profitable in any future period.

Nine months ended September 30, 2007 versus September 30, 2006

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$36,589	1.1%
Cost of Sales	(15,504)	(.8)%
Gross Margin %	1.1%	2.7%
Selling, G&A Expense	(232,747)	(15.4)%
Depreciation And Amortization	(6,991)	(6.9)%
Interest Expense	(8,902)	(19.9)%
Net Income (Loss)	300,317	—

Consolidated net sales for the nine months ended September 30, 2007 were $3,492,811, up 1.1%, or over $36,000 when compared with net sales of $3,393,222 for the same period in fiscal 2006.

Distribution revenues (e.g., revenues generated on our own truck distribution) were down $60,000, or 6% for the nine month period ended September 30, 2007, when compared with distribution sales for the same period in fiscal 2006. The Company lost two foodservice accounts in the bay area during the year and a large chain has discontinued the Company’s product placement when their stores are remodeled.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were up $20,000, or 2% for the nine months ended September 30, 2007 when compared to national sales for the same period in 2006. The increase was a result of growth from the southern California distributor and several new accounts added during this period.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) increased over $70,000, or 20% for the nine months ended September 30, 2007 when compared to mail order sales for the same period in 2006. Increases of the Company’s Ugandan “Mirembe” coffee through the cornucopia program (non-profit organizations that use the Company’s coffee for fund-raising purposes) and several specials promoted on the Company’s mail order and web store business has improved performance of this method of distribution.

Sales of the Company bakery were up over $10,000, or 2% for the nine months ended September 30, 2007 when compared to bakery sales for the same period in 2006.

Consolidated cost of sales for the nine months ended September 30, 2007 were $1,983,316 down .8%, or over $15,500 when compared with the cost of sales of $1,998,820 for the same period in 2006. This decrease was a result of an increase in green bean costs offset by slightly lower wages, benefits, medical and general insurance.

Consolidated gross margin percentage (gross profit as a percentage of net sales) for the nine months ended September 30, 2007 was 42.2%, up 1.1 % when compared with gross margin of 41.1% for the same period in 2006. The increase in gross margin was a result of improved sales as a percentage of total sales of the mail order and cornucopia sales methods which have a higher margin than the other sales methods and the loss of a national account that would not accept a price increase. This account had very low margins.

Consolidated selling, general and administrative expenses were $1,282,075 for the nine months ended September 30, 2007, a decrease of 15.4% or nearly $233,000 when compared with the selling, general and administrative expenses of $1,514,819 for the same period in 2006. The decrease was a result of nearly $133,000 decrease in payroll expenses through a reduction in personnel and hours worked and salary cuts including salary reduction of the President and CEO, a $17,000 reduction in shareholder expense by performing shareholder relations tasks by Company staff rather than an outside consultant, a $15,000 reduction in certification fees from two different certifying agencies, a $15,000 reduction in travel and entertainment, a $10,000 reduction in expenses because of an elimination of another route, a $20,000 reduction in legal fees, an $8,000 decrease in rental expense with the closing of the maintenance warehouse and a $5,000 reduction in lease expense as two leases expired.

Depreciation and amortization expenses for the nine months ended September 30, 2007 were $94,610, a 6.9% decrease, or nearly $7,000, when compared to depreciation and amortization expenses of $101,601 for the same period in fiscal 2006. The decrease in depreciation expense was a result of fewer purchases of fixed assets during the year.

Interest expense for the nine months ended September 30, 2007 was $35,771, a 19.9% decrease, or nearly $9,000 compared to interest expense of $44,673 for the same period in 2006. Total debt is $503,411 at September 30, 2007 versus $524,324 for the same period in 2006.

As a result of the foregoing factors, the Company had a consolidated net profit of $37,370 for the nine months ended September 30, 2007, compared to a loss of $262,947 for the same period in 2006. Because of the past sales declines and the increase in the cost of green beans, there can be no assurances that the Company will be profitable in future period.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, the Company had working capital of $170,562 versus working capital of $66,905 as of December 31, 2006. The increase in working capital is due primarily to a substantial decrease in accounts payable of over $190,000. The payable decline is a result of settling a dispute with a certifying agency for $30,000, paying down older payables of nearly $80,000 and converting amounts due for rent payable in arrears to the majority shareholders of $73,100 from a current payable to a term debt. From time to time, beginning in May 2006, the majority shareholders, who lease the main office, production and warehouse facilities to the Company, had accepted the deferment of the rent for the facility when the Company did not have sufficient cash on hand to make the payment. The amount in the term debt as of September 30, 2007 represents approximately 7.5 months rent. The current rent is being paid on a timely basis.

Net cash provided by operating activities was $77,846 for the nine months ended September 30, 2007 compared to net cash used in operating activities for the nine months ended September 30, 2006 of $2,999. The increase in cash provided by operating activities in the nine months of 2007 was the result of profit generated by the Company compared to a substantial loss the prior year and a reduction of receivables and inventories offset by a reduction of payables when compared to the same period in 2006.

Cash used in investing activities was $19,652 for the nine months ended September 30, 2007 compared to $101,015 used in the same period in 2006. Capital additions for the first nine months of 2007 were $4,000 for a transmission of a delivery truck, $6,000 for new brewers, $3000 for a new in-store fixture, $3,000 for computer equipment and $3,000 for production equipment.

Net cash used in financing activities for the nine months ended September 30, 2007 was $80,221 compared to net cash provided by financing activities of $8,804 during the same period in 2006. The Company did not borrow any new amounts for financing operations. It did convert an accounts payable liability to a term debt of the majority shareholders as noted above.

Because of the profitability and the reduction of inventories and receivables and the reduction of capital equipment offset by the payment of accounts payable and repayment of debt, cash at September 30, 2007 is over $22,000 lower than the cash balance at January 1, 2007 and over $36,000 higher than cash at September 30, 2006.

In November 2004, the Company secured a term note with the Savings Bank of Mendocino. This note is amortized over ten years and is payable in five years with a balloon payment on December 1, 2009 at 3% over prime rate. The rate was 11.25% at September 30, 2007. The note is collateralized by the Company’s accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. This note is personally guaranteed by the Company’s majority shareholders. As of September 30, 2007 the balance on the note is $285,619 (See Note 7 of Notes to the Financial Statements)

The Company also has a $25,000 line of credit with the Savings Bank of Mendocino. The credit line is interest only payments renewable annually at 3% over the prime rate. Prime rate was 11.25% at September 30, 2007 with an outstanding balance on the line of $8,000. The credit line is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. The line of credit is personally guaranteed by the Company’s majority shareholders. (See Note 7 of Notes to Financial Statements)

The Company has an interest only loan outstanding for $19,919 and an interest and principal loan outstanding for $65,100 at September 30, 2007, payable to the majority shareholders Joan and Paul Katzeff . The interest only loan is at 12%, with balance due on demand after June 30, 1996. The principal and interest loan is at 12% payable in monthly installments of $2,000 plus interest with the balance due on July 2009. (See Note 7 and Note 11 of Notes to Financial Statements)

At June 30, 2007, the Company had total borrowings of $503,411 including $293,619 owing to the Savings Bank of Mendocino. This compares to total borrowings of $510,532 as of December 31, 2006, including $327,117 outstanding to the Savings Bank of Mendocino.

For long-term debt, see Note 7 and Note 11 of the Notes to Financial Statements. For operating leases, see Note 9 of the Notes to Financial Statements. For real estate leases, see Note 10 and Note 11 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$503,411	$56,461	$427,940	$19,010	$—
Operating Leases	28,666	11,380	15,307	1,979	—
Real Estate Leases	1,073,832	38,937	312,870	309,225	412,800
Total Cash Obligations	$1,605,909	$106,778	$756,117	$330,214	$412,800

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s Disclosure controls over financial reporting during the third quarter of 2007 that have materially affected or are reasonably likely to affect the Company’s internal controls over financial reporting.

Part II – Other Information

ITEM 1.	LEGAL PROCEEDINGS

-None-

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

- None –

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

- None –

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting held in Mendocino at 10:00 A. M. on Friday, September 28, 2007, the Company submitted for a vote of security holders the election of three directors and ratification of the Company’s independent public accountants Schumacher & Associates, Inc. Below is a summary of the results:

Proposal No. 1: Election of three directors

Name	Shares for	Against/Withheld	Abstain
Paul Katzeff	982,450	0	0
Joan Katzeff	982,450	0	0
Nicholas Hoskyns	982,450	0	0

Proposal No. 2: Ratification of Schumacher & Associates, Inc. Certified Public Accountants as independent public accountants for the Company

Name	Shares for	Against/Withheld	Abstain
Schumacher & Associates, Inc	982,450	0	0

ITEM 5.	OTHER INFORMATION

- None –

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (President)

31.3	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (President).

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

b.	No reports filed on Form 8-K

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Paul Katzeff Paul Katzeff	Chief Executive Officer	November 14, 2007

/s/ Joan Katzeff Joan Katzeff	President	November 14, 2007

/s/ Sam Kraynek Sam Kraynek	Chief Financial Officer	November 14, 2007