Form 10KSB
period 2007-12-31
THANKSGIVING COFFEE CO INC
filed 2008-03-31
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from              to

Commission File No. 33-960-70-LA

THANKSGIVING COFFEE COMPANY, INC.

(Name of small business issuer in its charter)

California	94-2823626
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

19100 South Harbor Drive

Fort Bragg, California 95437

(Address of principal executive offices)(Zip Code)

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

STATE ISSUER’S REVENUES FOR ITS MOST RECENT FISCAL YEAR: $4,666,354

The Company’s stock is generally illiquid and there have been few trades in recent years. There have been three trades in the Company’s Common Stock since 1999. In June 2004, 750 shares were traded at $4.50 per share. In December 2005, 400 shares were traded at $2.00 per share. See “Part II, Item 5, Market for Common Equity and Related Stockholder Matters.” The aggregate market value of common equity held by non-affiliates as of March 26, 2008, using the December 2005 trading price, was $517,348.

As of March 26, 2008, there were 1,236,744 shares outstanding of common stock of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PART I

ITEM 1 BUSINESS

FORWARD LOOKING INFORMATION

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of The Securities Act and Section 21E of The Securities Exchange Act of 1934. Forward-looking statements reflect management’s beliefs, objectives and expectations as of the date of this Form 10-KSB and are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “estimate,” “aim,” “target” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Achievement of the expressed beliefs, objectives and expectations is subject to certain risks and uncertainties that could cause actual results to differ materially from the expressed beliefs, objectives and expectations. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green coffee beans (especially organic and Fair Trade certified coffee products and beans), continuing competition within our markets, variances from budgeted sales mix and growth rate, consumer acceptance of the Company’s products, inability to secure adequate capital to fund our operating expenses and working capital requirements, inability to sell our bakery, inability to increase prices for our products, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement our sales goals, natural disasters, civil unrest in countries which produce coffee and tea, weather and other risks identified herein. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this 10-KSB.

GENERAL

For over thirty-five years, Thanksgiving Coffee Company, Inc. (the “Company”) has purchased and roasted high quality coffee beans and marketed them to the specialty coffee market.

The Company was incorporated as a California corporation on May 10, 1982. Prior to that time, the Company operated as a partnership. In October 1996, the Company completed its public offering of shares of Common Stock.

The Company buys green coffee beans through six main importers and retails over 100 varieties of its coffee and tea through its own distribution system and through outside distributors in the Northern California market. In other parts of the nation, the Company distributes its products either directly to retailers or through brokers and distributors. The Company also markets directly to consumers through both print and electronic media. It publishes flyers that feature most of the Company’s coffee and tea products, in addition to complementary products and accessories of third parties. The same product offerings are made on the Company’s Internet web site. The Company also markets its coffee and tea products in its retail bakery (the “Bakery”), located in Mendocino, California.

As of March 26, 2008, 1,306 non-affiliated shareholders held shares of the Company’s Common Stock, representing approximately 20.2% of the outstanding shares.

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

TEA. The Company’s Royal Gardens Tea Company division currently offers twenty traditional teas from South Africa, China, India, Sri Lanka and Japan. In prior years, the Company offered bagged tea as well as loose leaf tea. In 2007, the Company began deemphasizing tea and now sells only loose leaf tea.

COMPLEMENTARY PRODUCTS. The Company sells a wide variety of coffee and tea products and accessories, such as coffee makers, grinders, thermal carafes, books, T- shirts, mugs, CD’s and chocolate covered espresso beans.

The Company sells its coffees and teas through a multi-channel distribution network consisting of wholesale distribution operations, the Bakery and direct marketing operations. The Company offers complementary products through all of these channels of distribution. Complementary products are purchased from third party vendors on an as-needed basis and resold to its customers. The Company generally provides its wholesale customers with brewing, grinding and related equipment (leased from third party leasing companies) and product displays (designed and manufactured by the Company) at no charge if predetermined sales volumes are reached.

Of the total fiscal 2007 revenues of $4,666,354, 85% was from roasted coffee, 13.2% was from the Bakery, 1.5% was from complementary products, and 0.3% was from tea products.

COFFEE INDUSTRY

Total sales of coffee in the United States are expected to grow by a compounded rate of 6.9% from 2005 to 2010, reaching $48.2 billion by 2010, according to the U.S. Market for Coffee and Ready-to-Drink Coffee, a report from market research publisher Packaged Facts. The National Coffee Association of U S A, Inc. reports that coffee now surpasses soft drinks as the most popular beverage after water. Daily coffee drinking, according to their study, is up for the fourth year in a row with consumption by younger drinkers dominating the increases.

According to the Specialty Coffee Association of America, the United States specialty coffee retail sales exceeded $12.27 billion in 2006 (the latest data available), an 11% increase over 2005. The National Coffee Association reported in 2006 that eighty percent of Americans drink coffee – 53% every day versus 49% in the prior year. The same study projected that regular coffee consumption would grow 7% annually for the next three years, while sales of specialty drinks such as lattes and cappuccinos would grow at a 15% annual rate. The operating units have increased to 23,900 in 2006 compared with 21,400 in the prior year, according to the Specialty Coffee Association data. The Specialty Coffee Association says in addition to expanding the marketplace for coffee, many locations have added a number of new products which increased sales volume in the summer time, a historically slack period for selling coffee.

Organic coffee and tea sales have also shown strong growth. As recently as 2004, sales doubled to over $124 million according to Spins Inc., a San Francisco-based research firm Northern California is the leading area in per capita consumption of organic products according to Spins, Inc. Total nation-wide sales of organic products rose 22.1% in 2006 to reach $16.9 billion according to findings from the Organic Trade Association’s 2007 Manufacturer survey of All Things Organic, which equates to three percent of all retail sales of food and beverages. Sixty-six percent of all shoppers have tried organic food. This trend has spurred a new trend in supermarkets. Whole Foods, a well-known purveyor of organic food, began with one store in 1980 and has grown to approximately 180 locations. A number of grocery chain stores have expanded existing store space for organic items and some, such as Dominic’s in Chicago, have began to create all new stores with the organic concept like Whole Foods. Safeway, one of the largest chains in the country, has developed a private label brand called “O,” a house brand for all of their organic products, which differentiate their organic products from the rest of their private label program.

In the 1970’s, when Thanksgiving Coffee began to roast, there were less than 100 roasters in the country, with the large roasters accounting for nearly all of the coffees consumed. Today, there are over 1,200 specialty coffee roasters, each segmenting and fragmenting the market, adapting to a wide variety of niche markets. Many specialty retailers focus on their ability to provide a wide range of coffee origins, freshly roasted in the appropriate style to meet the specific needs of local and regional markets.

According to a survey of Lifestyles of Health and Sustainability Consumer Trends Database by the Natural Marketing Institute, 60% of U.S. adults would more likely purchase products of companies that are mindful of the impact their product has on the environment and society. In the study, 57% of the consumers are more loyal to companies that are socially responsible and 52% say they would recommend these companies’ food products to their friends. More that 38% of the respondents say they would pay more to buy these companies’ products. In a book titled “The Better World Shopping Guide,” a consumer guide written by Ellis Jones, Thanksgiving Coffee Company is listed as an “A+” producer because of its environmental and socially responsible practices and is listed as a “Corporate Hero” in the coffee segment of the book.

As a backlash to free trade, Fair Trade has gained the attention of consumers in this country. TransFair USA, a certification agency, states that $208 million worth of Fair Trade coffee has been certified. Although still a small percentage of the total coffee market, sales of Fair Trade-certified coffee have tripled in the past three years and constitute a growing segment of the gourmet coffee market. Today, Fair Trade coffee is roasted by 280 U.S. companies and sold at thousands of retail outlets. Dunkin Donuts is rolling out a Fair Trade espresso line of drinks. Even the largest specialty coffee company in the United States offers a fair trade coffee during specified periods of the month.

MARKETING STRATEGY

The Company’s sales and marketing efforts are currently organized in four different sales methods:

1. Wholesale, direct delivery - This sales method includes customers in northern California counties contiguous to the Company’s plant in Fort Bragg, California, and is serviced by Company trucks and/or outside distributors. The Company owns or leases trucks and delivers coffee within a radius of less than 100 miles from Fort Bragg. Because of the cost of operating its own fleet, the Company has reduced its own fleet in favor of using distributors in those areas formerly serviced directly by the Company. Over the past several years, total Company routes have declined from nine to three. Outside distributors have continued to service these routes.

2. Wholesale, delivery by other means - This sales method includes accounts that are serviced by UPS or other common carriers. Delivery is made to over 500 accounts that span all 50 states of the United States. The sales represented by these deliveries are made by the Company directly, via broker or by a distributor.

3. Direct Marketing - This sales method includes accounts serviced through the Company’s catalogue or online programs. The Company no longer advertises tea in its catalogues or Internet store but will accept direct orders upon customer request.

4. Retail - This sales method consists of servicing the consumer through the Company’s Bakery. However, the Company is currently pursuing the sale of the Bakery, as it has been for the past several years.

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

ENVIRONMENTAL SENSITIVITY

Song Bird Coffee During fiscal 1997, the Company developed an exclusive arrangement with the American Birding Association, one of America’s most active and prestigious birding membership associations, to market Song Bird Coffee™ to the marketplace. This strategy was predicated on the fact that migratory bird populations are in decline due to loss of habitat, which results from the clearing of shade tree canopy to allow coffee to grow in the sun. The Smithsonian Migratory Bird Center’s landmark 1996 study reported that as many as 60% of the migratory bird population of North America had disappeared since 1972, and that this disappearance could be traced to the reduction of forest habitat in Central and South America caused by “technification” of coffee agriculture. This alliance has provided alternative venues for the Company to reach bird lovers in bird stores and home and garden centers as well as by traditional venues of supermarkets and serving locations.

The Company believes that its relationship with the American Birding Association and its marketing of Song Bird Coffee have distinguished the Company’s role and image in the marketplace. Song Bird Coffee sales represented 6% of the Company’s packaged and bulk roasted coffee sales in fiscal 1997 and grew to 14% in fiscal 2002, 2003, 2004 and 2005. In 2006, Song Bird coffee sales fell as a percentage of total sales to 11%, and remained at that level for 2007, in part due to the growth in sales of other products, especially Fair Trade certified coffee.

Cornucopia Coffee In the third quarter of fiscal 2002, after working with a marketing group, the Company began promoting its coffee products to non-profit organizations to raise funds by selling the Company’s coffee to their constituencies through the Company’s mail order division. The products offered are shade grown, fair-traded and organically grown coffees and are packaged with either Company controlled labels or, if the size of the organization warrants, custom labels. Organizations receive a share of the proceeds for each bag of coffee their members purchase from the Company. Most are sold on a subscription basis where the individual purchases their coffee needs throughout the year. The program is available for consumers and for foodservice locations. The program has been named the Cornucopia Coffee subscription program.

Campesino Estate Coffee During the first quarter of 2004, the Company began to sell products from its Campesino Estate Coffee program, through which the Company offers coffee purchased directly from individual small-scale family farmers directly to the customers who drink the coffee. This product includes packaging that has the story of the farm and its linked partner coop. The green beans are kept separate at every stage of processing, including harvesting, milling, roasting, marketing and distributing. In this way, the Company hopes to redefine fair trade to a single farm origin and to increase the educational potential and to develop the issues of economic justice and ecological responsibility for the consumer. This program makes cup quality and grower familiarity the foundation of the Company’s efforts to achieve a socially oriented market. Additionally, it illustrates the educational potential of personalized fair trade, as well as the capacity of ‘relationship coffee’ to improve coffee quality by capitalizing on the advantages of long-term relationships between growers and roasters. It is the culmination of over 20 years work with Nicaraguan grower cooperatives.

While the cost of compliance with environmental regulations the Company is required by law to observe is not material to the Company, because the Company generally conducts its business with greater attention to environmental issues than is required, the Company believes its cost of operations and the cost of its products are higher than would be required to meet only the minimum legal requirements. There are no assurances that any of the Company’s programs will be successful and increase its sales, revenue or profitability.

SOCIAL RESPONSIBILITY

It has been the philosophy of the Company to not only provide an excellent cup of quality coffee but also to procure, roast, package and market its products in a manner that is fair to all of its customers and suppliers. The Company’s motto, “Not Just a Cup, but a Just Cup,”™ reflects the Company’s commitment to local coffee growers in developing nations.

Fair Trade Coffee Since 2000, the Company has worked in partnership with TransFair USA, and has adopted a fair trade label that distinguishes the Company’s Fair Trade certified product from its other offerings. The fair trade certification program was born in Europe in recognition of the need for small farmers to receive a fair price for their crop to enhance their economic viability. The green coffee market generally takes into consideration only the supply and demand in establishing price. It does not recognize the farmers’ cost factors and the need for a return for the small farmer to survive.

In addition to providing a floor price, which, as of December 31, 2007 was $0.10 per pound above the coffee commodity price of the New York Commodity Exchange for the cost of coffee, the TransFair USA program works only with democratically-run cooperatives which are the recipients and disbursers of the additional funds. With this program, the layers of middlemen are cut, so that the cooperative is generally dealing directly with a green coffee broker or the roaster itself. The cooperative also provides a source of low cost credit for farmers who cannot generally get bank credit because of the risks in their business. In addition, most of these farmers grow their coffee in the shade of taller forest canopies, providing habitat for songbirds.

The Company believes that this niche provides a potential opportunity for growth. The Company provides educational programs, tastings and brochures to familiarize the public with the fair trade theme. Sales of Fair Trade certified coffee for 2007 and 2006 were $355,000, an increase from $315,000 in 2005. The Company’s sales of Fair Trade certified coffee in 2006 and 2007 were more than 400% of sales in 2000, when the Company introduced the products.

Rwanda Coffee The Company entered into an exclusive arrangement with the Dian Fossey Gorilla Fund International and the Dukunde Kawa Coop in 2004 to combine the elements of environmental sensitivity by preventing poaching of the last remaining mountain gorillas and promoting economic sustainability to the Rwandan coffee farmer and produced a product called Gorilla Fund Coffee. This multifaceted task was accomplished by paying Fair Trade pricing to the coop and donating between 50 cents and $2.00, depending on distribution method, to the Dian Fossey Gorilla Fund International. The Company believes that sales of the Gorilla Fund Coffee help ensure a fair price to farmers, reduce pressure on the forest’s resources, support health and education advances in Rwanda and help the Dian Fossey Gorilla Fund International operate projects intended to save the mountain gorillas. The Company believes that this is an excellent collaboration between producers and consumers, punctuated by an equitable distribution of the value of raw coffee as it is converted to a value-added beverage. Sales were $60,000 in 2004, $65,000 in 2005, $82,000 in 2006 and $105,000 in 2007. The Rwandan coffee has become a staple in many of the Company’s blends. The Company believes this project has increased awareness of Rwandan coffee in this country, and the largest specialty coffee roaster along with many other roasters have begun offering Rwandan coffees in their lines.

Peace Coffee In 2005, the Company began working with a cooperative in Uganda called Mirembe Kawomera or “delicious peace” coffee. The cooperative is a group of 400 of small scale farmers and their families growing high quality arabica coffee on the slopes of Mt. Elgon in Mbale, Uganda. They are made up of Jewish, Christian and Muslim faiths all working together to promote peace and harmony while harvesting high quality fair-trade certified coffee. The Company has been visiting synagogues, churches and mosques to promote the Mirembe Kawomera coffee. Sales for the products in 2005 were $32,000, $108,000 in 2006 and $186,000 in 2007.

Because of the Company’s work with the Mirembe Kawomera Cooperative, the Company and the Cooperative have received the prestigious “Dr. Jean Mayer Global Citizenship Award” in March 2008 from the Tufts University Institute for Global Leadership. The award was given for the efforts of alleviating poverty, creating accountable and sustainable trade practices, encouraging peace and promoting interfaith harmony. Former recipients of the award include Archbishop Desmond Tutu of South Africa.

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

The Company also competes with other eco-friendly coffee companies such as Equal Exchange, Counter Culture, Café Mam, and other coffee companies that have environmental coffees in their lines, such as Green Mountain and Boyd’s.

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

OTHER MATTERS

The Company has been pursuing the sale of its Bakery for several years because the Company does not deem it a fit with its wholesale operations. However, the Bakery is a major retailer of the Company’s coffee in Mendocino and the Company intends to continue to operate the business until it can find a buyer who will agree to continue to use the Company’s coffee products exclusively after the sale. There is no guarantee that the Company will be able to sell the Bakery on terms acceptable to the Company or at all.

CUSTOMERS

In fiscal 2007, one customer accounted for 14.4% of the Company’s revenue. The account has purchased from the Company since 1992. The account has serving locations and is a distributor of the Company’s product. A loss of this account or any other large account, or a significant reduction in sales to any of the Company’s principal customers, could have an adverse impact on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

INTELLECTUAL PROPERTY

The Company holds various federal registrations in the United States for the following trademarks and service marks: THANKSGIVING COFFEE COMPANY, ROYAL GARDENS TEA COMPANY, PONY EXPRESS, TIME BANDITS, GRAND SLAM COFFEE, “Not Just a Cup…But a Just Cup,” “Many Beans are Picked, Few are Chosen,” MAYAN HARVEST, INCA HARVEST, and END THE EMBARGO. From time to time, these federal trademark and service mark registrations must be renewed. The Company does not hold any patents.

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

EMPLOYEES

As of December 31, 2007, the Company had thirty-one full-time employees and fifteen part-time employees for a total of forty-six employees. None of the Company’s employees is covered by a collective bargaining agreement. The Company has never suffered a work stoppage due to adverse labor relations with its employees. The Company believes that it maintains good relations with its employees.

ITEM 2 PROPERTY

The executive offices of the Company occupy approximately 14,500 square feet at 19100 South Harbor Drive, Fort Bragg, California 95437, which address also includes a warehouse and the capacity for manufacturing operations. The Company leases an additional 1,626 square feet of storage space on the Fort Bragg waterfront. These facilities are currently being leased under a ten year lease signed on November 1, 2005 at a rate of approximately $8,600 per month from Joan and Paul Katzeff, who are founders, principal shareholders, officers and directors of the Company. The lease rate has not increased in more than 10 years, and the Company believes this lease represents a rate and terms at least as favorable to the Company as an arms-length rate and arms-length terms for comparable space in the Fort Bragg area. See Item 12 “Certain Relationships and Related Party Transactions” and “Audited Financial Statements, Notes to Financial Statements, Note 10 and Note 11.

The Bakery, located at 10438 Lansing Street in Mendocino, California, is approximately 1,617 square feet and is leased from an unaffiliated third party. The Company currently pays rent of approximately $4,379 per month for the Bakery pursuant to a lease that expires September 30, 2011.

Through the end of 2006, the Company leased a 1,100 square foot facility in Santa Rosa, CA for $948 per month for the purpose of repairing the brewers and grinders that it lends to foodservice accounts. The Company did not renew this lease when it expired on January 31, 2007. The Company is outsourcing most of its repair work to local brewer repair companies.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Trades in the Company’s Common Stock are made through Mutual Securities, Inc., (“Mutual Securities”) in Ukiah, California, an order matching service. No established trading market exists for the Company’s Common Stock. The Company’s Common Stock is not listed on any exchange.

The Company’s stock is generally illiquid and there have been very few trades in recent years. In June 2004, one trade was made for 750 shares at $4.50 per share. In December 2005, 400 shares were traded at $2.00 per share. These transactions were individually negotiated between the buyer and seller through Mutual Securities as intermediary. In October 2007, the Company’s CEO, Director and majority shareholder, Paul Katzeff, purchased a stock certificate representing 70 shares of the Company’s stock for $147.28 directly from a shareholder. The stock certificate had been offered for sale as artwork in a classified advertisement posted on Craig’s List, an online network. While the Company recognizes Mr. Katzeff as the owner of these shares, it does not believe that this transaction establishes a market price for shares of the Company’s Common Stock.

The Company has neither declared nor paid any cash dividend since its inception. The Company intends to retain all earnings for use in its business and therefore does not anticipate paying any cash dividends in the near future.

As of December 31, 2007, there were 1,306 holders of record of the Company’s Common Stock.

ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with the Company’s audited financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

SUMMARY

Sales by the Company have continued to erode over the last five years, primarily due to declines in the direct distribution sales made by Company truck. Additional competition, customers that have gone out of business, and customers that have begun roasting coffee beans for their own use have all had a negative impact on the Company’s sales. The Company has tried a number of strategies that have not proven effective in abating these declines. In 2004, it began changing its method of distribution to rely less on direct distribution by

Company owned or leased trucks and instead to use independent distributors or shipping direct (via UPS or other common carrier). This change did result in a reduction in expenses. Although the Company was profitable in 2007, this was a result of a reduction in expenses, including head count and employee hours reductions and salary cuts, and not an increase in volume. If the Company cannot stop the decline in its sales volume, it may not be able to achieve profitability in future years.

The Company pays substantially more to purchase quality organic products and Fair Trade certified coffee than the market price for non-organic, non Fair Trade certified products. During 2007, the Company’s sales mix changed with an increase in higher-margin, direct sales to consumers, resulting in improved margins for the year. However, the world price of coffee has continued to increase and the price of green beans continued to rise in 2007. If the rise in green bean prices should continue as a consequence of inclement weather in a major producing area or any other event that affects coffee pricing, it could have a negative impact on the Company and its margins.

The Company has a revolving line of credit and a term debt facility with the Savings Bank of Mendocino. The term debt is a five-year note due December 1, 2009, and the line of credit is renewed annually. If the credit line should not be renewed, the stability of the Company’s business would be in question. “See Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

2007 Compared to 2006

Consolidated	$ Inc/(Dec)	% Inc/(Dec)
Net Sales	$5,216.1%
Cost of Sales	$(60,168)	(2.3)%
Gross Margin	1.4%	3.3%
Selling, G & A Expense	$(263,918)	(13.3)%
Depreciation and Amortization	$(13,712)	(10.1)%
Other Income/ (Expense)	$(77,916)	(64.0)%
Pretax Income/ (Loss)	$420,930	—%
Net Income/ (Loss)	$521,842	—%

REVENUES Consolidated net sales for the year ended December 31, 2007 were $4,666,354, up .1% or over $5,000 when compared to sales of $4,661,138 for the year ended December 31, 2006.

Distribution revenues (e.g., revenues generated on the Company’s truck distribution) were down nearly 2%, or $65,000 for the twelve months ended December 31, 2007 when compared to the same period in 2006. The Company lost two foodservice accounts in the San Francisco Bay Area and a large chain discontinued the Company’s product placement when their stores are remodeled.

National revenues (e.g., revenues not derived by mail order and direct delivery distribution) were flat for the twelve months ended December 31, 2007 when compared to the same period in 2006. The increased volume from the Company’s southern California distributor was offset by the loss of a national chain that would not accept a price increase from the Company.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) increased 8%, or $60,000 for the twelve months ended December 31, 2007 when compared to the same period in 2006. In addition to the benefit of a full year of the Company’s upgraded web store, the Company developed an ongoing promotional calendar and featured the promotions through a bimonthly newsletter. Also, the Company believes that the awareness of the Mirembe Kowamera program promoted through interfaith groups has brought consumers to the mail order division.

Sales at the Company’s bakery were up $10,000 for the twelve months ended in 2007 when compared to the same period in 2006.

COST OF SALES Consolidated cost of sales for the year ended December 31, 2007 was $2,615,202, a decrease of over $60,000 or 2.3% when compared to cost of sales of $2,675,370 for the year ended December 31, 2006. The decrease was a result of savings in production waste and efficiency of $73,000, a reduction of purchases of goods for resale of $10,000, and lower depreciation of $4,500 offset by higher green bean costs.

GROSS MARGIN Consolidated gross margin (gross profit as a percentage of net sales) for the year ended December 31, 2007 was 44%, an increase of 1.4% when compared to gross margin of 42.6% for the year ended December 31, 2006. The increase was a result of higher sales to wholesale accounts and increased sales to consumers through the Internet and Cornucopia program with higher margins. The Company’s gross margin was also improved by the loss of a national account with low margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE Consolidated selling, general and administrative expenses were $1,725,945, a decline of over $263,000 or 13.3% when compared to selling, general and administrative expense of $1,989,863 for the year ended December 31, 2006. The decrease was a result of nearly $160,000 decrease in payroll expenses through a reduction in personnel and hours worked and salary cuts including salary reduction of the President and CEO, a $22,000 reduction in shareholder expense by performing shareholder relations tasks by Company staff rather than an outside consultant, a $15,000 reduction in certification fees from two different certifying agencies, a $15,000 reduction in travel and entertainment expense, a $20,000 reduction in expenses because of an elimination of another distribution route serviced by a Company truck, a $6,000 reduction in legal fees, and $11,000 decrease in rental expense with the closing of the maintenance warehouse and a $10,000 reduction in lease expense as two equipment leases expired.

DEPRECIATION AND AMORTIZATION Consolidated depreciation and amortization expenses for the year ended December 31, 2007 were $121,843, a decrease of over $13,000, or 10.1% when compared to depreciation and amortization of $135,555 for the year ended December 31, 2006. The decrease was a result of assets being fully depreciated and only minimal additions for the current year.

OTHER INCOME/EXPENSE Consolidated other expense for the year ended December 31, 2007 was $43,742, a decrease of nearly $78,000, or 64% when compared to other expense of $121,658 for the year ended December 31, 2006. The reduction in expense was a result of two factors: one, no unusual charges in 2007, whereas in 2006, the Company recorded charges for impairment of an asset and a reduction in goodwill and, two, a decrease of nearly $7,000 of interest payments due to a reduction of debt.

INCOME TAX EXPENSE Consolidated income tax expense for the year ended December 31, 2007 was $800, a decline of nearly $101,000 when compared to $101,712 recorded as income tax expense for the year ended December 31, 2006. In 2006, the Company paid state tax of $800, but wrote off all deferred taxes because it did not anticipate ever using the tax benefits. In 2007, the Company only paid state taxes of $800 and used loss carryforwards to offset tax liabilities.

NET INCOME/(LOSS) Consolidated net income for the year ended December 31, 2007 was $158,822, an improvement of nearly $522,000 when compared to a net loss of $363,020 for the period ended December 31, 2006. Because of the decline in sales volume and the rise in green bean costs, there can be no assurances that the Company will be profitable in any future periods.

2006 Compared to 2005

Consolidated	$ Inc/(Dec)	% Inc/(Dec)
Net Sales	$(222,483)	(4.6)%
Cost of Sales	$(50,349)	(1.8)%
Gross Margin	(1.6)%	(3.6)%
Selling, G & A Expense	$(67,745)	(3.3)%
Depreciation and Amortization	$(9,085)	(6.3)%
Other Income/ (Expense)	$85,943	240.6%
Pretax Income/ (Loss)	$(181,247)	( —)%
Net Income/ (Loss)	$(300,971)	( —)%

REVENUES. Consolidated net sales for the year ended December 31, 2006 were $4,661,138, down 4.6% or over $222,000 compared to sales of $4,883,621 for the year ended December 31, 2005.

Distribution revenues (e.g. revenues generated on the Company’s truck distribution) were flat for the year ended December 31, 2006 when compared to the same period in 2005.

National revenues (e.g. revenues not derived by mail order and direct truck distribution) were down $65,000 for the year ended December 31, 2006 when compared to the same period in 2005. Sales to a major chain account dropped when the Company would not lower its price to the customer; however, one of their divisions continued to purchase coffee from the Company.

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

DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization expenses for the year ended December 31, 2006 were $135,555, a decrease of over $9,000 or 3.6% when compared to depreciation and amortization of $144,640 for the year ended December 31, 2005. The decrease was a result of a number of assets that were fully depreciated during the year.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of December 31, 2007 was $288,822 as compared to working capital of $66,905 as of December 31, 2006. The increase in working capital is a result of a decrease in payables of nearly $222,000. The payable decline is a result of settling a dispute with a certifying agency for $30,000, paying down older payables of nearly $180,000 and converting amounts due for rent payable in arrears to the majority shareholders of $73,100, from a current payable to a term debt. From time to time beginning in May 2006, the majority shareholders, who lease the main office, production and warehouse facilities to the Company, had accepted the deferment of the rent for the facility when the Company did not have sufficient cash on hand to make the payment. The original principal amount of the term debt represents approximately 5  1/2 month’s rent. In June 2007, the Company resumed paying rent when due.

Cash provided by operating activities was $161,727 for the year ended December 31, 2007, compared to cash provided in operating activities of $96,441 for the same period in 2006. The increase in cash provided by operating activities was a result of net income in 2007 versus a net loss of over $300,000 in 2006 offset by the reduction of payables.

Cash used in investing activities for the year ended December 31, 2007 was $24,424, compared to cash used in investing activities of $117,790 during the same period in 2006. Capital expenditures made during the year included $9,000 for brewers and grinders, $5,000 for store fixtures, $4,000 for a transmission for one of the Company’s delivery vans, $3,000 for computer equipment and $3,000 for production equipment.

Net cash used in financing activities for the year ended December 31, 2007 was $110,242 as compared to net cash used in financing activities for the same period in 2006 of $15,062. The increase in cash used in financing activities was a result of not using outside financing to fund expenditures during 2007.

Cash as of December 31, 2007 was $104,035, an increase of over $27,000 when compared to cash of $76,974 as of the same date in 2006.

In November 2004, the Company secured a term note with the Savings Bank of Mendocino in the original principal amount of $358,000. This note is amortized over ten years and is payable in five years with a balloon payment on December 1, 2009 at 3% over the prime rate. The rate on the note was 10.75% at December 31, 2007. The note is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. This note is personally guaranteed by the Company’s majority shareholders, directors and officers, Paul and Joan Katzeff.

The Company also has a $25,000 line of credit with the Savings Bank of Mendocino. The credit line is interest only and is renewable annually at 3% over the prime rate. The note was renewed by the Savings Bank of Mendocino on January 9, 2008, following an extension of the November 17, 2007 due date. The rate on the line of credit was 10.75% at December 31, 2007. The credit line is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. The line of credit is personally guaranteed by the Company’s majority shareholders. As of December 31, 2007, there was $1,000 borrowed on this line of credit.

The Company’s debt at December 31, 2007 was $469,659 for all term debt and obligations under capital leases, down nearly $41,000 from $510,532 due at December 31, 2006. Of the total, over $134,000 is due in fiscal 2008. Of the total borrowings, $279,352 is due to Savings Bank of Mendocino. See “Audited Financial Statements, Notes to the Financial Statements” Note 7.

The Company has an interest-only note payable outstanding for $19,919 and a principal and interest note payable to the majority shareholders, directors and officers, Joan and Paul Katzeff in the outstanding amount of $59,100 as of December 31, 2007. The interest-only note is at 12% due on demand after June 30, 1996, and is uncollateralized. The principal and interest note is also at 12% payable in monthly installments of $2,000 plus interest with the balance due on July 15, 2009. See “Audited Financial Statements, Notes to the Financial Statements” Note 7.

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

A summary of the Company’s principal contractual obligations and other commitments as of December 31, 2007 is shown in the following table:

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$469,659	$134,791	$334,539	$329	—
Operating Leases	17,286	9,853	7,433	—	—
Real Estate Leases	1,031,100	154,470	316,710	250,320	$309,600
Total Cash Obligations	$1,518,045	$286,454	$671,342	$250,649	$309,600

SEASONALITY AND OTHER FACTORS AFFECTING PERFORMANCE

The Company’s business is seasonal in nature. The seasonal availability of green bean coffee in the first two quarters of the year and increased sales in the last quarter historically create a high use of cash and a build up in inventories in the first two quarters, with a corresponding decrease in inventory and increase in cash in the last quarter. Because of the seasonality of the Company’s business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Furthermore, past seasonal patterns are not necessarily indicative of future results. The Company’s future results of operations and earnings could also be significantly affected by other factors, such as changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green coffee beans, increased competition within the Company’s businesses, variances from budgeted sales mix and growth rate, consumer acceptance of the Company’s new products, inability to secure adequate capital to fund its working capital requirements, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement its business plan, civil unrest in countries that produce coffee and tea, weather and other natural disasters. There can be no assurance that sales will be maintained or increase in future quarters.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 7 FINANCIAL STATEMENTS

Information in response to this item is set forth in the Audited Financial Statements on page F-1 of this report.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 28, 2006, the Company received the resignation of Sallmann, Yang & Alameda as its independent auditor. Thanksgiving Coffee’s decision to change accounting firms was approved by its Board of Directors. Sallmann, Yang & Alameda stated that the reason for their resignation is that they were discontinuing their audits of publicly-held companies. Sallmann, Yang & Alameda’s reports on the Company’s financial statements for the fiscal years ended December 31, 2005 and 2004 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s fiscal years ended December 31, 2005 and 2004 and through November 28, 2006: (i) there were no disagreements between the Company and Sallmann, Yang & Alameda on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Sallmann, Yang & Alameda, would have caused Sallmann, Yang & Alameda to make reference to the subject matter of the disagreements in connection with its reports; and (ii) there were no events of the type described in Item 304(a)(1)(iv)(B) of Regulation S-B. The Company requested that Sallmann, Yang & Alameda furnish it with a letter addressed to the Securities and Exchange Commission stating whether Sallmann, Yang & Alameda agrees with the above statements. A copy of this letter, dated November 30, 2006, is filed as Exhibit 16.1 hereto.

On November 28, 2006, the Company engaged the registered public accounting firm of Schumacher & Associates, Inc. of Denver, CO as its new independent auditor. Prior to engaging Schumacher & Associates, Inc., the Company had not consulted with them during the Company’s fiscal years ending December 31, 2005 and 2004 or the subsequent interim reporting period prior to November 29, 2006, regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that Schumacher & Associates, Inc. might render on the Company’s financial statements.

ITEM 8A(T) CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of the Chief Executive Officer, the President and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, management concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have bee detected.

Changes in internal controls over financial reporting: There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15f under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal controls over financial reporting many not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this evaluation, performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and the Chief Financial Officer, management concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-KSB.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report as not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report in this annual report.

SUBSEQUENT EVENT

On January 9, 2008, the Company executed a Promissory Note in favor of the Savings Bank of Mendocino County. The Promissory Note provides the Company with a $25,000 revolving line of credit permitting interest-only payments and renewable annually at 3% over the prime interest rate. As of December 31, 2007, the Company had borrowed $1,000 on the line of credit.

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

PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors, nominees, key employees and executive officers of the Company and their ages as of the date of this Form 10-KSB are as follows:

Name	Age	Position with the Company
Paul Katzeff	70	Chief Executive Officer & Director
Nicolas Hoskyns	41	Director
Joan Katzeff	59	President and Director
Sam Kraynek	60	Chief Financial Officer

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

Nicholas Hoskyns is the Managing Director of The Ethical Trading and Investment Company (ETICO). It is a company that works with small farmer cooperatives on their organizational, business and marketing development. He has helped found three cooperatives, integrating these bodies at local, regional and national levels and supporting their entry into markets in Europe, the United States and Japan. His work has been primarily in the coffee and sesame seed trade. His work has primarily been in the Central American region where he resides. He has a BA in Development Economics from the University of East Anglia in the United Kingdom.

Sam Kraynek has served as the Company’s Chief Financial Officer since December 2004. Before assuming the position of Chief Financial Officer, Mr. Kraynek was the Company’s Chief Operating Officer. Mr. Kraynek has been in the food business for nearly 40 years. He has been President and General Manager of the Rosarita Mexican Food Division of Beatrice Companies, General Manager of the Bakery Distribution Division of International Multifoods and Vice President of Sales and Marketing for Bay State Milling Company. Mr. Kraynek has a B.S. in accounting and started his career in public accounting. Mr. Kraynek has been with the Company for eleven years.

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

At the present time, the Company does not have an audit committee on the Board of Directors, as those terms are defined by the Securities and Exchange Commission. The very small size of the Board, the small size of the Company and the remote location render it difficult at this time to fulfill these requirements. In addition, the financial statements are relatively simple to read and understand. The Katzeffs have had years of experience with the Company and are familiar with its financial reporting and operations, and Mr. Hoskyns has many years of experience in the coffee industry.

The Company has adopted a code of ethics that is applicable to all members of senior management and the Company’s employees. A copy of the code of ethics is listed in the exhibits to this report.

ITEM 10 EXECUTIVE COMPENSATION

The following table provides certain information concerning the compensation paid to the Company’s Chief Executive Officer and President for fiscal 2006 and 2007. The Company’s only other Executive Officer received less than $100,000 in total compensation in fiscal 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		All Other Compensation ($)		Total ($)
Paul Katzeff CEO and Director	2007	$57,078	(1)	$21,632	(2),(3)	$78,710
	2006	$95,804		$21,632	(2),(3)	$117,436
Joan Katzeff President and Director	2007	$57,078	(1)	$3,129	(2)	$60,207
	2006	$100,000		$3,129	(2)	$103,129

(1)	Both Paul and Joan Katzeff voluntarily reduced their compensation in 2007.

(2)	Mr. Katzeff receives use of a company car, which he uses primarily for business purposes. The aggregate incremental cost to the Company is less than $10,000 per year. Mr. Katzeff voluntarily reduced his compensation in October 2004 to offset the increased cost incurred by the Company in financing a new vehicle to replace his prior company car. The salary reduction equals the additional cost of the new loan compared to the cost of the prior vehicle. See Note 6 of Notes to Financial Statements.

(3)	The Company pays the annual premiums for life insurance policies for Paul Katzeff and Joan Katzeff. The aggregate incremental cost to the Company of each policy is less than $2,000.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

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

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2007, (i) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than five per cent of the Company’s Common Stock, (ii) by each of the named executive officers, (iii) by each of the Company’s directors and nominees, and (iv) by all directors and executive officers as a group. The Company believes that the person and entities named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable. The Company does not have an equity compensation plan.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percentage
Joan and Paul Katzeff(1)	977,070	(1)	79%
(Joan Katzeff, President and Director)
(Paul Katzeff, CEO and Director)
c/o Thanksgiving Coffee Co., Inc.
POB 1918
Fort Bragg, CA 95437

All directors and executive officers as a group (3 persons)	978,070		79.08%

(1)	Shares are jointly owned by Joan Katzeff and Paul Katzeff.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In November 2005, the Company signed a new lease for its corporate headquarters, warehouse and waterfront facilities from Joan and Paul Katzeff, who own the facility and are directors, executive officers and the majority shareholders of the Company. The new lease is for ten years and ends May 31, 2015. The lease provides for monthly payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The Company also has an uncollateralized interest only note due on demand to the Katzeffs. See Note 7 and Note 10 of “Notes to Financial Statements.” The Katzeffs also guaranteed personally the Company’s note and line of credit with the Savings Bank of Mendocino. See “Liquidity and Capital Resources.”

In April of 2006, the Company executed an uncollateralized note for $29,067 with the Katzeffs to obtain financing for the purpose of making major improvements to the interior of the bakery facility. The note was repaid in weekly installments of $1,000 plus interest at 10% with the final payment made in October of 2006. On June 15, 2007, the Company executed an uncollateralized note in the original principal amount of $73,100 to the Katzeffs to be repaid in monthly installments of $2,000 per month plus interest at 12% per annum with the final payment due July 15, 2009. The $73,100 original principal amount of the note represents rent payments for the Company’s Fort Bragg offices that were in arrears. See Note 7 and 11 of “Audited Financial Statements, Notes to Financial Statements.”

Ray Doughty, who served as a director of the Company until September 2007, is a principal of Global Insights. The Company was party to a one-year consulting contract with Global Insights that commenced January 1, 2006. Pursuant to the contract, Global Insights provided specific services to the Company, including shareholder relations services, for $18,000. The Company did not renew this contract.

The Company carries insurance indemnifying its directors and certain officers and certain employees against certain liabilities by reason of their status or service as directors, officers or employees of the Company.

The Company’s board of directors has determined that Mr. Hoskyns is an “independent director” pursuant to the NASDAQ Marketplace Rules (although the Company’s stock is not listed on the NASDAQ and the Company has no present plans to pursue such a listing).

ITEM 13 EXHIBITS

3.1	Restated Articles of Incorporation of the Company.+

3.2	Bylaws of the Company.+

3.2.1	Amendment No. 1 to Bylaws of the Company, dated June 3, 1996.++

10.3	Lease Agreement for the Company’s Bakery in Mendocino.+++

10.4	Sample Coffee Purchase Agreement.+

10.5	Promissory Note issued by the Company to Joan and Paul Katzeff dated as of April 17, 1996.+++

10.6	License Agreement between the Company and the American Birding Association, Inc.**

10.7	Promissory Note issued by the Company to the Savings Bank of Mendocino County, dated November 19, 2004.**

10.8	Lease agreement for the Company’s headquarters and manufacturing and storage facility dated November 1, 2005.***

10.9	Promissory Note issued by the Company to the Savings Bank of Mendocino, dated November 17, 2006.****

10.10	Promissory Note issued by the Company to Joan and Paul Katzeff dated as of June 15, 2007.++++

10.11	Promissory Note issued by the Company to the Savings Bank of Mendocino, dated January 9, 2008

14.1	Code of Ethics*

16.1	Letter Regarding Change in Accountants

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes- Oxley Act of 2002.

31.2	Certification of President Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No 33-96070-LA).
++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended March 31, 1998.
+++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended September 30, 1998.
++++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended June 30, 2007.

*	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2003.
**	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2004.
***	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2005.
****	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2006.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has engaged the firm of Schumacher & Associates, Inc. to perform its annual audit for the years ended December 31, 2006 and 2007. Sallmann, Yang & Alameda (SYA) previously performed the Company’s annual audit and performed its quarterly reviews through the third quarter of 2006. SYA will continue to prepare the Company’s federal and state tax returns. The Company paid, the following fees in 2007 and 2006:

AUDIT FEES

2006	$45,193	(SYA)
2007	$33,900	(Schumacher & Associates)

AUDIT-RELATED FEE

None

TAX FEES

2006	$5,000	(SYA)
2007	None

In 2006, the fees paid to SYA were for the calculation and preparation of the federal and state tax returns for the Company. In 2007, Schumacher and Associates did not perform any tax services for the Company.

ALL OTHER FEES

None

There were no fees paid for and no work authorized other than for audit, quarterly reviews and tax services. Historically, SYA has provided a proposal annually to the Company for audit services and tax compliance, advice and planning services, including the proposed fees, which was discussed by the Board of Directors and with the shareholders at the annual meeting prior to ratification of the selection of SYA as the Company’s auditors. The Company has used the same procedures with the firm of Schumacher & Associates for audit services. The audit fees paid to Schmacher & Associates and SYA and the tax fees paid to SYA in 2006 were approved in advance by the Company’s Board of Directors.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Paul Katzeff Paul Katzeff	Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2008

/s/ Joan Katzeff Joan Katzeff	President and Director	March 31, 2008

/s/ Nicholas Hoskyns Nicholas Hoskyns	Director	March 31, 2008

/s/ Sam Kraynek Sam Kraynek	Chief Financial Officer (Principal Financial Officer)	March 31, 2008

Thanksgiving Coffee Company, Inc.

For the Years Ended December 31, 2007 and 2006

with Report of Independent Registered

Public Accounting Firm

Audited Financial Statements

For the Years Ended December 31, 2007 and 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Thanksgiving Coffee Company, Inc.

We have audited the accompanying balance sheets of Thanksgiving Coffee Company, Inc., as of December 31, 2007 and 2006, and the related Statements of Operations, Shareholders’ Equity, and Cash Flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thanksgiving Coffee Company, Inc. as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado

March 19, 2008

Thanksgiving Coffee Company, Inc.

Balance Sheets

	December 31,
	2007	2006
Assets
Current assets
Cash	$104,035	$76,974
Accounts receivable	210,040	253,209
Inventories	361,795	370,205
Prepaid expenses	28,373	30,856

Total current assets	704,243	731,244

Property and equipment
Property and equipment	2,529,930	2,760,812
Accumulated depreciation	(2,149,819)	(2,271,747)

Total property and equipment	380,111	489,065

Other assets
Deposits and other assets	15,590	18,151
Goodwill	130,406	130,406
Other intangibles, net of amortization	15,957	21,696

Total other assets	161,953	170,253

Total assets	$1,246,307	$1,390,562

Thanksgiving Coffee Company, Inc.

Balance Sheets

	December 31,
	2007	2006
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$213,130	$469,786
Notes payable - bank	32,182	48,872
Notes payable - other	10,292	9,418
Notes payable - shareholders	43,919	19,919
Capital lease obligations	48,398	43,296
Accrued liabilities	67,500	73,048

Total current liabilities	415,421	664,339

Long term debt
Notes payable - bank	247,170	278,245
Notes payable - other	13,108	23,401
Notes payable - shareholders	35,100	—
Capital lease obligations	39,490	87,381

Total long term debt	334,868	389,027

Total liabilities	750,289	1,053,366

Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated (deficit)	(390,398)	(549,220)

Total shareholders’ equity	496,018	337,196

Total liabilities and shareholders’ equity	$1,246,307	$1,390,562

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Statements of Operations

	For the Years Ended December 31,
	2007	2006
Income
Net sales	$4,666,354	$4,661,138
Cost of sales	2,615,202	2,675,370

Gross profit	2,051,152	1,985,768
Operating expenses
Selling, general and administrative expenses	1,725,945	1,989,863
Depreciation and amortization	121,843	135,555

Total operating expenses	1,847,788	2,125,418

Operating income (loss)	203,364	(139,650)
Other income (expense)
Goodwill impairment	—	(41,367)
Asset impairment	—	(25,800)
Miscellaneous income (expense)	2,876	(2,422)
Gain on sale of equipment	—	1,399
Interest expense	(46,618)	(53,468)

Total other income (expense)	(43,742)	(121,658)

Income (loss) before income taxes	159,622	(261,308)
Income tax (expense) benefit	(800)	(101,712)

Net income/(loss)	$158,822	$(363,020)

Profit/(loss) per share (basic)	$0.13	$(0.29)

Profit/(loss) per share (dilutive)	$0.13	$(0.29)

Weighted average number of shares outstanding	1,236,744	1,236,744

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Statement of Shareholders’ Equity

For the Period from January 1, 2006 through December 31, 2007

	Common Stock		Additional paid-in capital	Accumulated (Deficit)	Total
	Shares	Amount
Balance at December 31, 2005	1,236,744	$861,816	$24,600	$(186,200)	$700,216
Net loss	—	—	—	(363,020)	(363,020)

Balance at December 31, 2006	1,236,744	861,816	24,600	(549,220)	337,196
Net Income	—	—	—	158,822	158,822

Balance at December 31, 2007	1,236,744	$861,816	$24,600	$(390,398)	$496,018

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

	For the Years ended December 31,
	2007	2006
Operating activities
Net income (loss)	$158,822	$(363,020)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	134,027	152,689
Impairment	—	67,167
Allowance for bad debts	1,359	(623)
Gain on sale of equipment	—	—
Deferred income tax expense (benefit)	—	100,912
(Increase) decrease in:
Accounts receivable	43,169	35,525
Inventories	8,410	73,705
Prepaid expenses	2,483	882
Deposits and other assets	2,562	5,907
Increase (decrease) in:
Accounts payable	(183,557)	37,462
Accrued liabilities	(5,548)	(14,165)

Net cash provided by (used in) operating activities	161,727	96,441
Investing activities
Purchases of property and equipment	(24,424)	(127,864)
Payments of notes receivable	—	10,074
Proceeds from sale of equipment	—	—

Net cash used in investing activities	(24,424)	(117,790)
Financing activities
Proceeds from notes payable and capital leases	—	96,038
Repayments of notes payable and capital leases	(110,242)	(111,100)

Net cash provided by (used in) financing activities	(110,242)	(15,062)
Net increase (decrease) in cash	27,061	(36,411)
Cash at beginning of year	76,974	113,385

Cash at end of year	$104,035	$76,974

Supplemental Cash Flow Information:
Cash paid for interest:	$46,618	$53,468
Cash paid for income taxes:	$800	$800

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

Nature of Operations

Thanksgiving Coffee Company, Inc. (the Company), was incorporated in California in 1982. The Company purchases and roasts whole bean coffees and sells them to restaurants, grocery stores and other retail outlets. Additionally, the Company produces and sells a line of tea products under the trademark of Royal Gardens Tea Company. Products are sold through the Company’s distribution network in Northern California, nationally through common carriers selling direct, or through brokers and distributors. Distributors and retailers do not have the right to return products. The Company also sells coffee, tea and related specialty products through mail order and Internet sales on a nationwide basis. Sales volume for the coffee and tea division was approximately $4,050,000 for the year ended December 31, 2007. Additionally, the Company operates a sandwich and baked goods store in Mendocino, California with sales volume of approximately $615,000 for the year ended December 31, 2007.

Basis of Presentation

The Company has prepared the financial statements in accordance with generally accepted accounting principles in the United States of America.

Concentration of Credit Risk

The Company grants credit to customers in the retail and food service industries throughout the country. Consequently, the Company’s ability to collect the amounts due from customers is affected by economic fluctuations in the retail and food service industries. In fiscal 2007, one customer accounted for 14.4% of the Company’s revenue. The account has purchased from the Company since 1992. The account has serving locations and is a distributor of the Company’s product. A loss of this account or any other large account, or a significant reduction in sales to any of the any of the Company’s principal customers, could have an adverse impact on the Company.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2007, the Company had no cash or cash equivalents in excess of amounts insured by agencies of the U.S. Government.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2007 and 2006

1. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash equivalents include highly liquid instruments with original maturities of 90 days or less. Due to the short term maturity of these instruments, the carrying value on our consolidated balance sheet approximates fair value.

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

December 31, 2007 and 2006

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

Income or Loss per Share

The Company computes net loss per common share using SFAS No. 128 “Earnings Per Share.” Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at December 31, 2007. Therefore, basic and diluted income or loss per share is the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

Stock Based Compensation

Effective January 1, 2006, the Company adopted FAS No. 123(R), Share-Based Payments, and the related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107. Under this

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2007 and 2006

1. Summary of Significant Accounting Policies (continued)

method, compensation cost is recognized for costs related to (1) all share-based payments (stock options and restricted stock awards) granted before but not yet vested as of January 1, 2006 based on the grant-date fair value estimated under the original provisions of FAS No. 123, Accounting for Stock-Based Compensation, and (2) all share-based payments (stock options and restricted stock units) granted after December 31, 2005 based on the grant-date fair value estimated under the provisions of FAS No. 123(R). During the years ended December 31, 2007 and 2006, no options were granted. At December 31, 2007, there were no outstanding stock options and the Company has no plans to offer stock based compensation to its employees or others.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2007 and 2006, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their financial statements. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. Accordingly, beginning in fiscal 2006, the Company reports its operations in two segments: specialty coffee and bakery.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2007 and 2006

1. Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets

As of January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (FASB) No. 142, Goodwill and Other Intangibles. Goodwill is assigned to a specific reporting unit and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the reporting unit’s carrying amount is greater than its fair value. Intangible assets with definite lives are amortized over their useful economic lives. Financial condition and results of operations in accordance with FASB Statement No. 142 are reflected in the accompanying 2007 and 2006 financial statements.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2007 and 2006

1. Summary of Significant Accounting Policies (continued)

over years of service in employer contributions. No employer contributions to the 401(k) plan have ever been made.

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service and other factors. The Company’s policy is that fully vested vacation is accrued at each quarter end. The accrued liability for vacation pay was $17,900 and $14,550 as of December 31, 2007 and 2006, respectively, and such amount is included in accrued liabilities. Carryover paid sick days are not available, or ever considered vested.

Advertising

Advertising costs are expensed as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of mail order solicitation and catalog costs. For the twelve months ended December 31, 2007 and 2006, the Company did not engage in any direct response advertising that would require capitalization. Advertising costs charged to expense were $12,592 and $14,486 for the twelve months ended December 31, 2007 and 2006, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

Product is considered delivered and revenue is recognized when title and risk of loss have been transferred to the customer. Under the terms and conditions of the sale, the transfer of title may occur either at the time of shipment or when product is delivered to the customer.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2007 and 2006

2. Accounts Receivable

Accounts receivable consist of the following:

	2007	2006
Accounts receivable	$216,602	$261,130
Less: allowance for doubtful accounts	(6,562)	(7,921)

Net accounts receivable	$210,040	$253,209

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense (recovery) for the twelve months ended December 31, 2007 and 2006 was $4,217 and $3,297, respectively.

3. Inventories

Inventories consist of the following:

	2007	2006
Coffee
Unroasted	$109,560	$98,260
Roasted	82,516	81,755
Tea	5,822	5,296
Packaging, supplies and other merchandise held for sale	163,897	184,894

Total inventories	$361,795	$370,205

4. Property and Equipment

Property and equipment consist of the following:

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2007 and 2006

	2007	2006
Equipment	$1,300,627	$1,392,820
Furniture and fixtures	207,361	263,113
Leasehold improvements	429,934	461,830
Transportation equipment	174,512	169,795
Marketing equipment	166,162	166,162
Capitalized website development costs	14,076	14,076
Property held under capital leases	237,258	293,016

Total property and equipment	2,529,930	2,760,812
Accumulated depreciation	(2,149,819)	(2,271,747)

Property and equipment, net	$380,111	$489,065

Depreciation expense for the twelve months ended December 31, 2007 and 2006 was $129,888 and $145,339, respectively.

5. Goodwill and Other Intangible Assets

As part of the adoption of Statement of Financial Accounting Standards (FASB) No. 142, Goodwill and Other Tangible Assets as of January 1, 2002, the Company no longer amortizes goodwill. At December 31, 2006 the Company performed a test of impairment on goodwill that resulted in a write down of approximately $41,000 in the value as of December 31, 2006, and is included in goodwill impairment on the Statement of Operations for the year ended December 31, 2006. At December 31, 2007, the Company performed a test of impairment on goodwill and concluded there was no further impairment.

Intangible assets subject to amortization consist of the following:

	2007	2006
Leasehold value	$67,000	$67,000
Trademarks	5,127	5,127

Total intangible assets	72,127	72,127
Accumulated amortization	(56,170)	(50,431)

Other intangibles, net of amortization	$15,957	$21,696

Amortization expense for the twelve months ended December 31, 2007 and 2006 was $5,739 and $7,350, respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2007 and 2006

6. Deposits and Other Assets

Included in Other Assets is artwork that was developed for the labels for the tea program currently valued at $2,000. It was valued at its original cost of $27,800 until December 31, 2006. The Company performed a test of impairment that resulted in a write down of nearly $26,000 in the value of the artwork, which write down is included in the Statement of Operations as artwork impairment as of December 31, 2006.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2007 and 2006

7. Long Term Debt

	2007	2006
Notes Payable

Note payable to Savings Bank of Mendocino, payable in monthly installments of $4,307 plus interest at 3% over prime rate beginning January 1, 2005 (10.75% at December 31, 2007), final payment is due on December 1, 2009. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders.	$278,352	$307,115

Line of credit to Savings Bank of Mendocino, payable in monthly installments of interest only at 3% over prime rate beginning January 1, 2007 (10.75% at December 31, 2007). The note payable for the line of credit is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangible and contract rights along with a personal guarantee from the Company’s majority shareholders. The line is for a maximum of $25,000. The line was renewed in January 2008 for an additional year.	1,000	20,000

Note payable to majority shareholders, Paul and Joan Katzeff, uncollateralized, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996.	19,919	19,919

Note payable to majority shareholders, Paul and Joan Katzeff, uncollateralized, payable in monthly installments of $2,000 plus interest at 12% paid monthly, due on July 15, 2009.	59,100	—

Note payable to Mercedes-Benz, payable in monthly installments of $691, including interest at 6.99%, collateralized by a vehicle, final payment due on September 24, 2009.	13,630	20,705

Note payable to Chrysler Financing, payable in monthly installments of $329, including interest at 15.492%, collateralized by a vehicle, final payment due on January 24, 2011.	9,770	12,114

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2007 and 2006

7. Long Term Debt (continued)

	2007	2006
Capital Lease Obligations

Note payable to Manifest Leasing, payable in monthly installments of $444, including interest at 12.203%, collateralized by equipment, final payment due on March 1, 2007.	—	1,040

Note payable to G.E. Capital, payable in monthly installments of $1,355, including interest at 16.78%, collateralized by equipment, final payment due on March 1, 2009.	18,214	30,286

Note payable to Avaya Financial Services, payable in monthly installments of $824, including interest at 5.855%, collateralized by equipment, final payment due on August 1, 2009.	15,670	24,365

Note payable to Axis Capital, payable in monthly installments of $709, including interest at 15.473% collateralized by store fixtures, final payment due September 14, 2009.	12,432	18,499

Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $533, including interest at 22.239%, collateralized by equipment, final payment due on January 1, 2010.	10,650	11,277

Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $522, including interest at 17.172%, collateralized by equipment, final payment due on June 1, 2010.	7,073	16,956

Note payable to Marlin Leasing payable in monthly installments of $428, including interest at 18.00%, collateralized by equipment, final payment due on October 1, 2010.	13,043	13,666

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2007 and 2006

7. Long Term Debt (continued)

	2006	2005
Capital Lease Obligations

Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $533, including interest at 22.24%, collateralized by equipment, final payment due on January 10, 2010.	$10,806	$14,590

	469,659	510,532

Less current portion	(134,791)	(121,505)

Long term portion of notes payable	$334,868	$389,027

Interest paid for the twelve months ended December 31, 2007 and 2006 was $46,618 and $53,468, respectively.

As of December 31, 2007, maturities of notes payable and capital lease obligations for each of the next four years and in the aggregate were as follows:

Years Ending December 31,
2008	$134,791
2009	322,461
2010	12,078
2011	329
—

$469,659

No notes payable or capital lease obligations mature after December 31, 2011.

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2007 and 2006

8. Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Current tax provision - state	$800	$800

Deferred tax (benefit) liability
Federal	(90,301)	(23,769)
State	(15,756)	(44,614)

Total deferred tax benefit	(106,057)	(68,383)

Less valuation allowance	106,057	169,295

Net provision (benefit) for income taxes	$800	$101,712

Income taxes paid for the years ended December 31, 2007 and 2006 were, in each case, $800.

The Company’s deferred tax asset, valuation allowance, and change in valuation allowance as of December 31, 2007 and 2006 are as follows:

	2007	2006
Net operating loss and tax credit carryforwards	$98,764	$194,938
Depreciation and amortization	1,462	(47,673)
Other temporary differences	5,831	22,030
Less valuation allowance	(106,057)	(169,295)

Net deferred tax asset	$—	$—

As of December 31, 2007 and 2006, deferred taxes consisted of net tax assets of $106,057 and $169,295, respectively, due to net operating loss carryforwards and other temporary differences, which were fully allowed for in the valuation allowances of $106,057 and $169,295, respectively. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2007 and 2006

8. Income Taxes (continued)

Income taxes at the expected statutory rate are reconciled to the Company’s actual income taxes as follows:

	2007	2006
Tax (benefit) at federal statutory rate	-15.00%	15.00%
State tax (benefit) net of federal benefit	-7.50%	7.50%
Non-taxable differences	-3.90%	-1.40%
Temporary differences	-3.37%	10.00%
Valuation allowance	30.27%	7.80%

Tax provision (benefit) - effective rate	0.50%	38.90%

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist of the benefit from net operating loss (NOL) carryforwards and temporary differences. The net operating loss carryforwards expire in various years through 2027. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operation loss carryforwards. Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

Period Ending	Estimated NOL Carryforward less Temporary Differences	NOL Expires	Benefit From NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
December 31, 2007	$103,695	2017	$15,554	$(15,554)	$(15,554)	$—
	128,576	2018	19,286	(19,286)	(19,286)	—
	96,867	2023	14,530	(14,530)	(14,530)	—
	49,714	2024	7,457	(7,457)	(7,457)	—
	18,755	2025	2,813	(2,813)	(2,813)	—
	135,234	2026	20,285	(20,285)	(20,285)	—

	$532,841		$79,925	$(79,925)	$(79,925)	$—

						—
State	$99,944	2016	$8,835	$(8,835)	$(8,835)	$—

	$99,944		$8,835	$(8,835)	$(8,835)	$—

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2007 and 2006

8. Income Taxes (continued)

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

As of December 31, 2007, minimum annual lease payments due under these agreements for each of the next three years and in the aggregate were:

Years Ending December 31,
2008	9,853
2009	5,454
2010	1,979
—

$17,286

No operating lease payments are due after December 31, 2010.

Total operating lease payments for the twelve months ended December 31, 2007 and 2006 were $31,544 and $40,647, respectively.

10. Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The ten-year lease term ends May 31, 2015. Rental expense under the lease was $103,200 for the twelve months ended December 31, 2007.

The Company also leases a bakery establishment in Mendocino, California and warehouse premises in Santa Rosa, California under operating leases expiring September 30, 2011 and January 31, 2007,

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2007 and 2006

10. Long Term Leases (continued)

respectively. The Company did not renew the lease for the Santa Rosa facility when it expired in January of 2007. Rental expense under these operating leases was $49,788 for the twelve months ended December 31, 2007.

As of December 31, 2007, minimum future rental payments under noncancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years Ending December 31,
2008	$154,470
2009	157,020
2010	159,690
2011	147,120
2012	103,200
Thereafter	309,600

$1,031,100

11. Related Party Transactions

As of December 31, 2007, the Company has an interest only note payable due on demand payable to Paul and Joan Katzeff (the Company’s majority shareholders, directors and officers). In addition, the Company has a note payable to Paul and Joan Katzeff with a principal balance of $59,100, as of December 12, 2007. The loan is uncollateralized, is due July 15, 2009, requires monthly payments of $2,000 and bears interest at 12% per annum. The Company also leases real properties from the Katzeffs.

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the twelve months ended December 31, 2007, is as follows:

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2007 and 2006

11. Related Party Transactions (continued)

Interest expense	$5,556
Rent expense	$86,000
Principal payments	$14,000

The Company’s majority shareholders also guarantee certain notes payable of the Company (See Note 7).

12. Information on Business Segments

As noted in Note 1 in the Notes to the financial statements, the Company operates in two different business segments: the specialty coffee business and the retail bakery business. The specialty coffee business, although primarily based in California, sells to grocery stores, serving locations and other retail outlets throughout the United States. The specialty coffee business also transacts a small volume of business internationally through catalogue and Internet orders. The bakery sells exclusively on the north coast of California in Mendocino and Fort Bragg.

Selected financial data by business segment

	2007	2006
Net Sales
Specialty Coffee	$4,097,337	$4,115,156
Bakery	616,363	594,834

Total	$4,713,700	$4,709,990

Intersegment Sales
Specialty Coffee	$47,346	$48,852

Total Sales	$4,666,354	$4,661,138

Operating Profit (loss)
Specialty Coffee	$248,546	$(96,808)
Bakery	(45,182)	(42,842)

Total	$203,364	$(139,650)

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2007 and 2006

12. Information on Business Segments (continued)

	2007	2006
Depreciation and Amortization
Specialty Coffee	$104,781	$117,893
Bakery	17,062	17,662

Total	$121,843	$135,555

Interest Expense
Specialty Coffee	$46,618	$52,444
Bakery	0	1,024

Total	$46,618	$53,468

Net Assets
Specialty Coffee	$1,016,918	$1,138,160
Bakery	229,389	252,402

Total	$1,246,307	$1,390,562

Fixed Assets
Specialty Coffee	$320,067	$417,657
Bakery	60,044	71,408

Total	$380,111	$489,065