Form 10QSB
period 2008-03-31
THANKSGIVING COFFEE CO INC
filed 2008-05-15
CIK 949852

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes  ☒    No  ☐

As of May 14, 2008, there were 1,236,744 shares outstanding of common stock of the issuer.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one):

Yes  ☐    No  ☒

THANKSGIVING COFFEE COMPANY, INC.

Financial Statements

and Notes to Financial Statements

Thanksgiving Coffee Company, Inc.

For the Three Months Ended March 31, 2008 and 2007

Thanksgiving Coffee Company, Inc.

Balance Sheets

	March 31, 2008 (Unaudited)	December 31, 2007
Assets
Current assets
Cash	$41,506	$104,035
Accounts receivable, net of allowance	194,164	210,040
Inventories	344,555	361,795
Prepaid expenses	15,535	28,373

Total current assets	595,760	704,243
Property and equipment
Property and equipment	2,554,967	2,529,930
Accumulated depreciation	(2,177,103)	(2,149,819)

Total property and equipment	377,864	380,111
Other assets
Deposits and other assets	15,826	15,590
Goodwill	130,406	130,406
Other intangibles, net of amortization	14,751	15,957

Total other assets	160,983	161,953

Total assets	$1,134,607	$1,246,307

See accompanying notes to financial statements

Balance Sheets

	March 31, 2008 (Unaudited)	December 31, 2007
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$220,501	$213,130
Notes payable - bank	32,834	32,182
Notes payable - other	10,525	10,292
Note payable - shareholders	43,919	43,919
Capital lease obligations	50,213	48,398
Accrued liabilities	49,284	67,500

Total current liabilities	407,276	415,421
Long term debt
Notes payable - bank	238,916	247,170
Notes payable - other	10,388	13,108
Notes payable - Shareholders	29,100	35,100
Capital lease obligations	26,221	39,490

Total long term debt	304,625	334,868

Total liabilities	711,901	750,289
Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and oustanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(463,710)	(390,398)

Total shareholders’ equity	422,706	496,018

Total liabilities and shareholders’ equity	$1,134,607	$1,246,307

See accompanying notes to financial statements

Statements of Operations

Unaudited

	For the Three Months Ended March 31,
	2008	2007
Income
Net sales	$1,045,072	$1,127,734
Cost of sales	629,920	667,890

Gross profit	415,152	459,844
Operating expenses
Selling, general and administrative expenses	449,112	473,971
Depreciation and amortization	25,846	32,577

Total operating expenses	474,958	506,548

Operating loss	(59,806)	(46,704)
Other income (expense)
Miscellaneous income (expense)	(2,410)	7,157
Gain (loss) on sale of equipment	—	—
Interest expense	(10,296)	(12,163)

Total other income (expense)	(12,706)	(5,006)

Loss before income taxes	(72,512)	(51,710)
Income tax expense	(800)	(800)

Net loss	$(73,312)	$(52,510)

Loss per share (basic)	$(0.059)	$(0.042)

Loss per share (dilutive)	$(0.059)	$(0.042)

Weighted average number of shares	1,236,744	1,236,744

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

Unaudited

	For the Three Months Ended March 31,
	2008	2007
Operating activities
Net loss	$(73,312)	$(52,510)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	28,490	35,900
Allowance for bad debts	1,352	(1,221)
(Increase) decrease in:
Accounts receivable	14,524	16,412
Inventories	17,240	9,268
Prepaid expenses	12,838	18,226
Deposits and other assets	(236)	1,300
Increase (decrease) in:
Accounts payable	7,371	(18,407)
Accrued liabilities	(18,216)	(15,060)

Net cash provided by (used in) operating activities	(9,949)	(6,092)
Investing activities
Purchases of property and equipment	(25,037)	(6,544)
Proceeds from sale of equipment/disposal	—	—

Net cash (used in) investing activities	(25,037)	(6,544)
Financing activities
Proceeds from notes payable and capital leases	—	—
Repayments of notes payable and capital leases	(27,543)	(20,181)

Net cash (used in) financing activities	(27,543)	(20,181)
Decrease in cash	(62,529)	(32,817)
Cash at beginning of period	104,035	76,974

Cash at end of period	$41,506	$44,157

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

March 31, 2008 and December 31, 2007

1. Basis of Presentation

The condensed financial statements in this Form 10-QSB have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. We have continued to follow the accounting policies disclosed in the financial statements included in our 2007 Form 10-KSB filed with the Securities and Exchange Commission (SEC). It is suggested that these statements be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes on Form 10-KSB, as filed with the Securities and Exchange Commission.

The interim financial information in this Form 10-QSB reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results to be expected for the full year.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

2. Accounts Receivable

Accounts receivable consist of the following:

	3/31/2008	12/31/2007
Accounts receivable	$199,512	$216,602
Less: allowance for doubtful accounts	(5,348)	(6,562)

Net accounts receivable	$194,164	$210,040

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense (recovery) for the three months ended March 31, 2008 and 2007 was ($1,214) and $ 902 respectively.

3. Inventories

Inventories consist of the following:

	3/31/2008	12/31/2007
Coffee
Unroasted	$79,133	$109,560
Roasted	75,959	82,516
Tea	3,248	5,822
Packaging, supplies and other merchandise held for sale	186,215	163,897

Total inventories	$344,555	$361,795

4. Property and Equipment

Property and equipment consist of the following:

	3/31/2008	12/31/2007
Equipment	$1,302,834	$1,300,627
Furniture and fixtures	215,069	207,361
Leasehold improvements	445,056	429,934
Transportation equipment	174,512	174,512
Marketing equipment	166,162	166,162
Capitalized website development costs	14,076	14,076
Property held under capital leases	237,258	237,258

Total property and equipment	2,554,967	2,529,930
Accumulated depreciation	(2,177,103)	(2,149,819)

Property and equipment, net	$377,864	$380,111

Depreciation expense for the three months ended March 31, 2008 and 2007 was $27,284 and $35,900 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

5. Goodwill and Other Intangible Assets

As part of the adoption of Statement of Financial Accounting Standards (FASB) No. 142, Goodwill and Other Tangible Assets as of January 1, 2002, the Company no longer amortizes goodwill. At December 31, 2007 the Company performed a test of impairment on goodwill that resulted in no writedown at that time.

Intangible assets subject to amortization consist of the following:

	3/31/2008	12/31/2007
Leasehold value	$67,000	$67,000
Trademarks	5,127	5,127

Total intangible assets	72,127	72,127
Accumulated amortization	(57,376)	(56,170)

Other intangibles, net of amortization	$14,751	$15,957

Amortization expense for the three months ended March 31, 2008 and 2007 was $1,206 and $1,454 respectively.

6. Deposits and Other Assets

Included in Deposits and Other Assets are artwork that was developed for the labels for the tea program and long-term deposits.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7. Long Term Debt

	3/31/2008	12/31/2007
Notes Payable
Note payable to Savings Bank of Mendocino, payable in monthly installments of $4,307 plus interest at 3% over prime rate beginning January 1, 2005 (7.25% at March 31, 2008), final payment is due on December 1, 2009. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders.	$270,750	$278,352
Line of credit to Savings Bank of Mendocino, payable in monthly installments of interest only at 2% over prime rate beginning January 9, 2008 (7.25% at March 31, 2008). The note payable for the line of credit is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangible and contract rights along with a personal guarantee from the Company’s majority shareholders.The line is for a maximum of $25,000 and $1,000 has been used as of March 31, 2008.	1,000	1,000
Note payable to majority shareholders, Paul and Joan Katzeff, uncollateralized,payable in monthly installments of $2,000 plus interest at 12%paid monthly, due on July 15, 2009 .	53,100	59,100
Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996.	19,919	19,919
Note payable to Mercedes-Benz, payable in monthly installments of $691, including interest at 6.99%, collateralized by a vehicle, final payment due on September 24, 2009.	11,784	13,630
Note payable to Chrysler Financing, payable in monthly installments of $329, including interest at 15.492%, collateralized by a vehicle, final payment due on January 24, 2011	9,129	9,770

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

	3/31/2008	12/31/2007
Capital Lease Obligations
Note payable to G.E. Capital, payable in monthly installments of $1,355, including interest at 16.78%, collateralized by equipment, final payment due on March 1, 2009.	14,868	18,214
Note payable to Avaya Financial Services, payable in monthly installments of $824, including interest at 5.855%, collateralized by equipment, final payment due on August 1, 2009.	13,415	15,670
Note payable to Axis Capital, payable in monthly installments of $709, including interest at 15.473%, collateralized by store fixtures, final payment due September 14, 2009.	10,765	12,432
Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $462, including interest at 14.237%, collateralized by equipment, final payment due on May 22, 2009.	5,925	7,073
Note payable to Marlin Leasing payable in monthly installments of $544, including interest at 17.172%, collateralized by equipment, final payment due on March 1, 2010.	11,914	13,043
Note payable to Marlin Leasing payable in monthly installments of $428, including interest at 18.00%, collateralized by equipment, final payment due on October 1, 2010.	9,812	10,650

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7. Long Term Debt (continued)

	3/31/2008	12/31/2007
Capital Lease Obligations
Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $533, including interest at 22.24%, collateralized by equipment, final payment due on January 10, 2010.	$9,735	$10,806

	442,116	469,659
Less current portion	137,491	(134,791)

Long term portion of notes payable	$304,625	$334,868

Interest paid for the three months ended March 31, 2008 and 2007 was $10,296 and $12,163, respectively.

As of March 31, 2008, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Years Ending December 31,
2008	$109,041
2009	314,065
2010	18,685
2011	325
2012	—
Thereafter	—

$442,116

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance as of March 31, 2008 are as follows:

Period Ending	Estimated NOL Carryforward less Temporary Differences	NOL Expires	Benefit From NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
March 31, 2008	$41,516	2017	$6,227	$(6,227)	$(6,227)	$—
Federal	128,576	2018	19,286	(19,286)	(19,286)	—
	96,867	2023	14,530	(14,530)	(14,530)	—
	49,714	2024	7,457	(7,457)	(7,457)	—
	18,755	2025	2,813	(2,813)	(2,813)	—
	135,234	2026	20,285	(20,285)	(20,285)	—

	$470,662		$70,598	$(70,598)	$(70,598)	$—

						—
State	$37,203	2016	$3,289	$(3,289)	$(3,289)	$—

	$37,203		$3,289	$(3,289)	$(3,289)	$—

Income taxes at the expected statutory rate are reconciled to the Company’s actual income taxes as follows:

2008
Tax (benefit) at federal statutory rate	(15.00)%
State tax (benefit) net of federal benefit	(7.50)
Non-taxable differences	2.63
Temporary differences	0.52
Valuation allowance	20.45

Tax provision (benefit) - effective rate	1.10

Income taxes paid for the three months ended March 31, 2008 and the year ended December 31, 2007 were $800 and $800 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

9. Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancelable operating leases with terms ranging from three to five years.

As of March 31, 2008, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

Years Ending December 31,
2008	8,263
2009	5,454
2010	1,979

$15,696

Total operating lease payments for the three months ended March 31, 2008 and 2007 were $8,548 and $11,380 respectively. No operating lease payments are due after December 31, 2010.

10. Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The ten-year lease term ends May 31, 2015. Rental expense under the lease for the three months ended March 31, 2008 and 2007 was $25,800 in both years.

The Company also leases a bakery establishment in Mendocino, California and warehouse premises in Santa Rosa, California under operating leases expiring September 30, 2011 and January 31, 2007, respectively. The Company terminated the lease for the Santa Rosa facility when it expired in January of 2007. Rental expense under these operating leases for the three months ended March 31, 2008 and 2007 was $12,660 and $13,008, respectively.

As of March 31, 2008, minimum future rental payments under noncancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years ending December 31,
2008	$154,470
2009	157,020
2010	159,690
2011	147,120
2012	103,200
Thereafter	309,600

$1,031,100

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

11. Related Party Transactions

As of March 31, 2008, the Company has an interest only note payable, due on demand to Paul and Joan Katzeff (the Company’s majority shareholders, directors and officers). In addition, the Company has a note payable to Paul and Joan Katzeff with a principal balance of $53,100, as of March 31, 2008. The loan is uncollateralized, is due July 15, 2009, requires monthly payments of $2,000 and bears interest at 12% per annum. The Company also leases properties from its majority shareholders.

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the three months ended March 31, 2008, is as follows:

Principal payments	$6,000
Interest payments	$2,035
Rent Payments	$25,800

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

Selected financial data by business segment

	3/31/2008	3/31/2007
Net Sales
Specialty Coffee	$931,337	$1,001,626
Bakery	120,967	137,428

Total	$1,052,304	$1,139,054

Intersegment Sales
Specialty Coffee	$7,232	$11,320

Total Sales	$1,045,072	$1,127,734

Operating (Loss)
Specialty Coffee	$(29,699)	$(27,103)
Bakery	(30,107)	(19,601)

Total	$(59,806)	$(46,704)

Depreciation and Amortization
Specialty Coffee	$21,536	$28,010
Bakery	4,310	4,567

Total	$25,846	$32,577

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

12. Information of Business Segments (continued)

	3/31/2008	3/31/2007
Interest Expense
Specialty Coffee	$10,286	$12,163
Bakery	10	—

Total	$10,296	$12,163

	3/31/2008	12/31/2007
Assets
Specialty Coffee	$889,887	$1,016,918
Bakery	244,720	229,389

Total	$1,134,607	$1,246,307

Fixed Assets
Specialty Coffee	$306,130	$320,067
Bakery	71,735	60,044

Total	$377,864	$380,111

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

The Company pays substantially more for its green beans than the market price, because of quality, organic nature of many of its lines and the fact that it uses fair-traded coffees. Green bean costs continue to be firm in 2008 and have placed pressure on margins. If green bean costs do not decline or continue to rise, whether as a consequence of inclement weather in a major producing area or any other event that affects green bean pricing, and the Company cannot offset costs by raising prices, it would have a negative impact on the Company and its margins.

The Company has a revolving line of credit for $25,000 of which $1,000 is currently outstanding and a term debt facility of $270,750 with the Savings Bank of Mendocino. The term debt is a five-year note due December 1, 2009 and the line of credit is renewed annually. If the credit line should not be renewed, the stability of the Company’s business would be in question. “See Liquidity and Capital Resources.”

Results of Operations

Three months ended March 31, 2008 versus March 31, 2007

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$(82,662)	(7.3)%
Cost of Sales	(37,970)	(1.3)%
Gross Margin %	(1.1)%	(2.7)%
Selling, G&A Expense	(24,859)	(5.2)%
Depreciation And Amortization	(6,731)	(20.7)%
Interest Expense	(1,867)	(16.3)%
Net (Loss)	20,802	—%

Consolidated net sales for the three months ended March 31, 2008 were $1,045,072, down 7.3%, or nearly $83,000 when compared to net sales of $1,127,734 for the three months ended March 31, 2007.

Distribution revenues (e.g., revenues generated on our own truck distribution) were down $40,000 or nearly 4% for the three month period ended March 31, 2008, when compared with distribution sales for the same period in 2007. A large chain continues to eliminate the Company’s products as it remodels its stores. No other accounts have been lost in the first three months of the year. The decrease has been attributed to a general slow down in customer business.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were down $10,000, or 1% for the three month period ended March 31, 2008 when compared to national sales for the same period in 2007. The decrease was attributed to a slow down in business for the Company’s customers as no accounts were lost during this three month period.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) decreased by $15,000, or 8% for the three month period ended March 31, 2008 when compared to mail order sales for the same period in 2007. Most of the decrease was a result of the cornucopia program (non-profit organizations that use the Company’s coffee for fund-raising purposes). One of the Company’s partners promoted the program last year in their membership magazine but did not do so this year.

Sales of the Company bakery were down $17,000 for the three months ended March 31, 2008 when compared to bakery sales for the same period in 2007. The bakery was closed for over one week in February of 2008 to make repairs to the facility. In addition, customer counts are down in the three months ended March 31, 2008.

Consolidated cost of sales for the three months ended March 31, 2008 were $629,920, down 1.3%, or nearly $38,000 when compared with the cost of sales of $667,890 for the three months ended March 31, 2007. This decrease was a result of the decline in sales volume.

Consolidated gross margin percentage (gross profit as a percentage of net sales) for the three months ended March 31, 2008 was 39.7%, down 2.7 % when compared with gross margin of 40.8% for the same period in 2007. The decline in gross margin was a result of higher green bean prices. The per pound price of green beans averaged $2.15 for the three month period ending March 31, 2008 versus $1.98 per pound for the three month period ending March 31, 2007 or over $26,000 higher.

Consolidated selling, general and administrative expenses were $449,112 for the three months ended March 31, 2008, a decrease of 5.2% or nearly $25,000 when compared with the selling, general and administrative expenses of $473,971 for the three month period ending March 31, 2007. The decrease was a result lower wage related expenses because of a reduction of employees and an elimination of a route of $40,000 and lower liability and general insurance of $5,000 offset by an increase in travel expenses to promote the Mirembe Kawomera program of nearly $20,000.

Depreciation and amortization expenses for the three months ended March 31, 2008 were $25,846, a 20.7% decrease, or nearly $7,000, when compared to depreciation and amortization expenses of $32,577 for the period ended March 31, 2007. The decrease in depreciation expenses was a result of fewer assets being depreciated compared to 2007.

Interest expense for the three months ended March 31, 2008 was $10,296, a 16.3% decrease or nearly $2000 when compared to interest expense of $12,163 for the three months ended March 31, 2007. Total debt is $442,116 at March 31, 2008 versus $469,659 at December 31, 2007.

As a result of the foregoing factors, the Company had a consolidated net loss of $73,312 for the three months ended March 31, 2008, compared to a loss of $52,510 for the three month period ended March 31, 2007. Because of the sales declines and the increase in the cost of green beans, there can be no assurances that the Company will be profitable in future periods.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, the Company had working capital of $188,484 versus working capital of $288,822 as of December 31, 2007. The decrease in working capital is due primarily to a decrease in cash of over $60,000, receivables of nearly $16,000, inventories of over $17,000 and a slight drop in payables.

Net cash used in operating activities was $9,949 for the three months ended March 31, 2008 compared to net cash used in operating activities for the three months ended March 31, 2007 of $6,092. The increase in net cash used in operating activities in the three months of 2008 was due to the increased loss for the period offset by variances in the current assets.

Net cash used in investing activities was $25,037 for the three months ended March 31, 2008 compared to $6,544 used in the same period in 2007. Capital additions for the first three months of 2008 were $12,000 for improvements at the Bakery, $5,000 for new computers and office equipment, $5,000 for improved electrical service in the plant and $2,000 for production equipment.

Net cash used in financing activities for the three months ended March 31, 2008 was $27,543 compared to net cash used in financing activities of $20,181 during the same period in 2007. The increase in cash used by financing activities was a result of the note payments to the majority shareholders on the note for the rent that was in arrears. The note was not established until June of 2007.

Because of the operating loss and capital acquisitions and repayment of debt, cash at March 31, 2008 is $41,506 compared to cash at March 31, 2007 of $44,157.

In November 2004, the Company secured a term note with the Savings Bank of Mendocino. This note is amortized over ten years and is payable in five years with a balloon payment on December 1, 2009 at 3% over prime rate. The rate was 7.25% at March 31, 2008. The note is collateralized by the Company’s accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. This note is personally guaranteed by the Company’s majority shareholders. As of March 31, 2008 the balance on the note is $270,750. (See Note 7 of Notes to the Financial Statements)

The Company also has a $25,000 line of credit with the Savings Bank of Mendocino. The credit line is interest only payments renewable annually at 2% over the prime rate. Prime rate was 7.25% at March 31, 2008 with an outstanding balance on the line of $1,000. The credit line is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. The line of credit is personally guaranteed by the Company’s majority shareholders. (See Note 7 of Notes to Financial Statements)

The Company has an interest-only note for $19,919 and a principal and interest note for $53,100 at March 31, 2008, payable to the majority shareholders, directors and officers, Joan and Paul Katzeff. The interest-only note is at 12% due on demand after June 30, 1996, and is uncollateralized. The principal and interest note is at 12% payable in monthly installments of $2,000 plus interest with the balance due on July 15, 2009 and is uncollateralized. (See Note 7 and Note 11 of Notes to Financial Statements)

At March 31, 2008, the Company had total borrowings of $442,116 including $271,750 owing to the Savings Bank of Mendocino. This compares to total borrowings of $469,659 as of December 31, 2007, including $279,352 outstanding to the Savings Bank of Mendocino.

For long-term debt, see Note 7 and Note 11 of the Notes to Financial Statements. For operating leases, see Note 9 of the Notes to Financial Statements. For real estate leases, see Note 10 and Note 11 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$442,116	$109,041	$314,065	$19,010	$—
Operating Leases	15,696	8,263	5,454	1,979	—
Real Estate Leases	1,031,100	154,470	316,710	250,320	309,600
Total Cash Obligations	$1,488,912	$271,774	$636,229	$271,309	$309,600

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

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s Disclosure controls over financial reporting during the first quarter of 2008 that have materially affected or are reasonably likely to affect the Company’s internal controls over financial reporting.

Part II – Other Information

ITEM 1.	LEGAL PROCEEDINGS

-None-

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

-None-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

-None-

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

-None-

ITEM 5.	OTHER INFORMATION

-None-

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (President)

31.3	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (President).

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

b.	No reports filed on Form 8-K

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Paul katzeff Paul Katzeff	Chief Executive Officer	May 15, 2008

/s/ Joan Katzeff Joan Katzeff	President	May 15, 2008

/s/ Sam Kraynek Sam Kraynek	Chief Financial Officer	May 15, 2008