Form 10-Q
period 2008-06-30
THANKSGIVING COFFEE CO INC
filed 2008-08-14
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 33-960-70LA

THANKSGIVING COFFEE COMPANY, INC.

(Exact name of registrant as specified in its charter)

California	94-2823626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19100 South Harbor Drive, Fort Bragg, California	95437
(Address of principal executive offices)	(Zip Code)

(707) 964-0118

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: On August 14, 2008 the registrant had 1,236,744 shares of Class A common stock, no par value per share, and              shares of Class B common stock, par value              per share, outstanding.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

The consolidated financial statements included herein have been prepared by Thanksgiving Coffee Company, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2008 and December 31, 2007, its results of operations for the three month and six month periods ended June 30, 2008 and 2007, and its cash flows for the six month period ended June 30, 2008 and 2007. The results for these interim periods are not necessarily indicative of the results for the entire year. The financial information as of December 31, 2007 is derived from the Company’s audited financial statements and notes for the fiscal year ended December 31, 2007. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2007.

Thanksgiving Coffee Company, Inc.

Balance Sheets

	June 30, 2008 (Unaudited)	December 31, 2007 (See Note 1)
Assets
Current assets
Cash	$70,655	$104,035
Accounts receivable, net of allowance	230,875	210,040
Inventories	390,046	361,795
Prepaid expenses	17,387	28,373

Total current assets	708,963	704,243
Property and equipment
Property and equipment	2,520,492	2,529,930
Accumulated depreciation	(2,164,387)	(2,149,819)

Total property and equipment	356,105	380,111
Other assets
Deposits and other assets	16,804	15,590
Goodwill	130,406	130,406
Other intangibles, net of amortization	13,545	15,957

Total other assets	160,755	161,953

Total assets	$1,225,823	$1,246,307

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Balance Sheets

	June 30, 2008 (Unaudited)	December 31, 2007 (See Note 1)
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$419,272	$213,130
Notes payable - bank	33,446	32,182
Notes payable - other	11,925	10,292
Note Payable - shareholders	43,919	43,919
Capital lease obligations	48,356	48,398
Accrued liabilities	67,994	67,500

Total current liabilities	624,912	415,421
Long term debt
Notes payable - bank	230,607	247,170
Notes payable - shareholder	23,100	35,100
Notes payable - other	6,444	13,108
Capital lease obligations	16,205	39,490

Total long term debt	276,356	334,868

Total liabilities	901,268	750,289
Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and oustanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(561,861)	(390,398)

Total shareholders’ equity	324,555	496,018

Total liabilities and shareholders’ equity	$1,225,823	$1,246,307

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Operations

Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Income
Net sales	$1,108,869	$1,126,787	$2,153,941	$2,254,521
Cost of sales	723,368	628,464	1,353,288	1,296,354

Gross profit	385,501	498,323	800,653	958,167
Operating expenses
Selling, general and administrative expenses	451,688	410,114	900,801	884,085
Depreciation and amortization	25,281	29,174	51,127	61,751

Total operating expenses	476,969	439,288	951,928	945,836

Operating profit/ (loss)	(91,468)	59,035	(151,275)	12,331
Other income (expense)
Miscellaneous income/ (expense)	4,157	(3,935)	1,747	3,222
Interest expense	(10,839)	(11,541)	(21,135)	(23,704)

Total other income (expense)	(6,682)	(15,476)	(19,388)	(20,482)

Profit/ (loss) before income taxes	(98,150)	43,559	(170,663)	(8,151)
Income tax expense	—	—	(800)	(800)

Net profit/ (loss)	$(98,150)	$43,559	$(171,463)	$(8,951)

Profit/ (loss) per share (basic)	$(0.079)	$0.035	$(0.139)	$(0.007)

Profit/ (loss) per share (dilutive)	$(0.079)	$0.035	$(0.139)	$(0.007)

Weighted average number of shares	1,236,744	1,236,744	1,236,744	1,236,744

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

Unaudited

	For the Six Months June 30,
	2008	2007
Operating activities
Net loss	$(171,463)	$(8,951)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	56,468	71,442
Allowance for bad debts	(1,698)	2,847
(Increase) decrease in:
Accounts receivable	(19,137)	46,007
Inventories	(28,251)	57,628
Prepaid expenses	10,985	10,871
Deposits and other assets	(1,214)	1,900
Increase (decrease) in:
Accounts payable	206,142	(142,923)
Accrued liabilities	496	(7,046)

Net cash provided by operating activities	52,328	31,775
Investing activities
Purchases of property and equipment	(36,024)	(13,335)
Proceeds from sale of equipment/disposal	5,975	—

Net cash (used in) investing activities	(30,049)	(13,335)
Financing activities
Proceeds from notes payable and capital leases	—	—
Repayments of notes payable and capital leases	(55,659)	(41,876)

Net cash (used in) financing activities	(55,659)	(41,876)
Decrease in cash	(33,380)	(23,436)
Cash at beginning of period	104,035	76,974

Cash at end of period	$70,655	$53,538

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Notes to Unaudited Financial Statements

1.	Basis of Presentation

The unaudited condensed financial statements in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the SEC. We have continued to follow the accounting policies disclosed in the financial statements included in our 2007 Form 10-KSB filed with the SEC. It is suggested that these statements be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes on Form 10-KSB, as filed with the SEC.

The interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of results to be expected for the full year.

Segment Reporting

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their financial statements. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. See Note 12

Income Taxes

The Company accounts for income taxes under the asset and liability method as prescribed by Financial Accounting Standards Board (“FASB”) Statement No. 109, “Accounting for Income Taxes.” As such, deferred income tax assets and liabilities are recognized for the future tax consequences of the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. See Note 8.

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

Thanksgiving Coffee Company, Inc.

Notes to Unaudited Financial Statements (continued)

2.	Accounts Receivable

Accounts receivable consist of the following:

	6/30/2008	12/31/2007
Accounts receivable	$237,764	$216,602
Less: allowance for doubtful accounts	(6,889)	(6,562)

Net accounts receivable	$230,875	$210,040

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense (recovery) for the six months ended June 30, 2008 and 2007 was $1,226 and $1,686, respectively.

3.	Inventories

Inventories consist of the following:

	6/30/2008	12/31/2007
Coffee
Unroasted	$140,032	$109,560
Roasted	87,714	82,516
Tea	3,664	5,822
Packaging, supplies and other merchandise held for sale	158,636	163,897

Total inventories	$390,046	$361,795

4.	Property and Equipment

Property and equipment consist of the following:

	6/30/2008	12/31/2007
Equipment	$1,268,434	$1,300,627
Furniture and fixtures	216,655	207,361
Leasehold improvements	445,557	429,934
Transportation equipment	174,512	174,512
Marketing equipment	166,162	166,162
Capitalized website development costs	14,076	14,076
Property held under capital leases	235,096	237,258

Total property and equipment	2,520,492	2,529,930
Accumulated depreciation	(2,164,387)	(2,149,819)

Property and equipment, net	$356,105	$380,111

Depreciation expense for the six months ended June 30, 2008 and 2007 was $54,056 and $68,533, respectively.

Thanksgiving Coffee Company, Inc.

Notes to Unaudited Financial Statements (continued)

5.	Goodwill and Other Intangible Assets

As part of the adoption of SFAS No. 142, “Goodwill and Other Tangible Assets,” as of January 1, 2002, the Company no longer amortizes goodwill. At December 31, 2007, the Company performed a test of impairment on goodwill that resulted in no write down at that time.

Intangible assets subject to amortization consist of the following:

	6/30/2008	12/31/2007
Leasehold value	$67,000	$67,000
Trademarks	5,127	5,127

Total intangible assets	72,127	72,127
Accumulated amortization	(58,582)	(56,170)

Other intangibles, net of amortization	$13,545	$15,957

Amortization expense for the six months ended June 30, 2008 and 2007 was $2,412 and $2,908, respectively.

6.	Deposits and Other Assets

Included in Deposits and Other Assets are artwork that was developed for the labels for the tea program and long-term deposits.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7.	Long Term Debt

Notes Payable	6/30/2008	12/31/2007
Note payable to Savings Bank of Mendocino, payable in monthly installments of $4,307 plus interest at 2% over prime rate beginning January 1, 2005 (7.00% at June 30, 2008), final payment is due on December 1, 2009. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders.	$263,053	$278,352
Line of credit to Savings Bank of Mendocino, payable in monthly installments of interest only at 2% over prime rate beginning January 9, 2008 (7.00% at June 30, 2008). The note payable for the line of credit is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders.The line is for a maximum of $25,000 and $1,000 has been used as of June 30, 2008.	1,000	1,000
Note payable to majority shareholders, Paul and Joan Katzeff, uncollateralized,payable in monthly installments of $2,000 plus interest at 12%paid monthly, due on July 15, 2009 .	47,100	59,100
Note payable to majority shareholders, Paul and Joan Katzeff, uncollateralized, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996.	19,919	19,919
Note payable to Mercedes-Benz, payable in monthly installments of $691, including interest at 6.99%, collateralized by a vehicle, final payment due on September 24, 2009.	9,904	13,630
Note payable to Chrysler Financing, payable in monthly installments of $329, including interest at 15.492%, collateralized by a vehicle, final payment due on January 24, 2011	8,465	9,770

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

Capital Lease Obligations	6/30/2008	12/31/2007
Note payable to G.E. Capital, payable in monthly installments of $1,355, including interest at 16.78%, collateralized by equipment, final payment due on March 1, 2009.	11,380	18,214
Note payable to Avaya Financial Services, payable in monthly installments of $824, including interest at 5.855%, collateralized by equipment, final payment due on August 1, 2009.	11,128	15,670
Note payable to Axis Capital, payable in monthly installments of $709, including interest at 15.473%, collateralized by store fixtures, final payment due September 14, 2009.	9,031	12,432
Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $462, including interest at 14.237%, collateralized by equipment, final payment due on May 22,2009	4,737	7,073
Note payable to Marlin Leasing payable in monthly installments of $544, including interest at 17.172%, collateralized by equipment, final payment due on March 1, 2010.	10,739	13,043
Note payable to Marlin Leasing payable in monthly installments of $428, including interest at 18.00%, collateralized by equipment, final payment due on October 1, 2010.	8,937	10,650

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7.	Long Term Debt (continued)

Capital Lease Obligations	6/30/2008	12/31/2007
Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $533, including interest at 22.24%, collateralized by equipment, final payment due on January 10, 2010.	$8,609	$10,806

	414,002	469,659
Less current portion	(137,646)	(134,791)

Long term portion of notes payable	$276,356	$334,868

Interest paid on notes payable and capital lease obligations for the six months ended June 30, 2008 and 2007 was $21,135 and $23,704, respectively.

As of June 30, 2008, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Years Ending June 30,
2009	$137,646
2010	257,346
2011	18,685
2012	325
Thereafter	—

$414,002

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

8.	Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist of the benefit from net operating loss (NOL) carryforwards and temporary differences. The net operating loss carryforwards expire in various years through 2028. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operation loss carryforwards. Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance as of June 30, 2008 are as follows:

Period Ending	Estimated NOL Carryforward less Temporary Differences	NOL Expires	Benefit From NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
June 30, 2008
Federal	$103,694	2017	$15,554	$(15,554)	$(15,554)	$—
	128,576	2018	19,286	(19,286)	(19,286)	—
	96,867	2023	14,530	(14,530)	(14,530)	—
	49,714	2024	7,457	(7,457)	(7,457)	—
	18,755	2025	2,813	(2,813)	(2,813)	—
	135,234	2026	20,285	(20,285)	(20,285)	—
	146,714	2028	22,007	(22,007)	(22,007)	—

	$679,554		$101,932	$(101,932)	$(101,932)	$—

State	$99,944	2016	$8,835	$(8,835)	$(8,835)	$—
	148,642	2018	$13,140	$(13,140)	$(13,140)	$—

	$248,586		$21,975	$(21,975)	$(21,975)	$—

Income taxes at the expected statutory rate are reconciled to the Company’s actual income taxes as follows:

2008
Tax (benefit) at federal statutory rate	(15.00)%
State tax (benefit) net of federal benefit	(7.50)
Non-taxable differences	1.72
Temporary differences	1.35
Valuation allowance	19.90

Tax provision (benefit) - effective rate	0.47%

Income taxes paid for the six months ended June 30, 2008 and the year ended December 31, 2007 were $800 and $800, respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

9.	Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancelable operating leases with terms ranging from three to five years.

As of June 30, 2008, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

Years Ending December 31,
2008	11,460
2009	5,454
2010	1,979

$18,893

Total operating lease payments for the six months ended June 30, 2008 and 2007 was $22,760 in both years.

10.	Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The ten-year lease term ends May 31, 2015. Rental expense under the lease for the six months ended June 30, 2008 and 2007 was $51,600 in both years.

The Company also leases a bakery establishment in Mendocino, California, which lease expires September 30, 2011. The Company leased warehouse premises in Santa Rosa, California, until the lease expired in January of 2007. Rental expense under these operating leases for the six months ended June 30, 2008 and 2007 was $25,320 and $25,068, respectively.

As of June 30, 2008, minimum future rental payments under noncancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years ending December 31,
2008	$77,235
2009	157,020
2010	159,690
2011	147,120
2012	103,200
Thereafter	309,600

$953,865

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

11.	Related Party Transactions

As of June 30, 2008, the Company has an interest only note payable, due on demand, to Paul and Joan Katzeff, (the Company’s majority shareholders, directors and officers). In addition, the Company has a note payable to Paul and Joan Katzeff with a principal balance of $47,100, as of June 30, 2008. This loan is uncollateralized, is due July 15, 2009, requires monthly payments of $2,000 and bears interest at 12% per annum. The Company also leases properties from Paul and Joan Katzeff.

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the six months ended June 30, 2008, is as follows:

Interest payments	$3,920
Rent payments	$51,600
Principal payments	$12,000

The Company’s majority shareholders have also personally guaranteed certain notes payable of the Company (See Note 7).

12.	Information on Business Segments

The Company operates in two different business segments: the specialty coffee business and the retail bakery business. The specialty coffee business, although primarily based in California, sells to grocery stores, serving locations and other retail outlets throughout the United States and some limited international business. The retail bakery business sells exclusively on the north coast of California in Mendocino and Fort Bragg.

Selected financial data by business segment

	6/30/2008	6/30/2007
Net Sales
Specialty Coffee	$1,904,750	$1,993,447
Bakery	270,354	285,245

Total	$2,175,105	$2,278,692

Intersegment Sales
Specialty Coffee	$21,164	$24,171

Total Sales	$2,153,941	$2,254,521

Operating Income/(Loss)
Specialty Coffee	$(95,698)	$43,140
Bakery	(55,577)	(30,809)

Total	$(151,275)	$12,331

Depreciation and Amortization
Specialty Coffee	$41,989	$55,030
Bakery	9,138	6,722

Total	$51,127	$61,751

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

12.	Information on Business Segments (continued)

Interest Expense	6/30/2008	6/30/2007
Specialty Coffee	$21,135	$23,704
Bakery	—	0

Total	$21,135	$23,704

	6/30//2008	12/31/2007
Assets
Specialty Coffee	$991,761	$1,016,918
Bakery	234,062	229,389

Total	$1,225,823	$1,246,306

Fixed Assets
Specialty Coffee	$287,492	$320,067
Bakery	68,613	60,044

Total	$356,105	$380,111

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended to date. In some cases, forward-looking statements may be identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These statements relate to, among other things, possible expansions into new and existing markets and trends in the operations of the Company. Any forward-looking statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. These various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green beans, continuing competition within the Company’s businesses, variances from budgeted sales mix and growth rate, consumer acceptance of the Company’s products, inability to secure adequate capital to fund its operating expenses and working capital requirements, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement the Company’s sales goals, natural disasters, civil unrest in countries which produce coffee and tea, weather and other risks identified herein and in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this Quarterly Report on Form 10-Q. The Company’s forward-looking statements should also be considered in light of its reviewed financial statements, related notes and the other financial information appearing elsewhere in this report and in its other filings with the SEC. As a result of these risks and uncertainties, the Company’s actual results may differ materially and adversely from those expressed in any forward-looking statements. The Company assumes no obligation to update any forward-looking statements.

SUMMARY

Sales of the Company have eroded over the last five years primarily due to declines in the direct distribution sales method of the Company’s business (i.e., delivery by company truck). Increased competition, customer attrition and customers roasting green beans for their own use have all had a negative impact on the Company’s sales. The Company has tried a number of strategies that have not proven effective in abating these declines. The Company has changed its method of distribution to rely less on direct distribution (with only two routes) and instead uses independent distributors or shipping direct (via UPS or other common carrier). The effect of these changes on the Company’s sales has been limited but has reduced distribution expenses. Because of the limited impact of these changes, as well as the increase in cost of sales and other factors noted herein, there can be no assurances that the Company will be profitable in any future period, and, as a consequence, the Company is considering various strategic alternatives.

The Company pays substantially more for its green beans than the market price, because of quality, organic nature of many of its lines and the fact that it uses fair-traded coffees. Green bean costs have continued to rise and have placed pressure on margins. If green bean costs do not decline or continue to rise, whether as a consequence of inclement weather in a major producing area or any other event that affects green bean pricing, and the Company cannot offset costs by raising prices, it would have a negative impact on the Company and its margins.

Management expects that the cost of green beans and other operating expenses will remain at their current high levels or may continue to increase in the remainder of 2008, which could result in additional sales declines and continued net losses.

The Company has a revolving line of credit for $25,000 of which $1,000 is currently outstanding and a term debt facility of $263,053 with the Savings Bank of Mendocino. The term debt is a five-year note due December 1, 2009 and the line of credit is renewed annually. If the credit line should not be renewed or if the Company is unable to repay the debt facility when due, the stability of the Company’s business would be in question. “See Liquidity and Capital Resources.”

Results of Operations

Three months ended June 30, 2008 versus June 30, 2007

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$(17,918)	(1.6)%
Cost of Sales	94,904	15.1%
Gross Margin %	(9.5)%	(21.4)%
Selling, G&A Expense	41,574	10.1%
Depreciation And Amortization	(3,893)	(13.3)%
Interest Expense	(702)	(6.1)%
Net Income (Loss)	(141,709)	—%

Consolidated net sales for the three months ended June 30, 2008 were $1,108,869, down 1.6%, or nearly $18,000 when compared with net sales of $1,126,787 for the same period in fiscal 2007.

Distribution revenues (e.g., revenues generated on the Company’s own truck distribution) were down $13,000 or 3% for the three months ended June 30, 2008, when compared with distribution sales for the same period in 2007. The decline was a result of a fire that occurred at a major customer’s site in the central valley of California. It also is a result of volume declines when the Company implemented a price increase.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were up $11,000, or 4% for the three months ended June 30, 2008 when compared to national sales for the same period in 2007. The increase is attributed to higher sales by the Company’s distributor in southern California.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) decreased $16,000, or 12% for the three months ended June 30, 2008 when compared to mail order sales for the same period in 2007. The decrease was attributable to a decline in the Cornucopia program through the elimination of some partners and a general slowdown in the Company’s online store volume.

Sales by the Company’s bakery were flat for the three months ended June 30, 2008 when compared to bakery sales for the same period in 2007.

Consolidated cost of sales for the three months ended June 30, 2008 were $723,368, up 15.1%, or nearly $95,000 when compared with the cost of sales of $628,464 for the same period in 2007. This increase was a result of an increase in green bean costs of over $70,000 with green bean prices increasing to $2.30 for the three months ended June 30, 2008 versus $2.03 for the same period in 2007. Other increases included higher fuel costs of $6,000 and an increase in labor costs of $8,000 because the Company hired a head roaster. The bakery cost of sales increased by $10,000 because of higher food costs of $6,000 and higher labor costs of $3,000 as the Company hired a manager for its bakery operations.

Consolidated gross margin percentage (gross profit as a percentage of net sales) for the three months ended June 30, 2008 was 34.8%, down 9.5 % when compared with gross margin of 44.2% for the same period in 2007. The decrease in gross margin was a result of lower sales and higher green bean and operating costs as noted above.

Consolidated selling, general and administrative expenses were $451,688 for the three months ended June 30, 2008, an increase of 10.1% or over $41,000 when compared with the selling, general and administrative expenses of $410,114 for the same period in 2007. The increase was a result of a $12,000 increase in wages as the Company’s CEO and President resumed their regular wages that were reduced last year, a $12,000 increase in travel expenses as the Company ‘s personnel toured the country with the Mirembe Kowomera coop to promote their “delicious peace” coffee, an $11,000 increase in audit fees to comply with current regulations for small companies to have a review of their internal controls by an independent accounting firm and an increase in freight costs of $7,000.

Consolidated depreciation and amortization expenses for the three months ended June 30, 2008 were $25,281, a 13.3% decrease, or nearly $4,000, when compared to depreciation expense of $29,174 for the same period in 2007. The decline was a result of only minor capital expenditures made during 2007.

Consolidated interest expense for the three months ended June 30, 2008 was $10,839, a 6.1% decrease compared with interest expense of $11,541 for the same period in 2007. Total debt is $414,002 at June 30, 2008 versus $469,659 at December 31, 2007.

As a result of the foregoing factors, the Company had a consolidated net loss of $98,150 for the three months ended June 30, 2008, compared to a profit of $43,559 for the same period in 2007.

Six Months ended June 30, 2008 versus June 30, 2007:

Consolidated	Increase/(Decrease)	Percent Change
Sales	$(100,580)	(4.5)%
Cost of Sales	56,934	4.4%
Gross Margin	5.3%	(12.5)%
Selling G & A Expense	16,716	1.9%
Depreciation and Amortization	(10,624)	(17.2)%
Interest Expense	(2,569)	(10.8)%
Net Income/(Loss)	(162,512)	—

Consolidated net sales for the six months ended June 30, 2008 were $2,153,941 a decrease of over $100,000 or 4.5%, when compared to sales of $2,254,521 for the same period in 2007.

Distribution revenues (e.g., revenues generated on the Company’s own truck distribution) were down $44,000 or 5%, for the six months ended June 30, 2008 when compared to the same period in 2007. Sales have dropped because of a fire at a major customer’s site in the central valley of California and a drop in sales volume when the Company implemented a price increase. However, there has been no loss of customers in this revenue segment.

National Revenues (e.g., revenues not derived by mail order and direct truck distribution) were down $5,000 or less than 1%, for the six months ended June 30, 2008 when compared to sales for the same period in 2007. Increases with the distributor in southern California were offset by declines in a national account that would not accept a price increase and by loss of business from a major chain that is eliminating the Company’s product as the chain remodels its stores.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) were down $38,000 or 12%, for the six months ended June 30, 2008 when compared to sales for the same period in 2007. Over 50% of the decline was attributable to the Cornucopia program through elimination of some partners and the lack of marketing by the partners to their constituency. The remainder was a slowdown in the Company’s online store volume.

Sales of the Company’s bakery were down $15,000 or 5.2%, for the six months ended June 30, 2008 when compared to the same period in 2007 because of closing the bakery in February 2008 for a period of a week for repairs to the facility.

Consolidated cost of sales for the six months ended June 30, 2008 were $1,353,288 an increase of nearly $57,000 or 4.4% when compared with the cost of sales of $1,296,354 the same period in 2007. The increase was attributed to the increase in green beans. The cost per pound of green beans increased to $2.23 in 2008 compared to $2.01 for the same period in 2007.

Consolidated gross margin (gross profit as a percentage of net sales) for the six months ended June 30, 2008 was 37.2%, down 5.3% when compared with gross margin of 42.5% for the same period in 2007. The drop in gross margin is attributed to the higher bean costs as indicated above.

Consolidated selling, general and administrative expenses were $900,801 for the six months ended June 30, 2008, an increase of nearly $17,000 or 1.9%, when compared to selling, general and administrative expenses of $884,085 for the same period in 2007. The increases were attributed to a 12,000 increase in wages to the Company’s CEO and President resuming their regular wages, which were reduced last year, and $12,000 in travel expenses associated with the promotion of the Mirembe Kowomera coop offset by decreases in the Company’s own truck distribution.

Consolidated depreciation and amortization expenses for the six months ended June 30, 2008 were $51,127 a decline of $10,624 or 17.2%, when compared to depreciation and amortization expenses of $61,751 for the same period in 2007. The decrease is a result of few expenditures being placed in service during 2007.

Consolidated interest expense for the six months ended June 30, 2008 was $21,135 a decrease of 2,569 or 10.8%, when compared to interest expense of $23,704 for the same period in 2007. Total debt has been reduced by $55,657 during the last twelve months.

As a result of the forgoing items, the Company had a consolidated net loss of $171,463 compared to a loss of $8,951 for the same period in 2007. Because of the sales decline and the increases in the cost of green beans and other operating expenses, there can be no assurances that the Company will be profitable in any future periods.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, the Company had working capital of $84,051 versus working capital of $288,822 as of December 31, 2007. The decrease in working capital is due primarily to the increase in accounts payable of $200,000.

Net cash provided by operating activities was $52,328 for the six months ended June 30, 2008 compared to net cash provided by operating activities for the six months ended June 30, 2007 of $31,775. The increase in net cash provided by operating activities in the six months of 2008 was the result of the increase in inventory and receivables offset by the increase in accounts payable.

Cash used in investing activities was $30,049 for the six months ended June 30, 2008 compared to $13,335 used in the same period in 2007. Capital additions for the first six months of 2008 were $12,000 for improvements at the bakery, $7,000 for new computers and office equipment, $5,000 for improvement for the electrical service at the Company’s factory and $6,000 for production equipment.

Net cash used in financing activities for the six months ended June 30, 2008 was $55,659 compared to net cash used in financing activities of $41,876 during the same period in 2007. The cash used by financing was a result of paying debt.

Because of the operating loss and capital acquisitions and repayment of debt, cash at June 30, 2008 declined over $33,000 from the cash balance at January 1, 2008 but was over $17,000 higher than cash at June 30, 2007.

In November 2004, the Company secured a term note with the Savings Bank of Mendocino. This note is amortized over ten years and is payable in five years with a balloon payment on December 1, 2009 at 2% over prime rate. The rate was 7% at June 30, 2008. The note is collateralized by the Company’s accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. This note is personally guaranteed by the Company’s majority shareholders. As of June 30, 2008 the balance on the note is $263,053 (See Note 7 of Notes to the Financial Statements).

The Company also has a $25,000 line of credit with the Savings Bank of Mendocino. The credit line is interest only payments renewable annually at 2% over the prime rate. Prime rate was 7% at June 30, 2008 with an outstanding balance on the line of $1,000. The credit line is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. The line of credit is personally guaranteed by the Company’s majority shareholders. (See Note 7 of Notes to Financial Statements).

The Company has an interest-only note for $19,919 and a principal and interest note for $47,100 at June 30, 2008, payable to the majority shareholders, directors and officers, Joan and Paul Katzeff. The interest-only note is at 12%, with balance due on demand after June 30, 1996 and is uncollateralized. The principal and interest note is at 12% payable in monthly installments of $2,000 plus interest with the balance due on July 15, 2009 and is uncollateralized. (See Note 7 and Note 11 of Notes to Financial Statements)

At June 30, 2008, the Company had total borrowings of $414,002 including $264,053 owing to the Savings Bank of Mendocino. This compares to total borrowings of $469,659 as of December 31, 2007, including $279,352 outstanding to the Savings Bank of Mendocino.

For long-term debt, see Note 7 and Note 11 of the Notes to Financial Statements. For operating leases, see Note 9 of the Notes to Financial Statements. For real estate leases, see Note 10 and Note 11 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$414,002	$137,646	$276,031	$325	$—
Operating Leases	18,893	11,460	7,433	—	—
Real Estate Leases	953,865	154,470	239,475	250,320	309,600
Total Cash Obligations	$1,386,760	$303,576	$522,939	$250,645	$309,600

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

OFF BALANCE SHEET ARRANGEMENTS

None.

SEASONALITY AND INFLATION

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

Inflation has not had a significant effect on the Company’s revenue or expenses historically and we do not expect it to be a significant factor in the short-term. However, inflation may affect the Company’s business in the medium-term to long-term. In particular, the Company’s operating expenses may be affected by a tightening of the job market, resulting in increased pressure for salary adjustments for existing employees and higher cost of replacement for employees that are terminated or resign.

ITEM 4.	CONTROLS AND PROCEDURES

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

Part II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.
(Registrant)

Date: August 14, 2008	/s/ Paul Katzeff
Paul Katzeff, Chief Executive Officer

Date: August 14, 2008	/s/ Joan Katzeff
Joan Katzeff, President

Date: August 14, 2008	/s/ Sam Kraynek
Sam Kraynek, Chief Financial Officer