Form 10-Q
period 2008-09-30
THANKSGIVING COFFEE CO INC
filed 2008-11-14
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

On November 14, 2008 the registrant had 1,236,744 shares of Class A common stock, no par value per share, and              shares of Class B common stock, par value              per share, outstanding.

FORM 10-Q

Financial Statements

and Notes to Financial Statements

Thanksgiving Coffee Company, Inc.

For the Nine Months Ended September 30, 2008 and 2007

PART 1. Financial Information

Item 1.	Financial Statements

The consolidated financial statements included herein have been prepared by Thanksgiving Coffee Company, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2008 and December 31, 2007, and its results of operations for the three month and nine month periods ended September 30, 2008 and 2007 and its cash flows for the nine month periods ended September 30, 2008 and 2007. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-KSB

Thanksgiving Coffee Company, Inc.

Balance Sheets

	September 30, 2008 (Unaudited)	December 31, 2007 (See Note 1)
Assets
Current assets
Cash	$13,772	$104,035
Accounts receivable, net of allowance	208,508	210,040
Inventories	378,623	361,795
Prepaid expenses	21,566	28,373

Total current assets	622,469	704,243
Property and equipment
Property and equipment	2,581,391	2,529,930
Accumulated depreciation	(2,191,741)	(2,149,819)

Total property and equipment	389,650	380,111
Other assets
Deposits and other assets	15,826	15,590
Goodwill	130,406	130,406
Other intangibles, net of amortization	11,535	15,957

Total other assets	157,767	161,953

Total assets	$1,169,886	$1,246,307

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Balance Sheets

	September 30, 2008 (Unaudited)	December 31, 2007 (See Note 1)
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$348,412	$213,130
Notes payable - bank	34,069	32,182
Notes payable - other	11,008	10,292
Note Payable - shareholders	50,467	43,919
Capital lease obligations	73,402	48,398
Accrued liabilities	54,637	67,500

Total current liabilities	571,995	415,421
Long term debt
Notes payable - bank	222,134	247,170
Notes payable - shareholder	10,552	35,100
Notes payable - other	4,760	13,108
Capital lease obligations	22,370	39,490

Total long term debt	259,816	334,868

Total liabilities	831,811	750,289
Commitments & Contingencies (Notes 1,5,7,8,9,10 & 11)
Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and oustanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(548,341)	(390,398)

Total shareholders’ equity	338,075	496,018

Total liabilities and shareholders’ equity	$1,169,886	$1,246,307

Thanksgiving Coffee Company, Inc.

Statements of Operations

Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Income
Net sales	$1,171,993	$1,175,290	$3,325,934	$3,429,811
Cost of sales	713,981	686,962	2,067,269	1,983,316

Gross profit	458,012	488,328	1,258,665	1,446,495
Operating expenses
Selling, general and administrative expenses	412,886	397,987	1,313,687	1,282,072
Depreciation and amortization	26,664	32,859	77,791	94,610

Total operating expenses	439,550	430,846	1,391,478	1,376,682

Operating profit/ (loss)	18,462	57,482	(132,813)	69,813
Other income (expense)
Miscellaneous income/ (expense)	5,849	906	1,621	4,128
Gain/(loss) on sale of fixed assets	—	—	5,975	—
Interest expense	(10,792)	(12,067)	(31,927)	(35,771)

Total other income (expense)	(4,943)	(11,161)	(24,331)	(31,643)

Profit/ (loss) before income taxes	13,519	46,321	(157,144)	38,170
Income tax expense	—	—	(800)	(800)

Net profit/ (loss)	$13,519	$46,321	$(157,944)	$37,370

Profit/ (loss) per share (basic)	$0.011	$0.037	$(0.128)	$0.030

Profit/ (loss) per share (dilutive)	$0.011	$0.037	$(0.128)	$0.030

Weighted average number of shares	1,236,744	1,236,744	1,236,744	1,236,744

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

Unaudited

	For the Nine Months September 30,
	2008	2007
Operating activities
Net Income/(loss)	$(157,943)	$37,370
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	85,832	105,300
Allowance for bad debts	(487)	2,847
(Increase) decrease in:
Accounts receivable	2,018	31,764
Inventories	(16,828)	43,714
Prepaid expenses	6,808	2,579
Deposits and other assets	(236)	2,654
Increase (decrease) in:
Accounts payable	135,282	(117,393)
Accrued liabilities	(12,863)	(30,989)

Net cash provided by operating activities	41,583	77,846
Investing activities
Purchases of property and equipment	(91,527)	(19,652)
Proceeds from sale of equipment/disposal	5,975	—

Net cash (used in) investing activities	(85,552)	(19,652)
Financing activities
Proceeds from notes payable and capital leases	43,860	—
Repayments of notes payable and capital leases	(90,154)	(80,221)

Net cash (used in) financing activities	(46,294)	(80,221)
Decrease in cash	(90,263)	(22,027)
Cash at beginning of period	104,035	76,974

Cash at end of period	$13,772	$54,947

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$31,927	$35,771
Income taxes	$800	$800
Supplemental Non-Cash Transactions
Exchange accounts payable for a note Payable from related party	$—	$73,100

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

September 30, 2008 and 2007

1.	Basis of Presentation

The condensed financial statements in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. We have continued to follow the accounting policies disclosed in the financial statements included in our 2007 Form 10-KSB filed with the Securities and Exchange Commission (SEC). It is suggested that these statements be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes on Form 10-KSB, as filed with the Securities and Exchange Commission.

The interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of results to be expected for the full year.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

2.	Accounts Receivable

Accounts receivable consist of the following:

	9/30/2008	12/31/2007
Accounts receivable	$214,583	$216,602
Less: allowance for doubtful accounts	(6,075)	(6,562)

Net accounts receivable	$208,508	$210,040

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense (recovery) for the nine months ended September 30, 2008 and 2007 was $2,012 and $2,123 respectively.

3.	Inventories

Inventories consist of the following:

	9/30/2008	12/31/2007
Coffee
Unroasted	$133,766	$109,560
Roasted	76,374	82,516
Tea	3,238	5,822
Packaging, supplies and other merchandise held for sale	165,245	163,897

Total inventories	$378,623	$361,795

4.	Property and Equipment

Property and equipment consist of the following:

	9/30/2008	12/31/2007
Equipment	$1,293,041	$1,300,627
Furniture and fixtures	216,655	207,361
Leasehold improvements	459,861	429,934
Transportation equipment	174,512	174,512
Marketing equipment	166,162	166,162
Capitalized website development costs	14,076	14,076
Property held under capital leases	257,084	237,258

Total property and equipment	2,581,391	2,529,930
Accumulated depreciation	(2,191,741)	(2,149,819)

Property and equipment, net	$389,650	$380,111

Depreciation expense for the nine months ended September 30, 2008 and 2007 was $81,410 and $100,937 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

5.	Goodwill and Other Intangible Assets

As part of the adoption of Statement of Financial Accounting Standards (FASB) No. 142, Goodwill and Other Tangible Assets as of January 1, 2002, the Company no longer amortizes goodwill. At December 31, 2007 the Company performed a test of impairment on goodwill that resulted in no write down at that time.

Intangible assets subject to amortization consist of the following:

	9/30/2008	12/31/2007
Leasehold value	$67,000	$67,000
Trademarks	5,127	5,127

Total intangible assets	72,127	72,127
Accumulated amortization	(60,592)	(56,170)

Other intangibles, net of amortization	$11,535	$15,957

Amortization expense for the nine months ended September 30, 2008 and 2007 was $4,422 and $4,362 respectively.

6.	Deposits and Other Assets

Included in Deposits and Other Assets are artwork that was developed for the labels for the tea program and long-term deposits.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7.	Long Term Debt

Notes Payable

	9/30/2008	12/31/2007
Note payable to Savings Bank of Mendocino, payable in monthly installments of $4,307 plus interest at 2% over prime rate beginning January 1, 2005 (7.00% at September 30, 2008), final payment is due on December 1, 2009. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders.	$255,203	$278,352
Line of credit to Savings Bank of Mendocino, payable in monthly installments of interest only at 2% over prime rate beginning January 9, 2008 (7.00% at September 30, 2008). The note payable for the line of credit is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangible and contract rights along with a personal guarantee from the Company’s majority shareholders. The line is for a maximum of $25,000 and $1,000 has been used as of September 30, 2008.	1,000	1,000
Note payable to majority shareholders, Paul and Joan Katzeff, uncollateralized, payable in monthly installments of $2,000 plus interest at 12% paid monthly, due on July 15, 2009.	41,100	59,100
Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996.	19,919	19,919
Note payable to Mercedes-Benz, payable in monthly installments of $691, including interest at 6.99%, collateralized by a vehicle, final payment due on September 24, 2009.	7,992	13,630
Note payable to Chrysler Financing, payable in monthly installments of $329, including interest at 15.492%, collateralized by a vehicle, final payment due on January 24, 2011.	7,776	9,770

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

Capital Lease Obligations

	9/30/2008	12/31/2007
Note payable to G.E. Capital, payable in monthly installments of $1,355, including interest at 16.78%, collateralized by equipment, final payment due on March 1, 2009.	7,744	18,214
Note payable to Avaya Financial Services, payable in monthly installments of $824, including interest at 5.855%, collateralized by equipment, final payment due on August 1, 2009.	8,807	15,670
Note payable to Axis Capital, payable in monthly installments of $709, including interest at 15.473%, collateralized by store fixtures, final payment due September 14, 2009.	7,230	12,432
Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $462, including interest at 14.237%, collateralized by equipment, final payment due on May 22, 2009.	3,505	7,073
Note payable to Marlin Leasing payable in monthly installments of $544, including interest at 17.172%, collateralized by equipment, final payment due on March 1, 2010.	9,516	13,043
Note payable to Marlin Leasing payable in monthly installments of $428, including interest at 18.00%, collateralized by equipment, final payment due on October 1, 2010.	8,025	10,650

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7.	Long Term Debt (continued)

Capital Lease Obligations

	9/30/2008	12/31/2007
Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $533, including interest at 22.24%, collateralized by equipment, final payment due on January 10, 2010.	$7,424	$10,806
Note payable to Bank of the West payable in monthly installmets of $489, including interest at 12.687%, collateralized by equipment, final payment due on May 1, 2013.	20,586	—
Note payable to BSB Leasing Payable in monthly installments of $285.12, including interest at 15.891%, collateralized by equipment, final payment due on June 2, 2012.	9,630	—
Note payable to BSB leasing payable in monthly installments of $390.21, including interest at 14.304%, collateralized by equipment, final payment due June 2, 2012	13,305	—

	428,762	469,659
Less current portion	(168,946)	(134,791)

Interest paid for the nine months ended September 30, 2008 and 2007 was $31,927 and $35,771, respectively.

As of September 30, 2008, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Years Ending September 30,
2009	$168,946
2010	236,552
2011	11,818
2012	9,077
Thereafter	2,369

$428,762

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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance as of September 30, 2008 are as follows:

Period Ending	Estimated NOL Carryforward less Temporary Differences	NOL Expires	Benefit From NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
September 30, 2008
Federal	$103,694	2017	$15,554	$(15,554)	$(15,554)	$—
	128,576	2018	19,286	(19,286)	(19,286)	—
	96,867	2023	14,530	(14,530)	(14,530)	—
	49,714	2024	7,457	(7,457)	(7,457)	—
	18,755	2025	2,813	(2,813)	(2,813)	—
	135,234	2026	20,285	(20,285)	(20,285)	—
	129,288	2028	19,393	(19,393)	(19,393)	—

	$662,128		$99,318	$(99,318)	$(99,318)	$—

State	$99,944	2016	$8,835	$(8,835)	$(8,835)	$—
	132,579	2018	11,720	(11,720)	(11,720)	—

	$232,523		$20,555	$(20,555)	$(20,555)	$—

Income taxes at the expected statutory rate are reconciled to the Company’s actual income taxes as follows:

2008
Tax (benefit) at federal statutory rate	(15.00)%
State tax (benefit) net of federal benefit	(7.50)
Non-taxable differences	3.03
Temporary differences	0.80
Valuation allowance	19.18

Tax provision (benefit) - effective rate	0.51%

Income taxes paid for the nine months ended respectively September 30, 2008 and the year ended December 31, 2007 were $800 and $800.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

9.	Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancelable operating leases with terms ranging from three to five years.

As of September 30, 2008, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

Years Ending September 30,
2009	7,519
2010	1,979
Thereafter	—

$9,498

Total operating lease payments for the nine months ended September 30, 2008 and 2007 was $25,164 and $34,141, respectively.

10.	Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The ten-year lease term ends May 31, 2015. Rental expense under the lease for the nine months ended September 30, 2008 and 2007 was $77,400 in both years.

The Company also leases a bakery establishment in Mendocino, California and warehouse premises in Santa Rosa, California under operating leases expiring September 30, 2011 and January 31, 2007, respectively. The Company terminated the lease for the Santa Rosa facility when it expired in January of 2007. Rental expense under these operating leases for the nine months ended September 30, 2008 and 2007 was $37,980 and $37,128, respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

10.	Long Term Leases (continued)

As of September 30, 2008, minimum future rental payments under noncancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years ending September 30,
2009	$157,020
2010	159,690
2011	147,120
2012	103,200
2013	103,200
Thereafter	146,200

$816,430

11.	Related Party Transactions

As of September 30, 2008, the Company has an interest only note payable, due on demand, to Paul and Joan Katzeff, (the Company’s majority shareholders, directors and officers). In addition, the Company has a note payable to Paul and Joan Katzeff with a principal balance of $41,100, as of September 30, 2008. The loan is uncollateralized, is due July 15, 2009, requires monthly payments of $2,000 and bears interest at 12% per annum. The Company also leases properties from its majority shareholders.

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the nine months ended September 30, 2008, is as follows:

Interest payments	$5,725
Rent payments	$73,100
Principal payments	$16,000

The Company’s majority shareholders’ also guarantee certain notes payable of the Company (See Note 7).

12.	Information on Business Segments

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

12.	Information on Business Segments (continued)

Selected financial data by business segment

	9/30/2008	9/30/2007
Net Sales
Specialty Coffee	$2,900,135	$3,002,156
Bakery	463,231	466,281

Total	$3,363,366	$3,468,437

Intersegment Sales
Specialty Coffee	$37,432	$38,626

Total Sales	$3,325,934	$3,429,811

Operating Income/(Loss)
Specialty Coffee	$(74,081)	$101,320
Bakery	(58,732)	(31,507)

Total	$(132,813)	$69,813

Depreciation and
Amortization
Specialty Coffee	$62,943	$81,522
Bakery	14,848	13,088

Total	$77,791	$94,610

Interest Expense
Specialty Coffee	$31,615	$35,771
Bakery	312	0

Total	$31,927	$35,771

	9/30//2008	12/31/2007
Assets
Specialty Coffee	$905,982	$1,016,917
Bakery	263,904	229,389

Total	$1,169,886	$1,246,306

Fixed Assets
Specialty Coffee	$297,454	$320,067
Bakery	92,196	60,044

Total	$389,650	$380,111

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company has a revolving line of credit for $25,000 of which $1,000 is currently outstanding and a term debt facility of $255,203 with the Savings Bank of Mendocino. The term debt is a five-year note due December 1, 2009 and the line of credit is renewed annually. If the credit line should not be renewed, the stability of the Company’s business would be in question. “See Liquidity and Capital Resources.”

Results of Operations

Three months ended September 30, 2008 versus September 30, 2007

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$(3,297)	(.3)%
Cost of Sales	27,019	3.9%
Gross Margin %	(2.4)%	(5.8)%
Selling, G&A Expense	14,899	3.7%
Depreciation And Amortization	(6,195)	(18.9)%
Interest Expense	(1,275)	(10.6)%
Net Income (Loss)	(32,802)	(70.9)%

Consolidated net sales for the three months ended September 30, 2008 were $1,171,993, down .3%, or more than $3,000 when compared with net sales of $1,175,290 for the same period in fiscal 2007.

Distribution revenues (e.g., revenues generated on the Company’s own truck distribution) were flat for the three months ended September 30, 2008, when compared with distribution sales for the same period in 2007.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were down $16,000, or 3% for the three months ended September 30, 2008 when compared to national sales for the same period in 2007. The decrease is attributed to a drop in sales by an outside distributor to a northern California grocery chain. The chain deletes the Company’s products when their stores are remodeled.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) increased $3,000, or 2% for the three months ended September 30, 2008 when compared to mail order sales for the same period in 2007. The increase was attributable to an article in “O” magazine featuring the Company’s Mirembe products.

Sales of the Company’s bakery increased by $10,000, or 6% for the three months ended September 30, 2008 when compared to bakery sales for the same period in 2007.

Consolidated cost of sales for the three months ended September 30, 2008 were $713,981, up 3.9%, or over $27,000 when compared with the cost of sales of $686,962 for the same period in 2007. This increase was a result of an increase in green bean costs of over $34,000 with green bean prices increasing to $2.30 for the three months ended September 30, 2008 versus $2.07 for the same period in 2007. This increase was offset by a slight decline in wages and packaging costs.

Consolidated gross margin percentage (gross profit as a percentage of net sales) for the three months ended September 30, 2008 was 39.1%, down 5.8 % when compared with gross margin of 41.5% for the same period in 2007. The decrease in gross margin was a result of higher green bean costs.

Consolidated selling, general and administrative expenses were $412,886 for the three months ended September 30, 2008, an increase of 3.7% or nearly $15,000 when compared with the selling, general and administrative expenses of $397,987 for the same period in 2007. The increase was a result of an increase in wages as the CEO and President resumed their authorized wages that were reduced last year.

Consolidated depreciation and amortization expenses for the three months ended September 30, 2008 were $26,664, an 18.9% decrease, or over $6,000, when compared to depreciation expense of $32,859 for the same period in 2007. The decline was a result of only minor capital expenditures made during 2007.

Consolidated interest expense for the three months ended September 30, 2008 was $10,792, a decrease of over $1,000, or 10.6% compared with interest expense of $12,067 for the same period in 2007. Total debt is $428,762 at September 30, 2008 versus $469,659 at December 31, 2007.

As a result of the foregoing factors, the Company had a consolidated net profit of $13,519 for the three months ended September 30, 2008, compared to a profit of $46,321 for the same period in 2007. Because of the sales declines and the increases in the cost of green beans and other operating expenses, there can be no assurances that the Company will be profitable in future periods.

Nine Months ended September 30, 2008 versus September 30, 2007:

Consolidated	Increase/(Decrease)	Percent Change
Sales	$(103,877)	(3)%
Cost of Sales	83,953	4.2%
Gross Margin	(4.4)%	(10.4)%
Selling G & A Expense	31,615	2.5%
Depreciation and Amortization	(16,819)	(17.8)%
Interest Expense	(3,844)	(10.7)%
Net Income/(Loss)	(195,314)	—

Consolidated net sales for the nine months ended September 30, 2008 were $3,325,934 a decrease of over $103,000 or 3%, when compared to sales of $3,429,811 for the same period in 2007.

Distribution revenues (e.g., revenues generated on the Company’s own truck distribution) were down $42,000 or 3.1%, for the nine months ended September 30, 2008 when compared to the same period in 2007. Sales have dropped because of a fire at a major customer in the central valley of California (that began purchasing again in August of 2008) and a drop in volume when the Company implemented a price increase. However, there has been no loss of customers in this revenue segment.

National Revenues (e.g., revenues not derived by mail order and direct truck distribution) were down $28,000, or 2.3%, for the nine months ended September 30, 2008 when compared to sales for the same period in 2007. Increases with the distributor in southern California were offset by declines in a national account that would not accept a price increase and loss of business from a major northern California grocery chain that eliminates the Company’s product when it remodels its stores.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) were down $30,000 or 8.7%, for the nine months ended September 30, 2008 when compared to sales for the same period in 2007. Most of the decline was attributable to the Cornucopia program through elimination of some partners and the lack of marketing by the other partners to their constituency.

Sales of the Company’s bakery were down $3,000 or .7%, for the nine months ended September 30, 2008 when compared to the same period in 2007 because of closing the bakery in February 2008 for a period of a week for repairs to the facility.

Consolidated cost of sales for the nine months ended September 30, 2008 were $2,067,269 an increase of nearly $84,000 or 4.2% when compared with the cost of sales of $1,983,316 for the same period in 2007. The increase was attributed to the increase in green beans. The cost per pound of green beans increased to $2.25 for the nine months ended 2008 compared to $2.03, or $98,000 for the same period in 2007.

Consolidated gross margin (gross profit as a percentage of net sales) for the nine months ended September 30, 2008 was 37.8%, down 10.4% when compared with gross margin of 42.2% for the same period in 2007. The drop in gross margin is attributed to the higher bean costs as indicated above.

Consolidated selling, general and administrative expenses were $1,313,687 for the nine months ended September 30, 2008, an increase of nearly $32,000 or 2.5%, when compared to selling, general and administrative expenses of $1,282,072 for the same period in 2007. The increases were attributed to a $34,000 increase in wages to the CEO and President resuming their authorized wages which were reduced last year.

Consolidated depreciation and amortization expenses for the nine months ended September 30, 2008 were $77,791 a decline of nearly $17,000 or 17.8%, when compared to depreciation and amortization expenses of $94,610 for the same period in 2007. The decrease is a result of few expenditures being placed in service during 2007.

Consolidated interest expense for the nine months ended September 30, 2008 was $31,927 a decrease of 3,844 or 10.7%, when compared to interest expense of $35,771 for the same period in 2007. Total debt at September 30, 2008 was $428,762 versus $469,659 at December 31, 2007.

As a result of the forgoing items, the Company had a consolidated net loss of $157,944 for the nine months ended September 30, 2008 compared to a profit of $37,370 for the same period in 2007. Because of the sales decline and the increases in the cost of green beans and other operating expenses, there can be no assurances that the Company will be profitable in any future periods

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, the Company had working capital of $50,474 versus working capital of $288,822 as of December 31, 2007. The decrease in working capital is due primarily to the increase in accounts payable of over $156,000 and a drop in cash of over $90,000.

Net cash provided by operating activities was $41,583 for the nine months ended September 30, 2008 compared to net cash provided by operating activities for the nine months ended September 30, 2007 of $77,846. The decrease in net cash provided by operating activities in the nine months of 2008 was principally the result of the increased loss of nearly $158,000 versus a profit last year of over $37,000 offset by the increase in accounts payable of over $135,000.

Cash used in investing activities was $85,552 for the nine months ended September 30, 2008 compared to $19,652 used in the same period in 2007. Capital additions for the first nine months of 2008 were $12,000 for a new floor, $10,000 for a new freezer and cooler display case and $13,500 for a vented hood for the cook surface at the Bakery, and $36,000 for brewing and grinding equipment, $8,000 for new computers and office equipment, $5,000 for improvement for the electrical service in the plant and $6,000 for production equipment at the Coffee Company. In addition, the Company received an insurance settlement of $5,975 over the net book value for Company equipment destroyed in a fire at a customer location.

Net cash used in financing activities for the nine months ended September 30, 2008 was $46,294 compared to net cash used in financing activities of $80,221 during the same period in 2007. The decrease in net cash used by financing activities was a result of paying debt offset in 2008 by incurring additional debt for capital equipment.

Because of the operating loss and capital acquisitions and repayment of debt, cash at June 30, 2008 declined over $90,000 to $13,772 from the cash balance at January 1, 2008 and was over $41,000 lower than cash at September 30, 2007.

In November 2004, the Company secured a term note with the Savings Bank of Mendocino. This note is amortized over ten years and is payable in five years with a balloon payment on December 1, 2009 at 2% over prime rate. The rate was 7% at September 30, 2008. The note is collateralized by the Company’s accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. This note is personally guaranteed by the Company’s majority shareholders. As of September 30, 2008 the balance on the note is $255,203 (See Note 7 of Notes to the Financial Statements)

The Company also has a $25,000 line of credit with the Savings Bank of Mendocino. The credit line is interest only payments renewable annually at 2% over the prime rate. Prime rate was 7% at September 30, 2008 with an outstanding balance on the line of $1,000. The credit line is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. The line of credit is personally guaranteed by the Company’s majority shareholders. (See Note 7 of Notes to Financial Statements)

The Company has an interest-only note for $19,919 and a principal and interest note for $41,100 at September 30, 2008, payable to the majority shareholders, directors and officers, Joan and Paul Katzeff. The interest-only note is at 12%, with balance due on demand after June 30, 1996 and is uncollateralized. The principal and interest note is at 12% payable in monthly installments of $2,000 plus interest with the balance due on July 15, 2009 and is uncollateralized. (See Note 7 and Note 11 of Notes to Financial Statements)

At September 30, 2008, the Company had total borrowings of $428,762 including $256,203 owing to the Savings Bank of Mendocino. This compares to total borrowings of $469,659 as of December 31, 2007, including $279,352 outstanding to the Savings Bank of Mendocino.

For long-term debt, see Note 7 and Note 11 of the Notes to Financial Statements. For operating leases, see Note 9 of the Notes to Financial Statements. For real estate leases, see Note 10 and Note 11 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$428,762	$168,946	$236,552	$20,895	$2,369

Operating Leases	9,498	7,519	1,979	—	—

Real Estate Leases	816,430	157,020	306,810	206,400	146,200

Total Cash Obligations	$1,254,690	$333,485	$545,341	$227,295	$148,569

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s stock is generally illiquid and there have been few trades in recent years. There have been three trades in the Company’s Common Stock since 1999. In June 2004, 750 shares were traded at $4.50 per share. In December 2005, 400 shares were traded at $2.00 per share.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s Disclosure controls over financial reporting during the third quarter of 2008 that have materially affected or are reasonably likely to affect the Company’s internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

-None-

ITEM 1A.	RISK FACTORS

-None-

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

-None-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

-None-

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting held in Fort Bragg, California at 10:00 A.M. on Monday, September 22, 2008, the Company submitted for a vote of security holders the election of three directors and ratification of the Company’s independent public accountants Schumacher & Associates, Inc. Below is a summary of the results:

Proposal No.1: Election of three directors

Name	Shares for	Against/Withheld	Abstain
Paul Katzeff	980,250	0	0
Joan Katzeff	980,250	0	0
Nicholas Hoskyns	979,950	0	300

Proposal No. 2: Ratification of Schumacher & Associates, Inc. Certified Public Accountants as independent public accounts for the Company

Name	Shares for	Against/Withheld	Abstain
Schumacher & Associates, Inc.	980,250	0	0

ITEM 5.	OTHER INFORMATION

-None-

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (President)

31.3	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (President).

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

b.	No reports filed on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this Quarterly Report to be signed on it behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Paul Katzeff Paul Katzeff	Chief Executive Officer	November 14, 2008

/s/ Joan Katzeff Joan Katzeff	President	November 14, 2008

/s/ Sam Kraynek Sam Kraynek	Chief Financial Officer	November 14, 2008