Form 10-K
period 2008-12-31
THANKSGIVING COFFEE CO INC
filed 2009-03-31
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 12/31/2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 033-960-70-LA

Thanksgiving Coffee Company, Inc.

(Exact name of registrant as specified in its charter)

California	94-2823626
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

19100 S. Harbor Dr. Fort Bragg, CA	95437
(Address of principal executive offices)	(Zip Code)

(707) 964-0118

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant’s stock is generally illiquid and there have been few trades in recent years. There have been three trades in the registrant’s Common Stock since 1999. In June 2004, 750 shares were traded at $4.50 per share. In December 2005, 400 shares were traded at $2.00 per share. In October 2007, Paul Katzeff, a director and Chief executive Officer of the registrant, purchased 70 shares for $2.104 per share. See “Part II, Item 5, Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.” The approximate aggregate market value of the common equity held by non-affiliates of the registrants of March 26, 2009, using the October 2007 trading price, was $569,225.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 26, 2009
Common Stock, no par value	1,236,744 shares

DOCUMENTS INCORPORATED BY REFERENCE

PART I

ITEM 1	BUSINESS

When we refer to “we,” “our,” “us” or “Company” in this Annual report on Form 10-K, we mean the Thanksgiving Coffee Company, Inc.

FORWARD LOOKING INFORMATION

In addition to historical information, this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “would,” “should,” “could,” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These statements relate to, among other things, possible expansions into new and existing markets and trends in the operations of “Company”. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green coffee beans, continuing competition within the Company’s markets, variances from budgeted sales mix and growth rate, consumer acceptance of the Company’s products, inability to secure adequate capital to fund its operating expenses and working capital requirements, inability to sell the Company’s bakery, inability to increase prices for the Company’s products, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement the Company’s sales goals, natural disasters, civil unrest in countries which produce coffee and tea, weather and other risks identified herein. We do not intend, and undertake no obligations, to update any of our forward-looking statements after the date of this annual report to reflect actual results of future events or circumstances. Given these risks and circumstances, readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this annual report.

GENERAL

For 36 years the Company has purchased and roasted high quality coffee beans and marketed them to the specialty coffee market. The Company buys green coffee beans (which are the color of coffee beans before they are roasted) through six main importers.

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

In October 1996, the Company completed its initial public offering of shares of its Common Stock. As of March 26, 2009, 1,323 non-affiliated shareholders (shareholders who are not officers, directors, 5% or greater holders of the Company’s Common Stock or affiliates of the Company) held shares of the Company’s Common Stock, representing approximately 21.9% of the outstanding shares.

PRODUCTS

Coffee. The Company roasts a wide variety of whole bean caffeinated, decaffeinated, flavored, blended and unblended coffees. With the exception of its high-caffeinated coffees, the Company roasts only high quality Arabica beans with a focus on organic, shade grown and fair- traded beans (these are coffees where a floor price has been established). Arabica beans are grown at high altitudes where the cooler climate results in slow growth and usually higher quality. In addition to its current line of classic specialty and estate coffees from over 20 countries, the Company is producing custom products for the American Birding Association and the Dian Fossey Gorilla Fund International under exclusive contracts and private-label products for over 100 retail and serving accounts. The Company has the ability to have products custom packaged and blended for retailers and serving accounts.

Tea. The Company’s Royal Gardens Tea (“Royal Gardens”) is a product line that currently offers 20 traditional teas from South Africa, China, India, Sri Lanka and Japan.

Complementary products. The Company sells a wide variety of complementary coffee and tea products and accessories, such as coffee makers, grinders, thermal carafes, books, T- shirts, mugs, compact discs and chocolate covered espresso beans.

The Company sells its coffees and teas through a multi-channel distribution network consisting of wholesale distribution operations, the Bakery and direct marketing operations. The Company offers complementary products through all of these channels of distribution. Complementary products are purchased from third party vendors on an as-needed basis and resold to the Company’s customers. The Company generally provides its wholesale customers with brewing, grinding and related equipment (leased from third party leasing companies) and product displays (designed and manufactured by the Company) at no charge if predetermined sales volumes are reached.

Of the total fiscal 2008 revenues of $4,592,192, 85% were from roasted coffee, 13.1% were from the Bakery, 1.6% was from resale items, and .2% was from tea products.

COFFEE INDUSTRY

Total sales of coffee in the United States are expected to grow by a compounded rate of 6.9% from 2005 to 2010, reaching $48.2 billion by 2010, according to the U.S. Market for Coffee and Ready-to-Drink Coffee, a report from market research publisher Packaged Facts. According to the National Coffee Association of USA, Inc. coffee now surpasses soft drinks as the most popular beverage after water. Daily coffee drinking, according to their study, is up for the fourth year in a row with younger drinkers dominating the increases.

In the 1970’s, when the Company began to roast coffee, there were less than 100 roasters in the country, with the large roasters accounting for nearly all of the coffees consumed. Today, there are over 1,200 specialty coffee roasters, each segmenting and fragmenting the market, adapting to a wide variety of niche markets. They are focusing on their ability to provide a wide range of coffee origins, freshly roasted in the appropriate style to meet the specific needs of local and regional markets.

According to a survey of Lifestyles of Health and Sustainability Consumer Trends Database by the Natural Marketing Institute, 60% of U.S. adults would more likely purchase products of companies that are mindful of the impact their product has on the environment and society. In the study, 57% of the consumers are more loyal to companies that are socially responsible and 52% said they would recommend the food products of these companies to their friends. More that 38% of the respondents said they would pay more to buy products of socially responsible companies. In the book “The Better World Shopping Guide” by Ellis Jones, the Company is listed as an “A+” producer because of its environmental and socially responsible practices and is listed as a “Corporate Hero” in the coffee segment of the book for consumers. Even in today’s difficult economy, 34% of Americans are more likely to buy environmentally responsible products and another 44% indicate their environmental habits have not changed as a result of the economy according to the results of a 2009 study by Cone Consumer Environmental Survey.

As a backlash to free trade, fair trade has gained the attention of consumers in this country. TransFair USA, a certification agency, reports that $208 million worth of Fair Trade coffee has been certified. Although still a small percentage of the total coffee market, sales have tripled in the past three years and constitute a growing segment of the gourmet coffee market according to TransFair USA. Today, fair trade coffee is roasted by 280 U. S. companies and sold at thousands of retail outlets. Dunkin Donuts, the number one U.S. retailer of coffee by the cup, has rolled out a fair trade espresso line of drinks. Even Starbucks, the largest specialty coffee company in the United States, offers fair trade coffee.

MARKETING STRATEGY

The Company’s sales and marketing efforts are currently organized in four different sales methods:

1. Wholesale, Direct Delivery. This sales method includes customers in Northern California counties contiguous to the Company’s plant in Fort Bragg, California, and is serviced by Company trucks and/or outside distributors. The Company owns or leases trucks and delivers coffee within a radius of 100 miles or less from Fort Bragg. Because of the cost of operating its own fleet, the Company has reduced its own fleet in favor of using distributors in certain areas previously serviced by the Company. Total Company routes have declined from nine to three over the last five years. Outside distributors have continued to service these routes.

2. Wholesale Delivery by Other Means. This sales method includes accounts that are serviced by UPS or other common carriers. Delivery is made to over 500 accounts that span all 50 states of the United States. This method is either handled direct, via broker or by a distributor.

3. Direct Marketing. This sales method includes accounts serviced through catalogue or online programs.

4. Retail. This sales method consists of servicing the consumer through the Bakery.

The first three sales methods are part of the Company’s specialty coffee and tea segment and the fourth sales method comprises the Company’s Bakery segment. See Note 12 to the “Notes to Financial Statements” included in this annual report.

ENVIRONMENTAL SENSITIVITY

Song Bird Coffee. 1997, the Company entered into an exclusive arrangement with the American Birding Association, one of America’s most active and prestigious birding membership associations, to market Song Bird Coffee™ . Migratory bird populations are in decline due to loss of habitat, which results from the clearing of shade tree canopy to allow coffee to grow in the sun. The Smithsonian Migratory Bird Center’s landmark 1996 study reported that as many as 60% of the migratory bird population of North America had disappeared since 1972, and that this disappearance could be traced to the reduction of forest habitat in Central and South America caused by “technification” of coffee agriculture. The Company’s exclusive relationship with the American Birding Association has provided alternative venues for the Company to market its products (venues other than the traditional venues comprised of supermarkets and serving locations), such as to bird lovers in bird stores and home and garden centers.

The Company believes that its relationship with the American Birding Association and its marketing of Song Bird Coffee have distinguished the Company’s role and image in the marketplace. Song Bird Coffee sales represented 6% of the Company’s packaged and bulk roasted coffee sales in 1997 and grew to 14% in 2002, 2003, 2004 and 2005. In each of 2006 and 2007, Song Bird Coffee sales represented 11% of the Company’s total packaged and bulk roasted coffee sales and in 2008 represented 10% of such sales.

There are no assurances that any of the Company’s programs will be successful in increasing the Company’s sales, revenue or profitability.

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

In addition to paying a floor price (for coffee purchased from cooperatives in the TransFair USA program) which is currently set at $0.10 per pound above the coffee commodity price of the New York Commodity Exchange, the TransFair USA program works only with democratically-run cooperatives which are the recipients and disbursers of additional funds. With this program, the layers of middlemen are cut, so that the cooperative is generally dealing directly with a green coffee broker or the roaster itself. The cooperative also provides a source of low cost credit for farmers who cannot generally get bank credit because of the risks in their business. In addition, most of these farmers grow their coffee in the shade of taller forest canopies, providing habitat for songbirds.

The Company believes that this niche provides a potential opportunity for growth. The Company provides educational programs, tastings and brochures to familiarize the public with the fair trade theme. The Company’s sales of fair trade certified coffee in 2008 were approximately $633,000, $355,000 in each of 2006 and 2007 $315,000 in 2005, $300,000 in 2004, $228,000 in 2003, $206,000 in 2002 and $73,400 in 2000, when the Company first introduced its fair-trade certified products.

Rwanda Coffee The Company entered into an exclusive arrangement with the Dian Fossey Gorilla Fund International and the Dukunde Kawa Coop in 2004. This association combines the elements of environmental sensitivity by helping to prevent poaching of the last remaining mountain gorillas and promoting economic sustainability to the Rwandan coffee farmer by selling Gorilla Fund Coffee. The Company pays Fair Trade prices to the Dukunde Kawa Coop and donates between 50 cents and $1.00, depending on distribution method, to the Dian Fossey Gorilla Fund International. Sales of the Company’s Gorilla Fund Coffee help ensure that fair prices are paid to Rwandan coffee farmers, reduce pressure on the forest’s resources, support health and education advances in Rwanda and assist the Dian Fossey Gorilla Fund International operate projects intended to save the mountain gorillas. This is a positive collaboration between producers and consumers, punctuated by a fair and equitable distribution of the value of raw coffee as it is converted to a value-added beverage. Our Gorilla Fund coffee sales in 2004, 2005, 2006, 2007 and 2008 were approximately $60,000, $65,000, $82,000, $105,000 and $110,000, respectively. The Rwandan coffee has become a staple in many of the Company’s blends. Our Gorilla Fund coffee received a 90 rating out of a possible 100 rating from the prestigious “Coffee Review” cupper Ken Davids in 2004. We believe this project has increased awareness of Rwandan coffee in this country. Rwandan coffees have become increasingly popular, and both small and large specialty coffee roasters worldwide, including Starbucks, have begun offering Rwandan coffees in their lines.

Peace Coffee In 2005, the Company began working with a cooperative in Uganda called Mirembe Kawomera or “delicious peace” coffee. The cooperative is comprised of a group of 700 small scale farmers and their families who grow high quality Arabica coffee on the slopes of Mt. Elgon in Mbale, Uganda. They are made up of Jewish, Christian and Muslim faiths all working together to promote peace and harmony while harvesting excellent fair-trade certified coffee. The Company has been visiting synagogues, churches and mosques to promote the Mirembe Kawomera coffee. Our Peace coffee sales for the products in 2005, 2006, 2007 and 2008 were approximately $32,000, $108,000, $186,000 and 243,000, respectively.

Because of the Company’s work with the Mirembe Kawomera Cooperative, the Company and the cooperative have received the prestigious “Dr. Jean Mayer Global Citizenship Award” in 2008. The award was given to the Company and Mirembe Kawomera Cooperative for our efforts in alleviating poverty, creating accountable and sustainable trade practices, encouraging peace and promoting interfaith harmony. Former recipients of the award include Archbishop Desmond Tutu of South Africa.

The Company’s mix of products has evolved from that of specialty coffee with flavor and taste to one that now also promotes social justice, environmental sensitivity and organically grown coffees. Nearly 75% of the Company’s packaged and bulk roasted sales fall into one or all of these categories.

COMPETITION

The specialty coffee market is highly competitive, and the Company competes against all sellers of specialty coffee. At the wholesale level, the Company competes with several nationally known premium coffee brands, such as Proctor & Gamble’s Millstone label, Nestle’s Nescafe label and Green Mountain Coffee Roasters as well as other lesser known brands and store brands. The Company also competes regionally in Northern California with specialty roasters such as Peet’s, Taylormaid and Jeremiah’s Pick for retail shelf space and with large regional roasters for food service trade. In the direct mail area, the Company competes with established suppliers such as Gevalia, a division of General Foods Corporation, as well as with other direct mail companies, including Starbucks, the leading independent specialty coffee retailer and wholesaler.

The Company also competes with other eco-friendly coffee companies such as Equal Exchange, Counter Culture, Café Mam, and other coffee companies that sell eco-friendly coffees as part of their product line.

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

The Company believes its long-term relationships with many cooperatives in the various growing regions where it buys coffee and with coffee bean brokers provide adequate sources of supply of high-quality green beans to meet the Company’s needs for the foreseeable future. However, a worldwide supply shortage of the high quality Arabica coffees the Company purchases, the loss of one or more of these broker relationships or a shortage of organic, fair trade and shade grown beans, in particular, could have an adverse impact on the Company.

Supplies of tea are secured from traditional sources that are readily available in the marketplace.

CUSTOMERS

In 2008, one customer accounted for 16.5% of the Company’s total revenue. This is a distributor of the Company’s products and also resells the Company’s products through its serving locations. A loss of this account or any other large account, or a significant reduction in sales to any of the Company’s principal customers, could have an adverse impact on the Company. See “Management’s Discussion and Analysis.”

We have concerns regarding the current economic situation. The United States and the global economy is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company’s operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

INTELLECTUAL PROPERTY

The Company holds various federal registrations in the United States for the following trademarks and service marks: Thanksgiving Coffee Company, Royal Gardens Tea Company, Pony Express, Time Bandits, Grand Slam Coffee, “Not Just a Cup. But a Just Cup,” “Many Beans are Picked, Few are Chosen,” Mayan Harvest, Inca Harvest, and End the Embargo. From time to time, federal trademark and service mark registrations must be renewed. The Company does not hold any patents.

GOVERNMENT REGULATION

The Company’s roasting plant has been certified wholly organic by the United States Department of Agriculture (USDA). The Organic Crop Improvement Association (OCIA) is the inspecting agent. The OCIA has also certified the organic practices of several farms from which the Company receives green beans. The certification criteria of the OCIA, an independent organization, meet the standards promulgated under the Organic Foods Production Act of 1990, allowing the Company to market product originating at the certified farms as organic.

Our coffee roasting facility is subject to state and local air-quality and emissions regulations. If we encounter difficulties in obtaining any necessary licenses or complying with these laws and regulations our ability to produce any of our roasted products would be severely limited. We believe that we are in compliance with all material respects of such laws and regulations and that we have obtained all material licenses that are required for the operation our business. We are not aware of any environmental regulations that have or that we believe will have a material adverse effect on our operations.

EMPLOYEES

As of December 31, 2008, the Company had twenty-four full-time employees and twenty-one part-time employees.

ITEM 1A.    RISK FACTORS

We are a smaller reporting company and are not required to provide information required by this item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

We are a smaller reporting company and are not required to provide information required by this item

ITEM 2	PROPERTIES

The executive offices of the Company occupy approximately 14,500 square feet at 19100 South Noyo Harbor Drive, Fort Bragg, California 95437, which address also includes a warehouse and the capacity for manufacturing operations. The Company leases an additional 1,626 square feet of storage space on the Fort Bragg waterfront. These facilities are currently being leased for a ten-year term under a lease signed on November 1, 2005 at a rate of approximately $8,600 per month from Joan and Paul Katzeff, who are founders, principal shareholders, officers and directors of the Company. The Company believes this lease represents an arms-length rate and arms-length terms for comparable space in the Fort Bragg area. The lease rate has remained the same for the last twelve years. See Item 13 “Certain Relationships and Related Party Transactions, and Director Independence” and Notes 10 and 11 to the “Notes to Financial Statements” included in this annual report.

The Bakery, located at 10438 Lansing Street in Mendocino, California, is approximately 1,617 square feet and is leased from an unaffiliated third party. The Company currently pays rent of approximately $4,589 per month for the Bakery pursuant to a lease that expires September 30, 2011.

While the Company believes that its current facilities are adequate for its current and expected operations, it may become necessary to lease or acquire additional or alternative space in the future.

ITEM 3.	LEGAL PROCEEDINGS

No material legal matters in which the Company is a party or of which its property is the subject are pending at this time.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Trades in the Company’s Common Stock are made through Mutual Securities, Inc., in Ukiah, California, an order matching service. No established public trading market exists for the Company’s Common Stock. The Company’s Common Stock is not listed on any exchange or the automated quotation system.

The Company is aware of four trades in 1999 with respect to the Company’s Common Stock. The average price of these transactions as reported by Mutual Securities was $4.74 per share. The first three trades were for a total of 2,200 shares at $5.00 per share and took place in the first three quarters of 1999. The last trade for 150 shares took place in the last quarter of 1999 and was for $1.00 per share. No trades took place in 2000, 2001, 2002 or 2003. The Company is aware of one trade in June 2004 for 750 shares of the Company’s Common Stock at $4.50 per share and one trade in December 2005 for 400 shares of the Company’s Common Stock at $2.00 per share. In October 2007, Paul Katzeff, a director and Chief Executive Officer of the Company, purchased 70 shares of the Company’s Common Stock at $2.104 per share.

Holders. As of March 26, 2009, there were approximately 1,326 holders of record of the Company’s Common Stock.

Dividends. The Company has neither declared nor paid any cash dividend since its inception. The Company intends to retain all earnings for use in its business and therefore does not anticipate paying any cash dividends in the near future.

Securities Authorized for Issuance Under Equity Compensation Plans. The Company does not presently have an equity compensation plan or any individual compensation arrangement under which the Company’s equity securities, such as options, warrants or rights, have been authorized for issuance.

Recent Sales of Unregistered Securities. No sales of the Company’s equity securities were made by the Company during the fiscal year ended December 31, 2008.

Company Purchases of its Equity Securities. No purchases of the Company’s securities were made by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) during the fiscal year ended December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company and are not required to provide information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with the Company’s audited financial statements and notes thereto appearing elsewhere in this annual report.

SUMMARY

Sales of the Company’s products have continued to erode over the last five years, primarily due to declines in the direct distribution sales method of the Company’s business (i.e., delivery by Company truck). Additional competition, customers that have gone out of business, and customers that have begun roasting coffee beans for their own use have all had a negative impact on the Company’s sales. The Company has tried a number of strategies that have not proven effective in abating these declines. In 2004, it began changing its method of distribution to rely less on direct distribution by Company owned or leased trucks in favor of using independent distributors or shipping direct (via UPS or other common carrier). This change did result in a reduction in expenses. Although the Company was profitable in 2007, it was a result of a reduction in expenses and not an increase in volume. The losses for the 2008 are primarily attributable to the Bakery operation because of increased costs of operations and the impairment of goodwill writeoff. If the Company cannot reverse the decline in its sales volume and or reduce the operating costs at the Bakery, it may not be able to achieve profitability in future years.

The Company pays substantially more for its coffee beans than the market price, because of quality, organic nature of many of its lines and the fact that it uses fair-traded coffees. During 2007, the Company’s sales mix changed by selling to customers with higher margins and selling more coffee direct to the consumer through its mail order and Cornucopia divisions resulting in improved margins for the year. However, the world price of coffee has continued to increase and the price of green beans continued to rise in 2008. If the rise in green bean prices should continue as a consequence of inclement weather in a major producing area or any other event that affects coffee pricing, it would have a negative impact on the Company and its margins.

The Company has a revolving line of credit and a term debt facility with the Savings Bank of Mendocino. The term debt is a five-year note due December 1, 2009, and the line of credit is renewed annually. If the term debt or credit line should not be renewed, the stability of the Company’s business would be in question. “See Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

2008 Compared to 2007

Consolidated	$ Inc/(Dec)	% Inc/(Dec)
Net Sales	$(74,162)	(1.6)%
Cost of Sales	$201,321	7.7%
Gross Margin	(5.3)%	(12.0)%
Selling, G & A Expense	$18,352	1.1%
Depreciation and Amortization	$(17,044)	(14.0)%
Other Income/ (Expense)	$122,516	(280.0)%
Net Income/ (Loss)	$(399,307)	—%

Revenues. Consolidated net sales for the year ended December 31, 2008 were $4,592,192, down 1.6% or over $74,000 when compared to sales of $4,666,354 for the year ended December 31, 2007.

Distribution revenues (e.g., revenues generated on the Company’s truck distribution) were down nearly 2%, or $54,000 for twelve months ended December 31, 2008 when compared to the same period in 2007. The decline in distribution revenues was a result of a drop in bulk sales at some customer retail locations when the Company raised its prices this summer and as a result of a large chain discontinuing the Company’s product placement when their stores were remodeled.

National revenues (e.g., revenues not derived by mail order and direct delivery distribution) increased nearly $32,000, or up 1% for the twelve months ended December 31, 2008 when compared to the same period in 2007. The increased volume was a result of increases from the Company’s Southern California distributor and the reopening of a major attraction in San Francisco.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) decreased 5%, or $38,000 for the twelve months ended December 31, 2008 when compared to the same period in 2007. The declines were a result of decreases in the Company’s Cornucopia program because of the lack of marketing support from its non-profit partners.

Sales by the Company’s bakery were down $14,000 for the twelve months ended in 2008 when compared to the same period in 2007.

Cost of Sales. Consolidated cost of sales for the year ended December 31, 2008 was $2,816,523, an increase of over $201,000, or 7.7% when compared to cost of sales of $2,615,202 for the year ended December 31, 2007. The increase was a result of higher green bean and roasting labor costs at the coffee unit and higher labor costs in the Company’s Bakery. The average cost of green beans for 2008 was $2.26 versus $2.04 for 2007, or over $140,000, while roasting labor costs increased $22,000 because of an additional roaster was added during the year. The Bakery labor costs were up $33,000 because the Company hired a manger during the year.

Gross Margin. Consolidate gross margin (gross profit as a percentage of net sales) for the year ended December 31, 2008 was 38.7%, a decrease of 5.3% when compared to gross margin of 44% for the year ended December 31, 2007. The decrease was a result of higher green bean and labor costs at the coffee unit and higher labor costs at the Bakery.

Selling, General and Administrative Expense. Consolidated selling, general and administrative expenses for the year ended December 31, 2008 were $1,744,297 an increase of over $18,000, or 1.1 % when compared to selling general and administrative expense of $1,725,945 for the year ended December 31, 2007. The increase was a result of higher wages as the Chief Executive Officer and the President of the Company began receiving their former salaries during the year. These salaries were substantially reduced during 2007.

Depreciation and Amortization. Consolidated depreciation and amortization expenses for the year ended December 31, 2008 were $104,799, a decrease of over $17,000, or 14% when compared to depreciation and amortization of $121,843 for the year ended December 31, 2007. The decrease was a result of certain assets being fully depreciated.

Other Income/Expense. Consolidated other expense for the year ended December 31, 2008 was $166,258, an increase of over $122,000, or 280% when compared to other expense of $43,742 for the year ended December 31, 2007. The significant increase was a result of the Company writing off the remaining balance of goodwill from the purchase of the Bakery of over $130,000 after it performed a test of impairment at December 31, 2008.

Net Loss. Consolidated loss for the year ended December 31, 2008 was $240,485, a decline of over $399,000 when compared to a net profit of $158,822 for the period ended December 31, 2007. Because of the decline in sales volume and the rise in green bean costs, there can be no assurances that the Company will be profitable in any future periods.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of December 31, 2008 was a negative $79,037 as compared to working capital of $288,822 as of December 31, 2007. The decrease in working capital is a result of higher payables of $118,000 and lower inventories of $22,000 and the reclassification of the term note from Savings Bank of Mendocino $247,148 to a current liability from long term debt because the loan is due in less than twelve months and requires a balloon payment in December 2009. The Company plans to renew the loan at that time. However, there can be no assurances the Company will be successful in renewing the note.

Cash provided by operating activities was $102,499 for the year ended December 31, 2008, compared to cash provided by operating activities of $161,727 for the same period in 2007. The decrease in cash provided by operating activities was primarily a result of a net loss of $240,485 in 2008 compared to a profit of nearly $159,000 in 2007 while depreciation and amortization decreased by over $17,000. The loss and depreciation expense was offset by a write down of goodwill of $130,406 and a net increase in accounts payable and accrued liabilities of nearly $87,000.

Cash used in investing activities for the year ended December 31, 2008 was $96,109, compared to cash used in investing activities of $24,424 during the same period in 2007. Capital expenditures made during the year included $44,000 for brewers and grinders, $12,000 for a new floor, $10,000 for a new freezer and cooler display case and $13,500 for a vented hood for the cook surface at the Bakery, $5,000 for improvement for the electrical service in the plant, $8,000 for computer and office equipment and $6,000 for production equipment.

Net cash used in financing activities for the year ended December 31, 2008 was $58,281 compared to net cash used in financing activities for the same period in 2007 of $110,242. The decrease in cash used in financing activities was a result of adding several new leases for the purchase of fixed assets during 2008.

Cash as of December 31, 2008 was $52,144, a decrease of nearly $52,000 when compared to cash of $104,035 as of the same date in 2007. The loss for 2008 was the most important factor for the decline in cash during the year.

In November 2004, the Company secured a term note with the Savings Bank of Mendocino. This note is amortized over ten years and is payable in five years with a balloon payment on December 1, 2009 at 3% over the prime rate. The rate was 6.75% at December 31, 2008. The note is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. This note is personally guaranteed by the Company’s majority shareholders.

The Company also has a $25,000 line of credit with the Savings Bank of Mendocino. The credit line is interest only payments renewable annually at 2% over the prime rate. The note was renewed by the Savings Bank of Mendocino on January 9, 2008. The interest rate was 6.75% at December 31, 2008. The credit line is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. The line of credit is personally guaranteed by the Company’s majority shareholders. As of December 31, 2008, there was $14,000 borrowed on the line. The terms of the promissory note permit the Savings Bank of Mendocino to declare any unpaid principal amount and all accrued interest immediately due and payable upon the occurrence of certain events of default, as defined in the promissory note. The specified events of default under the promissory note include, but are not limited to, failure to make any payment when due, revocation of the majority shareholders’ personal guaranteed, insolvency or forfeiture proceedings against the Company or the majority shareholders or any change in ownership of 25% or more of the Company’s Common Stock.

The Company’s debt at December 31, 2008 was $410,310 for all term debt and obligations under capital leases, down over $59,000 from $469,659 due at December 31, 2007. Of the total, over $355,488 is due in fiscal 2009. Of the total borrowings, $261,148 is due to Savings Bank of Mendocino. See Note 7 to the “Notes to the Financial Statements” included in this annual report.

The Company has an interest only note payable outstanding for $19,919 and a principal and interest note payable outstanding for $35,100 to the majority shareholders Joan and Paul Katzeff. The interest only note is at 12% due on demand after June 30, 1996, and is uncollateralized. The principal and interest note is also at 12% payable in monthly installments of $2,000 plus interest with the balance due on July 2010. See Note 7 to the “Notes to the Financial Statements” included in this annual report.

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

A summary of the Company’s principal contractual obligations and other commitments as of December 31, 2008 is shown in the following table:

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$410,310	$355,488	$43,376	$11,446	—
Operating Leases	7,433	5,454	1,979	—	—
Real Estate Leases	876,630	157,020	306,810	206,400	$206,400
Total Cash Obligations	$1,294,373	$517,962	$352,165	$217,846	$206,400

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is set forth in the financial statements and the accompanying notes beginning on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A(T)    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of the Chief Executive Officer, the President and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this annual report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer, President and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the securities Exchange Act of 1934). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes accordance with generally accepted accounting principles in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this evaluation, performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and the Chief Financial Officer, management concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this annual report.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have not been any significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

No information was required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this annual report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors, nominees, key employees and executive officers of the Company and their ages as of the date of this Form 10-K are as follows:

Name	Age	Position with the Company
Paul Katzeff	71	Chief Executive Officer and Director
Nicolas Hoskyns	42	Director
Joan Katzeff	60	President and Director
Sam Kraynek	61	Chief Financial Officer

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

Nicholas Hoskyns has been a Director of the Company since 2007. Since 2003, he has served the managing director of the Ethical Trading and Investment Company (ETICO) of Nicaragua, a company that works with small farmer cooperatives on their organizational, business and marketing development. He has helped found three cooperatives, integrating these bodies at local, regional and national levels and supporting their entry into markets in Europe, the United States and Japan. His work has been primarily in the coffee and sesame seed trade in the Central American region where he resides. He has a BA in Development Economics from the University of East Anglia in the United Kingdom.

Sam Kraynek has served as the Company’s Chief Financial Officer since December 2004. Before assuming the position of Chief Financial Officer, Mr. Kraynek was the Company’s Chief Operating Officer. Mr. Kraynek has been in the food business for nearly 40 years. He has been President and General Manager of the Rosarita Mexican Food Division of Beatrice Companies, General Manager of the Bakery Distribution Division of International Multifoods and Vice President of Sales and Marketing for Bay State Milling Company. Mr. Kraynek has a B.S. in accounting and started his career in public accounting. Mr. Kraynek has been with the Company for twelve years.

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

At the present time, the Company does not have a standing audit committee of the Board of Directors, or an audit committee financial expert, as those terms are defined by Section 3(a)(58)(A) of the Securities Exchange Act of 1934 and Item 407(d) (5)(ii) of Regulation S-K respectively. The very small size of the Board, the small size of the Company and the remote location render it difficult at this time to fulfill these requirements. In addition, our financial statements are relatively simple to read and understand. The current Board members have had years of experience with the Company and are familiar with its financial reporting and operations. The Company makes every attempt, in conjunction with our independent auditors, our attorneys and our officers to assure that our filings and financial statements are fairly, clearly and accurately reported.

The Company has adopted a code of ethics that is applicable to all members of senior management and the Company’s employees. A copy of the code of ethics has been filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance. Our equity securities are not registered pursuant to Section 12 of the securities Exchange Act of 1934. Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

The following table provides certain information concerning the compensation paid to the Company’s Chief Executive Officer and President for fiscal 2006, 2007 and 2008. The other Executive Officer received less than $100,000 in total compensation in fiscal 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Paul Katzeff CEO and Director	2008	$92,249	—	—	—	—	—	(1),(2),(3)
	2007	$57,078	—	—	—	—	—	(1),(2)
Joan Katzeff President and Director	2008	$97,270	—	—	—	—	—	(2),(3)
	2007	$57,078	—	—	—	—	—	(2)

(1)	Mr. Katzeff receives use of a company car, which he uses primarily for business purposes. The aggregate incremental cost to the Company is less than $10,000 per year.

(2)	The Company pays the annual premiums for life insurance policies for Paul Katzeff and Joan Katzeff. The aggregate incremental cost to the Company of each policy is less than $20,000.

(3)	Both Paul and Joan Katzeff voluntarily reduced their compensation in 2007 and resumed their salary during 2008.

Securities Authorized for Issuance Under Equity Compensation Plans. The Company currently does not have in place any compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Compensation of Directors. Our members of the Board of Directors do not receive compensation for service on the Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of March 26, 2009, (i) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the Company’s Common Stock, (ii) by each of the named executive officers, (iii) by each of the Company’s directors and nominees, and (iv) by all directors and executive officers as a group. The Company believes that the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable. The Company does not have an equity compensation plan.

Name and Address of Beneficial Owner	Amount and Nature of Ownership (1)		Beneficial Percent of Class (2)
Joan and Paul Katzeff(1)	964,400	(3)	78%
(Joan Katzeff, President and Director)
(Paul Katzeff, CEO and Director) c/o Thanksgiving Coffee Co., Inc.
POB 1918
Fort Bragg, CA 95437

Nicolas Hoskyns	0		0%
c/o Thanksgiving Coffee Co., Inc.
POB 1918
Fort Bragg, CA 95437

All directors and executive officers as a group (4 persons)	966,200		78.1%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities.

(2)	Based upon 1,236,744 shares of the Company’s Common Stock issued and outstanding at March 26, 2009.

(3)	Shares are jointly owned by Joan Katzeff and Paul Katzeff.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

In November 2005, the Company signed a new lease for its corporate headquarters, warehouse and waterfront facilities from Joan and Paul Katzeff, who own the facility and are directors, executive officers and the majority shareholders of the Company (the “Katzeffs”). The new lease is for ten years and ends May 31, 2015. The lease provides for monthly payments of $8,600 for the entire term of the lease. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The Company also has an uncollateralized interest only note due on demand to the Katzeffs. See Notes 7 and 10 to the “Notes to Financial Statements” included in this report. The Katzeffs also guaranteed personally the Company’s note and line of credit with the Savings Bank of Mendocino. See Item 7 “Liquidity and Capital Resources.”

The Company carries insurance indemnifying its directors and certain officers and certain employees against certain liabilities by reason of their status or service as directors, officers or employees of the Company.

The Company has an uncollateralized note payable with the majority shareholders, payable in monthly installments of interest only at 12%, with the balance due on demand after June 30, 1996. In April of 2006, the Company executed an uncollateralized note for $29,067 with the majority shareholders to obtain financing for the purpose of making major improvements to the interior of the bakery facility. The note was repaid in weekly installments of $1,000 plus interest at 10% with the final payment made in October of 2006. In June of 2007, the Company executed an uncollateralized note for $73,100 with the majority shareholders to pay rent in arrears over the next three years to be repaid in monthly installments of $2,000 per month plus interest at 12% per annum with the final payment due July 15, 2010. See Note 7 and 11 of “Notes to Financial Statements.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to the Company by our principal accountant, Schumacher & Associates, Inc. for services rendered during the fiscal years ended December 31, 2008 and 2007 are set forth in the table below:

Fee Category	Fiscal Year Ended December 31, 2008	Fiscal Year Ended December 31, 2007
Audit fee (1)	$33,900	$33,900
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$33,900	$33,900

(1)	Audit fees consist of fees billed for professional services rendered in connection with the audit of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but which are not reported under “audit fee.”

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax planning and tax advice. We paid $5,000 to Sallmann, Yang & Alameda for tax compliance, tax advice and tax planning services for the fiscal year ended December 31, 2008 and 2007, respectively.

(4)	All other fees consist of fees billed for all other products and services. We paid $16,700 and $10,300 to Sallmann, Yang & Alameda for other services for the fiscal year ended December 31, 2008 and 2007, respectively.

Pre-approval Policies and Procedures for Audit and Non-Audit Services. [As we do not have a standing audit committee, our Board of Directors performs the functions that may be delegated to an audit committee. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Company’s Board of Directors (in lieu of the audit committee) or unless the non-audit services meet certain de minimis standards. All audit and permitted non-audit services performed by Schumacher & Associates during 2007 and 2008 were pre-approved by the Company’s Board of Directors. ]

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

Exhibits

3.1	Restated Articles of Incorporation of the Company.+

3.2	Bylaws of the Company.+

3.2.1	Amendment No. 1 to Bylaws of the Company, dated June 3, 1996.++

10.3	Lease Agreement for the Company’s Bakery in Mendocino.+++

10.4	Sample Coffee Purchase Agreement.+

10.5	Promissory Note issued by the Company to Joan and Paul Katzeff dated as of April 17, 1996.+++

10.10	License Agreement between the Company and the American Birding Association, Inc.**

10.11	Promissory Note issued by the Company to the Savings Bank of Mendocino County, dated November 19, 2004.**

10.13	Lease agreement for the Company’s headquarters and manufacturing and storage facility dated November 1, 2005.***

10.15	Promissory Note issued by the Company to the Savings Bank of Mendocino, dated November 17, 2006.****

10.16	Promissory Note issued by the Company to Joan and Paul Katzeff dated as of June 15, 2007.++++

10.17	Gift agreement between Joan and Paul Katzeff dated 12/31/2007 gifting shares of stock from their shares to various employees.>

14.1	Code of Ethics*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes- Oxley Act of 2002.

31.2	Certification of President Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No 33-96070-LA).

++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended March 31, 1998.

+++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended September 30, 1998.

++++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended June 30, 2007.

*	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2003.

**	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2004.

***	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2005.

****	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2006.

>	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2009	Thanksgiving Coffee Company, Inc.

/s/ Paul Katzeff
Paul Katzeff, Chief Executive Officer

Pursuant to the requirements of the securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Katzeff Paul Katzeff	Chief executive Officer (Principal Executive Officer) and Director	March 31, 2009

/s/ Joan Katzeff Joan Katzeff	President and Director	March 31, 2009

/s/ Nicolas Hoskyns Nicholas Hoskyns	Director	March 31, 2009

/s/ Sam Kraynek Sam Kraynek	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2009

Supplemental Information to be Furnished with Reports Filed Pursuant to

Section 15(d) of the securities Exchange act of 1934 by Registrants Which Have Not Registered Securities

Pursuant to Section 12 of the Securities Exchange Act of 1934

No Annual report covering the registrant’s last fiscal year or proxy materials with respect to any annual or other meeting of shareholders have been sent to the registrant’s shareholders.

Thanksgiving Coffee Company, Inc.

For the Years Ended December 31, 2008 and 2007

with Report of Independent Registered Public

Accounting Firm

Audited Financial Statements

For the Years Ended December 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Thanksgiving Coffee Company, Inc.

We have audited the accompanying balance sheets of Thanksgiving Coffee Company, Inc., as of December 31, 2008 and 2007, and the related Statements of Operations, Shareholders’ Equity, and Cash Flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thanksgiving Coffee Company, Inc. as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Schumacher & Associates, Inc.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado

March 17, 2009

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Balance Sheets

	December 31,
	2008	2007
Assets
Current assets
Cash	$52,144	$104,035
Accounts receivable	229,356	210,040
Inventories	339,323	361,795
Prepaid expenses	23,218	28,373

Total current assets	644,041	704,243

Property and equipment
Property and equipment	2,585,836	2,529,930
Accumulated depreciation	(2,220,023)	(2,149,819)

Total property and equipment	365,813	380,111

Other assets
Deposits and other assets	13,250	15,590
Goodwill	—	130,406
Other intangibles, net of amortization	10,329	15,957

Total other assets	23,579	161,953

Total assets	$1,033,433	$1,246,307

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Balance Sheets

	December 31,
	2008	2007
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$331,287	$213,130
Notes payable - bank	261,148	32,182
Notes payable - other	9,172	10,292
Notes payable - shareholders	43,019	43,919
Capital lease obligations	42,149	48,398
Accrued liabilities	36,303	67,500

Total current liabilities	723,078	415,421

Long term debt
Notes payable - bank	—	247,170
Notes payable - other	3,936	13,108
Notes payable - shareholders	12,000	35,100
Capital lease obligations	38,886	39,490

Total long term debt	54,822	334,868

Total liabilities	777,900	750,289

Commitments & Contingencies (Notes 5,7,8,9,10, and 11)
Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated (deficit)	(630,883)	(390,398)

Total shareholders’ equity	255,533	496,018

Total liabilities and shareholders’ equity	$1,033,433	$1,246,307

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Statements of Operations

	For the Years Ended December 31,
	2008	2007
Income
Net sales	$4,592,192	$4,666,354
Cost of sales	2,816,523	2,615,202

Gross profit	1,775,669	2,051,152
Operating expenses
Selling, general and administrative expenses	1,744,297	1,725,945
Depreciation and amortization	104,799	121,843

Total operating expenses	1,849,096	1,847,788

Operating income (loss)	(73,427)	203,364
Other income (expense)
Goodwill impairment	(130,406)	—
Miscellaneous income (expense)	(8,391)	2,876
Gain on sale of equipment	15,280	—
Interest expense	(42,741)	(46,618)

Total other income (expense)	(166,258)	(43,742)

Income (loss) before income taxes	(239,685)	159,622
Income tax (expense) benefit	(800)	(800)

Net income/(loss)	$(240,485)	$158,822

Gain (loss) per share (basic)	$(0.19)	$0.13

Gain (loss) per share (dilutive)	$(0.19)	$0.13

Weighted average number of shares outstanding	1,236,744	1,236,744

See accompanying notes and auditors’ report

Statement of Shareholders’ Equity

For the Period from January 1, 2007 through December 31, 2008

	Common Stock		Additional paid-in capital	Accumulated (Deficit)	Total
	Shares	Amount
Balance at January 1, 2007	1,236,744	$861,816	$24,600	$(549,220)	$337,196
Net Profit	—	—	—	158,822	158,822

Balance at December 31. 2007	1,236,744	861,816	24,600	(390,398)	496,018
Net Profit (Loss)	—	—	—	(240,485)	(240,485)

Balance at December 31, 2008	1,236,744	$861,816	$24,600	$(630,883)	$255,533

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

	For the Years ended December 31,
	2008	2007
Operating activities
Net income (loss)	$(240,485)	$158,822
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	115,455	134,027
Goodwill impairment	130,406	—
Allowance for bad debts	(488)	1,359
(Increase) decrease in:
Accounts receivable	(19,316)	43,169
Inventories	22,472	8,410
Prepaid expenses	5,155	2,483
Deposits and other assets	2,340	2,562
Increase (decrease) in:
Accounts payable	118,157	(183,557)
Accrued liabilities	(31,197)	(5,548)

Net cash provided by operating activities	102,499	161,727
Investing activities
Purchases of property and equipment	(101,041)	(24,424)
Payments of notes receivable	—	—
Proceeds from sale of equipment	4,932	—

Net cash (used in) investing activities	(96,109)	(24,424)
Financing activities
Proceeds from notes payable and capital leases	57,860	—
Repayments of notes payable and capital leases	(116,141)	(110,242)

Net cash (used in) financing activities	(58,281)	(110,242)
Net increase (decrease) in cash	(51,891)	27,061
Cash at beginning of year	104,035	76,974

Cash at end of year	$52,144	$104,035

Supplemental Cash Flow Information:
Cash paid for interest:	$42,741	$46,618
Cash paid for income taxes:	$800	$800

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2008 and 2007

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

Nature of Operations

Thanksgiving Coffee Company, Inc. (the Company), was incorporated in California in 1982. The Company purchases and roasts whole bean coffees and sells them to restaurants, grocery stores and other retail outlets. Additionally, the Company produces and sells a line of tea products under the trademark of Royal Gardens Tea Company. Products are sold through the Company’s distribution network in Northern California, nationally through common carriers selling direct, or through brokers and distributors. Distributors and retailers do not have the right to return products. The Company also sells coffee, tea and related specialty products through mail order and Internet sales on a nationwide basis. Sales volume for the coffee and tea division was approximately $3,989,000 for the year ended December 31, 2008. Additionally, the Company operates a sandwich and baked goods store in Mendocino, California with sales volume of approximately $603,000 for the year ended December 31, 2008.

Basis of Presentation

The Company has prepared the financial statements in accordance with generally accepted accounting principles in the United States of America.

Concentration of Credit Risk

The Company grants credit to customers in the retail and food service industries throughout the country. Consequently, the Company’s ability to collect the amounts due from customers is affected by economic fluctuations in the retail and food service industries. In fiscal 2008, one customer accounted for 16.5% of the Company’s revenue. The account has purchased from the Company since 1992. The account has serving locations and is a distributor of the Company’s product. A loss of this account or any other large account, or a significant reduction in sales to any of the Company’s principal customers, could have an adverse impact on the Company.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2008, the Company had no cash or cash equivalents in excess of amounts insured by agencies of the U.S. Government.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2008 and 2007

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

December 31, 2008 and 2007

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

Income or Loss per Share

The Company computes net earnings (loss) per common share using SFAS No. 128 “Earnings Per Share.” Basic income or loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted income or loss per share is computed by dividing net income loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at December 31, 2008. Therefore, basic and diluted income or loss per share is the same. Additionally, for the purposes of calculating diluted income or loss per share, there were no adjustments to net income or loss.

Stock Based Compensation

Effective January 1, 2006, the Company adopted FAS No. 123(R), Share-Based Payments, and the related SEC rules included in Staff Accounting Bulletin No. 107. Under this method, compensation cost is recognized for costs related to 1) all share-based payments (stock options and restricted stock awards)

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2008 and 2007

granted before but not yet vested as of January 1, 2006 based on the grant-date fair value estimated under the original provisions of FAS No. 123, Accounting for Stock-Based Compensation, and 2) all share-based payments (stock options and restricted stock units) granted after December 31, 2005 based on the grant-date fair value estimated under the provisions of FAS No. 123(R). During the years ended December 31, 2008 and 2007, no options were granted. At December 31, 2008, there were no outstanding stock options and the Company has no plans to offer stock based compensation to its employees or others.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2008 and 2007, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

December 31, 2008 and 2007

1.	Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets

As of January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (FASB) No. 142, Goodwill and Other Intangibles. Goodwill is assigned to a specific reporting unit and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the reporting unit’s carrying amount is greater than its fair value. Intangible assets with definite lives are amortized over their useful economic lives. Financial condition and results of operations in accordance with FASB Statement No. 142 are reflected in the accompanying 2008 and 2007 financial statements.

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

December 31, 2008 and 2007

1.	Summary of Significant Accounting Policies (continued)

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company’s policy is that fully vested vacation is accrued at each quarter end. The accrued liability for vacation pay was $18,000 and $17,900 as of December 31, 2008 and 2007, and such amount is included in accrued liabilities. Carryover paid sick days are not available, or ever considered vested.

Advertising

Advertising costs are expensed as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of mail order solicitation and catalog costs. For the twelve months ended December 31, 2008 and 2007, the Company did not engage in any direct response advertising that would require capitalization. Advertising costs charged to expense were $13,437 and $12,592 for the twelve months ended December 31, 2008 and 2007 respectively.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2008 and 2007

2.	Accounts Receivable

Accounts receivable consist of the following:

	2008	2007
Accounts receivable	$235,532	$216,602
Less: allowance for doubtful accounts	(6,176)	(6,562)

Net accounts receivable	$229,356	$210,040

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense (recovery) for the twelve months ended December 31, 2008 and 2007 was $4,851 and $4,217 respectively.

3.	Inventories

Inventories consist of the following:

	2008	2007
Coffee
Unroasted	$110,244	$109,560
Roasted	79,897	82,516
Tea	2,516	5,822
Packaging, supplies and other merchandise held for sale	146,666	163,897

Total inventories	$339,323	$361,795

4.	Property and Equipment

Property and equipment consist of the following:

	2008	2007
Equipment	$1,295,303	$1,300,627
Furniture and fixtures	215,574	$207,361
Leasehold improvements	459,861	$429,934
Transportation equipment	177,776	$174,512
Marketing equipment	166,162	$166,162
Capitalized website development costs	14,076	$14,076
Property held under capital leases	257,084	237,258

Total property and equipment	2,585,836	2,529,930
Accumulated depreciation	(2,220,023)	(2,149,819)

Property and equipment, net	$365,813	$380,111

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2008 and 2007

Depreciation expense for the twelve months ended December 31, 2008, and 2007 was $108,545 and $129,888 respectively.

5.	Goodwill and Other Intangible Assets

As part of the adoption of Statement of Financial Accounting Standards (FASB) No. 142, Goodwill and Other Tangible Assets as of January 1, 2002, the Company no longer amortizes goodwill. At December 31, 2008, the Company performed a test of impairment on goodwill that resulted in a write off in full of approximately $130,000 in the value as of December 31, 2008, and is included in goodwill impairment on the Statement of Operations for the year ended December 31, 2008.

Intangible assets subject to amortization consist of the following:

	2008	2007
Leasehold value	$67,000	$67,000
Trademarks	5,127	5,127

Total intangible assets	72,127	72,127
Accumulated amortization	(61,798)	(56,170)

Other intangibles, net of amortization	$10,329	$15,957

Amortization expense for the twelve months ended December 31, 2008 and 2007 was $6,910 and $5,739 respectively.

6.	Deposits and Other Assets

Included in Other Assets is artwork that was developed for the labels for the tea program valued at $2,000.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2008 and 2007

7.	Long Term Debt

Notes Payable	2008	2007
Note payable to Savings Bank of Mendocino, payable in monthly installments of $4,307 plus interest at 3% over prime rate beginning January 1, 2005 (6.75% at December 31, 2008), final payment is due on December 1, 2009. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders.	$247,148	$278,352

Line of credit to Savings Bank of Mendocino, payable in monthly installments of interest only at 2% over prime rate beginning January 9, 2008 (6.75% at December 31, 2008). The note payable for the line of credit is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangible and contract rights along with a personal guarantee from the Company’s majority shareholders. The line is for a maximum of $25,000.	14,000	1,000

Note payable to majority shareholders, Paul and Joan Katzeff, uncollateralized, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996.	19,919	19,919

Note payable to majority shareholders, Paul and Joan Katzeff, uncollateralized, payable in monthly installments of $2,000 plus interest at 12% paid monthly, due on July 15, 2010.	35,100	59,100

Note payable to Mercedes-Benz, payable in monthly installments of $691, including interest at 6.99%, collateralized by a vehicle, final payment due on September 24, 2009.	6,046	13,630

Note payable to Chrysler Financing, payable in monthly installments of $329, including interest at 15.492%, collateralized by a vehicle, final payment due on January 24, 2011	7,063	9,770

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2008 and 2007

Capital Lease Obligations	2008	2007
Note payable to G.E. Capital, payable in monthly installments of $1,355, including interest at 16.78%, collateralized by equipment, final payment due on March 1, 2009.	3,952	18,214

Note payable to Avaya Financial Services, payable in monthly installments of $824, including interest at 5.855%, collateralized by equipment, final payment due on August 1, 2009.	6,451	15,670

Note payable to Axis Capital, payable in monthly installments of $709, including interest at 15.473% collateralized by store fixtures, final payment due September 14, 2009.	5,358	12,432

Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $428, including interest at 18.00%, collateralized by equipment, final payment due on October 1, 2010.	7,072	10,650

Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $462, including interest at 14.237%, collateralized by equipment, final payment due on May 22, 2009.	2,229	7,073

Note payable to Marlin Leasing payable in monthly installments of $544, including interest at 17.172%, collateralized by equipment, final payment due on March 1, 2010	8,244	13,043

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2008 and 2007

7.	Long Term Debt (continued)

Capital Lease Obligations	2008	2007

Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $533, including interest at 22.24%, collateralized by equipment, final payment due on January 10, 2010	$6,180	$10,806

Note payable to Bank of the West payable in monthly installments of $489, including interest at 12.687%, collateralized by equipment, final payment due on May 1, 2013	19,764	—

Note payable to BSB Leasing payable in monthly installments of $285, including interest at 15.891%, collateralized by equipment, final payment due on June 2, 2012	12,634	—

Note payable to BSB Leasing payable in monthly installments of $390, including interest at 14.304%, collateralized by equipment, final payment due June 2, 2012	9,150	—

	410,310	469,659
Less current portion	(355,488)	(134,791)

Long term portion of notes payable	$54,822	$334,868

Interest paid for the twelve months ended December 31, 2008 and 2007 was $42,741 and $46,618, respectively.

As of December 31, 2008, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2008 and 2007

Years Ending December 31,
2009	$355,488
2010	31,558
2011	11,818
2012	9,077
2013	2,369
—

$410,310

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

8.	Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Current tax provision - state	$800	$800

Deferred tax (benefit) liability
Federal	(56,218)	(90,301)
State	(51,678)	(15,756)

Total deferred tax benefit	(107,896)	(106,057)
Less valuation allowance	107,896	106,057

Net provision (benefit) for income taxes	$800	$800

Income taxes paid for the years ended December 31, 2008 and 2007 were $800, respectively.

The Company’s deferred tax asset, valuation allowance, and change in valuation allowance as of December 31, 2008 and 2007 are as follows:

	2008	2007
Net operating loss and tax credit carryforwards	$145,867	$98,764
Depreciation and amortization	(43,734)	1,462
Other temporary differences	5,763	5,831
Less valuation allowance	(107,896)	(106,057)

Net deferred tax asset	$—	$—

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2008 and 2007

8.	Income Taxes (continued)

As of December 31, 2008 and 2007, deferred taxes consisted of a net tax asset of $107,896 and $106,057, respectively, due to net operating loss carryforwards and other temporary differences, which were fully allowed for in the valuation allowances of $107,896 and $106,057, respectively. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced.

Income taxes at the expected statutory rate are reconciled to the Company’s actual income taxes as follows:

	2008	2007
Tax (benefit) at federal statutory rate	-15.00%	-15.00%
State tax (benefit) net of federal benefit	-7.50%	-7.50%
Non-taxable differences	2.29%	-3.90%
Temporary differences	12.63%	-3.37%
Valuation allowance	7.91%	30.27%

Tax provision (benefit) - effective rate	0.33%	0.50%

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2008 and 2007

Period Ending	Estimated NOL Carryforward less Temporary Differences	NOL Expires	Benefit From NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
December 31, 2008	$103,695	2017	$15,554	$(15,554)	$(15,554)	$—
	128,576	2018	19,286	(19,286)	(19,286)	—
	96,867	2023	14,530	(14,530)	(14,530)	—
	49,714	2024	7,457	(7,457)	(7,457)	—
	18,755	2025	2,813	(2,813)	(2,813)	—
	135,234	2026	20,285	(20,285)	(20,285)	—
	113,645	2027	17,047	(17,047)	(17,047)	—

	$646,486		$96,972	$(96,972)	$(96,972)	$—

State	$99,944	2016	$8,835	$(8,835)	$(8,835)	$—
	79,918	2017	7,065	(7,065)	(7,065)	—

	$179,862		$15,900	$(15,900)	$(15,900)	$—

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

As of December 31, 2008, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

Years Ending December 31,
2009	5,454
2010	1,979

$7,433

Total operating lease payments for the twelve months ended December 31, 2008 and 2007 were $27,230 and $31,544 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2008 and 2007

10.	Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The ten-year lease term ends May 31, 2015. Rental expense under the lease was $103,200 for the twelve months ended December 31, 2008 and 2007.

The Company also leases a bakery establishment in Mendocino, California and warehouse facilities in Santa Rosa, California under operating leases expiring September 30, 2011 and January 31, 2007, respectively. The Company did not renew the lease for the Santa Rosa facility when it expired in January of 2007. Rental expense under these operating leases for the twelve months ended December 31, 2008 and 2007 was $51,270 and $49,788, respectively.

As of December 31, 2008, minimum future rental payments under noncancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years Ending December 31,
2009	$157,020
2010	159,690
2011	147,120
2012	103,200
2013	103,200
Thereafter	206,400

$876,630

11.	Related Party Transactions

As of December 31, 2008, the Company has an interest only uncollateralized note payable due on demand payable to Paul and Joan Katzeff (the Company’s majority shareholders). In addition, the Company has a note payable to Paul and Joan Katzeff totaling $35,100. The loan is uncollateralized, is due July 15, 2010, and requires monthly payments of $2,000 and bears interest at 12% per annum. The Company also leases properties from its majority shareholders.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2008 and 2007

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the twelve months ended December 31, 2008, is as follows:

Interest expense	$7,240
Rent expense	$103,200
Principal payments	$24,000

The Company’s majority shareholders’ also guarantee certain notes payable of the Company (See Note 7).

12.	Information on Business Segments

As noted in Note 1 in the Notes to the financial statements, the Company operates in two different business segments: the specialty coffee business and the retail bakery business. The specialty coffee business, although primarily based in California, sells to grocery stores, serving locations and other retail outlets throughout the United States and some limited international business. The bakery sells exclusively on the north coast of California in cities of Mendocino and Fort Bragg.

	2008	2007
Net Sales
Specialty Coffee	$4,036,369	$4,097,337
Bakery	603,383	616,363

Total	$4,639,753	$4,713,700

Intersegment Sales
Specialty Coffee	$47,561	$47,346

Total Sales	$4,592,192	$4,666,354

Operating Income (loss)
Specialty Coffee	$25,440	$248,546
Bakery	(98,867)	(45,182)

Total	$(73,427)	$203,364

Depreciation and Amortization
Specialty Coffee	$83,714	$104,781
Bakery	21,085	17,062

Total	$104,799	$121,843

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2008 and 2007

12.	Information on Business Segments (continued)

Interest Expense
Specialty Coffee	$41,549	$46,618
Bakery	1,192	0

Total	$42,741	$46,618

Total Assets
Specialty Coffee	$919,093	$1,016,918
Bakery	114,340	229,389

Total	$1,033,433	$1,246,307

Fixed Assets
Specialty Coffee	$278,647	$320,067
Bakery	87,166	60,044

Total	$365,813	$380,111