Form 10-Q
period 2009-03-31
THANKSGIVING COFFEE CO INC
filed 2009-05-15
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

On May 14, 2009 the registrant had 1,236,744 shares of Class A common stock, no par value per share, and              shares of Class B common stock, par value              per share, outstanding.

FORM 10-Q

Financial Statements

and Notes to Financial Statements

Thanksgiving Coffee Company, Inc.

For the Three Months Ended March 31, 2009 and 2008

PART 1. Financial Information

Item 1.	Financial Statements

The consolidated financial statements included herein have been prepared by Thanksgiving Coffee Company, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2009 and December 31, 2008, and its results of operations for the three month periods ended March 31, 2009 and 2008 and its cash flows for the three month periods ended March 31, 2009 and 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-K.

Thanksgiving Coffee Company, Inc.

Balance Sheets

	March 31, 2009 (Unaudited)	December 31, 2008 See Note 1
Assets
Current assets
Cash	$93,163	$52,144
Accounts receivable, net of allowance	204,688	229,356
Inventories	317,944	339,323
Prepaid expenses	15,110	23,218

Total current assets	630,905	644,041
Property and equipment
Property and equipment	2,576,522	2,585,836
Accumulated depreciation	(2,232,522)	(2,220,023)

Total property and equipment	344,000	365,813
Other assets
Deposits and other assets	10,197	13,250
Other intangibles, net of amortization	9,123	10,329

Total other assets	19,320	23,579

Total assets	$994,225	$1,033,433

See accompanying notes to financial statements

Balance Sheets

	March 31, 2009 (Unaudited)	December 31, 2008 See Note 1
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$311,452	$331,287
Notes payable - bank	251,895	261,148
Notes payable - other	7,307	9,172
Note payable - shareholders	39,919	43,019
Capital lease obligations	36,348	42,149
Accrued liabilities	85,995	36,303

Total current liabilities	732,916	723,078
Long term debt
Notes payable - other	3,081	3,936
Notes payable - Shareholders	9,100	12,000
Capital lease obligations	29,396	38,886

Total long term debt	41,577	54,822

Total liabilities	774,493	777,900
Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(666,684)	(630,883)

Total shareholders’ equity	219,732	255,533

Total liabilities and shareholders’ equity	$994,225	$1,033,433

See accompanying notes to financial statements

Statements of Operations

Unaudited

	For the Three Months Ended March 31,
	2009	2008
Income
Net sales	$1,079,650	$1,045,072
Cost of sales	650,025	629,920

Gross profit	429,625	415,152
Operating expenses
Selling, general and administrative expenses	427,356	449,112
Depreciation and amortization	25,582	25,846

Total operating expenses	452,938	474,958

Operating loss	(23,313)	(59,806)
Other income (expense)
Miscellaneous income (expense)	(2,334)	(2,410)
Gain (loss) on sale of equipment	—	—
Interest expense	(9,354)	(10,296)

Total other income (expense)	(11,688)	(12,706)

Loss before income taxes	(35,001)	(72,512)
Income tax expense	(800)	(800)

Net loss	$(35,801)	$(73,312)

Loss per share (basic)	$(0.029)	$(0.059)

Loss per share (dilutive)	$(0.029)	$(0.059)

Weighted average number of shares	1,236,744	1,236,744

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

Unaudited

	For the Three Months Ended March 31,
	2009	2008
Operating activities
Net loss	$(35,801)	$(73,312)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	28,104	28,490
Allowance for bad debts	(192)	1,352
(Increase) decrease in:
Accounts receivable	24,858	14,524
Inventories	21,379	17,240
Prepaid expenses	8,109	12,838
Deposits and other assets	3,053	(236)
Increase (decrease) in:
Accounts payable	(19,835)	7,371
Accrued liabilities	49,693	(18,216)

Net cash provided by (used in) operating activities	79,368	(9,949)
Investing activities
Purchases of property and equipment	(5,085)	(25,037)
Proceeds from sale of equipment/disposal	—	—

Net cash (used in) investing activities	(5,085)	(25,037)
Financing activities
Proceeds from notes payable and capital leases	—	—
Repayments of notes payable and capital leases	(33,264)	(27,543)

Net cash (used in) financing activities	(33,264)	(27,543)
Decrease in cash	41,019	(62,529)
Cash at beginning of period	52,144	104,035

Cash at end of period	$93,163	$41,506

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

March 31, 2009 and December 31, 2008

1.	Basis of Presentation

The unaudited condensed financial statements in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. We have continued to follow the accounting policies disclosed in the financial statements included in our 2008 Form 10-K filed with the Securities and Exchange Commission (SEC). It is suggested that these statements be read in conjunction with the December 31, 2008 audited financial statements and the accompanying notes on Form 10-K, as filed with the SEC.

The interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results to be expected for the full year.

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

A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2009 and December 31, 2008

2.	Accounts Receivable

Accounts receivable consist of the following:

	3/31/2009	12/31/2008
Accounts receivable	$210,228	$235,532
Less: allowance for doubtful accounts	(5,540)	(6,176)

Net accounts receivable	$204,688	$229,356

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense (recovery) for the three months ended March 31, 2009 and 2008 was $81 and $1,214 respectively.

3.	Inventories

Inventories consist of the following:

	3/31/2009	12/31/2008
Coffee
Unroasted	$95,853	$110,244
Roasted	78,565	79,897
Tea	2,041	2,516
Packaging, supplies and other merchandise held for sale	141,485	146,666

Total inventories	$317,944	$339,323

4.	Property and Equipment

Property and equipment consist of the following:

	3/31/2009	12/31/2008
Equipment	$1,291,828	$1,295,303
Furniture and fixtures	210,607	215,574
Leasehold improvements	458,989	459,861
Transportation equipment	177,776	177,776
Marketing equipment	166,162	166,162
Capitalized website development costs	14,076	14,076
Property held under capital leases	257,084	257,084

Total property and equipment	2,576,522	2,585,836
Accumulated depreciation	(2,232,522)	(2,220,023)

Property and equipment, net	$344,000	$365,813

Depreciation expense for the three months ended March 31, 2009 and 2008 was $26,898 and $27,284 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2009 and December 31, 2008

5.	Goodwill and Other Intangible Assets

As part of the adoption of Statement of Financial Accounting Standards (FASB) No. 142, Goodwill and Other Tangible Assets as of January 1, 2002, the Company no longer amortizes goodwill. At December 31, 2008 the Company performed a test of impairment on goodwill that resulted in a write down of all remaining goodwill at that time.

Intangible assets subject to amortization consist of the following:

	3/31/2009	12/31/2008
Leasehold value	$67,000	$67,000
Trademarks	5,127	5,127

Total intangible assets	72,127	72,127
Accumulated amortization	(63,004)	(61,798)

Other intangibles, net of amortization	$9,123	$10,329

Amortization expense for the three months ended March 31, 2009 and 2008 was $1,206 for both years.

6.	Deposits and Other Assets

Included in Deposits and Other Assets are artwork that was developed for the labels for the tea program and long-term deposits.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2009 and December 31, 2008

7.	Long Term Debt

Notes Payable	3/31/2009	12/31/2008
Note payable to Savings Bank of Mendocino, payable in monthly installments of $4,307 plus interest at 2% over prime rate beginning January 1, 2005 (6.50% at March 31, 2009), final payment is due on December 1, 2009. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders.	$238,895	$247,148
Line of credit to Savings Bank of Mendocino, payable in monthly installments of interest only at 2% over prime rate beginning February 13, 2009 with a minimum rate of 6.50% (6.500% at March 31, 2009). The note payable for the line of credit is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangible and contract rights along with a personal guarantee from the Company’s majority shareholders. The line is for a maximum of $25,000 and $13,000 has been used as of March 31, 2009.	13,000	14,000
Note payable to majority shareholders, Paul and Joan Katzeff, uncollateralized, payable in monthly installments of $2,000 plus interest at 12%paid monthly, due on July 15, 2010 .	29,100	35,100
Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996.	19,919	19,919
Note payable to Mercedes-Benz, payable in monthly installments of $691, including interest at 6.99%, collateralized by a vehicle, final payment due on September 24, 2009.	4,065	6,046
Note payable to Chrysler Financing, payable in monthly installments of $329, including interest at 15.492%, collateralized by a vehicle, final payment due on January 24, 2011	6,323	7,063

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2009 and December 31, 2008

Capital Lease Obligations	3/31/2009	12/31/2008
Note payable to G.E. Capital, payable in monthly installments of $1,355, including interest at 16.78%, collateralized by equipment, final payment due on March 1, 2009.	—	3,952
Note payable to Avaya Financial Services, payable in monthly installments of $824, including interest at 5.855%, collateralized by equipment, final payment due on August 1, 2009.	4,062	6,451
Note payable to Axis Capital, payable in monthly installments of $709, including interest at 15.473%, collateralized by store fixtures, final payment due September 14, 2009.	3,413	5,358
Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $462, including interest at 14.237%, collateralized by equipment, final payment due on May 22,2009	908	2,229
Note payable to Marlin Leasing payable in monthly installments of $544, including interest at 17.172%, collateralized by equipment, final payment due on March 1, 2010.	6,920	8,244
Note payable to Marlin Leasing payable in monthly installments of $428, including interest at 18.00%, collateralized by equipment, final payment due on October 1, 2010.	6,078	7,072
Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $533, including interest at 22.24%, collateralized by equipment, final payment due on January 10, 2010.	4,870	6,180

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2009 and December 31, 2008

7.	Long Term Debt (continued)

Capital Lease Obligations	3/31/2009	12/31/2008
Note payable to Bank of the West payable in monthly installments of $489, including interest at 12.69% collateralized by equipment, final payment due on May 1, 2013	$18,915	$19,764
Note payable to BSB Leasing payable in monthly installments of $285, including interest at 15.89%, colateralized by equipment, final payment due on June 2, 2012	11,937	12,634
Note payable to BSB Leasing payable in monthly installments of $390, including interest at 14.30%, collateralized by equipment, final payment due June 2, 2012	8,641	9,150

	$377,046	$410,310
Less current portion	(335,469)	(355,488)

Long term portion of notes payable	$41,577	$54,822

Interest paid for the three months ended March 31, 2009 and 2008 was $9,354 and $10,296, respectively.

As of March 31, 2009, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Years Ending June 30,
2009	$325,135
2010	28,647
2011	11,818
2012	9,077
2013	2,369
Thereafter	—

$377,046

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

8.	Income Taxes

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2009 and December 31, 2008

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance as of March 31, 2009 are as follows:

Period Ending	Estimated NOL Carryforward less Temporary Differences	NOL Expires	Benefit From NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
March 31, 2009
Federal	$103,695	2017	$15,554	$(15,554)	$(15,554)	$—
	128,576	2018	19,286	(19,286)	(19,286)	—
	96,867	2023	14,530	(14,530)	(14,530)	—
	49,714	2024	7,457	(7,457)	(7,457)	—
	18,755	2025	2,813	(2,813)	(2,813)	—
	135,234	2026	20,285	(20,285)	(20,285)	—
	113,645	2027	17,047	(17,047)	(17,047)	—
	19,250	2028	2,888	(2,888)	(2,888)	—

	$665,736		$99,860	$(99,860)	$(99,860)	$—

State	$99,944	2016	$8,835	$(8,835)	$(8,835)	$—
	79,918	2017	7,065	(7,065)	(7,065)	—
	23,657	2018	2,091	(2,091)	(2,091)	—

	$203,519		$17,991	$(17,991)	$(17,991)	$—

Income taxes at the expected statutory rate are reconciled to the Company’s actual income taxes as follows:

2009
Tax (benefit) at federal statutory rate	(15.00)%
State tax (benefit) net of federal benefit	(7.50)
Non-taxable differences	0.65
Temporary differences	8.19
Valuation allowance	15.95

Tax provision (benefit) - effective rate	2.29

Income taxes paid for the three months ended March 31, 2009 and the year ended December 31, 2008 were $800 and $800 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2009 and December 31, 2008

9.	Operating Leases

The Company leases its delivery fleet, other vehicles and some office equipment under noncancelable operating leases with terms ranging from three to five years.

As of March 31, 2009, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

Years Ending December 31,
2009	9,709
2010	5,932
2011	5,391
2012	5,391
2013	5,391
Thereafter	1,487

$33,301

Total operating lease payments for the three months ended March 31, 2009 and 2008 was $1,657 and $8,548 respectively.

10.	Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The ten-year lease term ends May 31, 2015. Rental expense under the lease for the three months ended March 31, 2009 and 2008 was $25,800 in both years.

The Company also leases a bakery establishment in Mendocino, California under an operating lease expiring September 30, 2011. Rental expense under this operating lease for the three months ended March 31, 2009 and 2008 was $13,290 and $12,660, respectively.

As of March 31, 2009, minimum future rental payments under noncancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years ending December 31,
2009	$117,930
2010	159,690
2011	147,120
2012	103,200
2013	103,200
Thereafter	206,400

$837,540

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2009 and December 31, 2008

11.	Related Party Transactions

As of March 31, 2009, the Company has an interest only note payable, due on demand, to Paul and Joan Katzeff, (the Company’s majority shareholders, directors and officers). In addition, the Company has a note payable to Paul and Joan Katxeff with a principal balance of $29,100, as of March 31, 2009. The loan is uncollateralized, is due July 15, 2010, requires monthly payments of $2,000 and bears interest at 12% per annum. The Company also leases properties from its majority shareholders.

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the three months ended March 31, 2009, is as follows:

Interest payments	$1,435
Rent payments	$21,500
Principal payments	$6,000

The Company’s majority shareholders’ also guarantee certain notes payable of the Company (See Note 7).

12.	Information on Business Segments

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

Selected financial data by business segment

	3/31/2009	3/31/2008
Net Sales
Specialty Coffee	$964,655	$931,337
Bakery	125,808	120,967

Total	$1,090,463	$1,052,304

Intersegment Sales
Specialty Coffee	$10,813	$7,232

Total Sales	$1,079,650	$1,045,072

Operating Income/(Loss)
Specialty Coffee	$11,656	$(29,699)
Bakery	(34,969)	(30,107)

Total	$(23,313)	$(59,806)

Depreciation and Amortization
Specialty Coffee	$19,346	$21,536
Bakery	6,236	4,310

Total	$25,582	$25,846

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2009 and December

12.	Information on Business Segments (continued)

	3/31/2009	03/31/2008
Interest Expense
Specialty Coffee	$8,513	$10,286
Bakery	841	10

Total	$9,354	$10,296

	3/31/2009	12/31/2008
Assets
Specialty Coffee	$880,374	$919,093
Bakery	113,851	114,340

Total	$994,225	$1,033,433

Fixed Assets
Specialty Coffee	$261,864	$278,647
Bakery	82,136	87,166

Total	$344,000	$365,813

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company has a revolving line of credit for $25,000 of which $13,000 is currently outstanding and a term debt facility of $238,895 with the Savings Bank of Mendocino. The term debt is a five-year note due December 1, 2009 and the line of credit is renewed annually. If the credit line should not be renewed, the stability of the Company’s business would be in question. “See Liquidity and Capital Resources.”

Results of Operations

Three months ended March 31, 2009 versus March 31, 2008

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$34,578	3.3%
Cost of Sales	20,105	3.2%
Gross Margin %	.1%	—%
Selling, G&A Expense	(21,756)	(4.8)%
Depreciation And Amortization	(264)	(1.0)%
Interest Expense	(942)	(9.2)%
Net Income (Loss)	37,511	—%

Consolidated net sales for the three months ended March 31, 2009 were $1,079,650, up 3.3%, or over $34,000 when compared with net sales of $1,045,072 for the same period in fiscal 2008.

Distribution revenues (e.g., revenues generated on the Company’s own truck distribution) were down $15,000 or 2.5% for the three months ended March 31, 2009, when compared with distribution sales for the same period in 2008. The decline appears to be a result of slower volume at existing customers as no customers have been lost. It is also a result of lower sales to a grocery chain in California that eliminates the Company’s products when they remodel existing stores.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were up $50,000, or 14% for the three months ended March 31, 2009 when compared to national sales for the same period in 2008. The increase is attributed to higher sales for the Company’s distributor in southern California, a new distributor in the central valley of California and the addition of a new museum in the bay area.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) decreased $2,500, or 5% for the three months ended March 31, 2009 when compared to mail order sales for the same period in 2008. The decrease was attributable to a decline in the Cornucopia program through the elimination of some partners and a slowdown in the Company’s online store volume.

Sales of the Company’s bakery were up $5,000 for the three months ended March 31, 2009 when compared to bakery sales for the same period in 2008.

Consolidated cost of sales for the three months ended March 31, 2009 were $650,025, up 3.2%, or over $20,000 when compared with the cost of sales of $629,920 for the same period in 2008. This increase was a result of an increase in green bean costs of nearly $23,000.

Consolidated gross margin percentage (gross profit as a percentage of net sales) for the three months ended March 31, 2009 was 39.79%, up .07 percentage points when compared with gross margin of 39.72% for the same period in 2008.

Consolidated selling, general and administrative expenses were $427,356 for the three months ended March 31, 2009, a decrease of 4.8% or over $21,000 when compared with the selling, general and administrative expenses of $449,112 for the same period in 2008. The decrease was a result of lower wages of $5,000 and a reduction of travel expense of $17,000 because there was no promotional tour of interfaith groups in the United States as there was last year for the Mirembe Kowamera program.

Consolidated depreciation and amortization expenses for the three months ended March 31, 2009 were $25,582, a 1% decrease, or $264, when compared to depreciation expense of $25,846 for the same period in 2008.

Consolidated interest expense for the three months ended March 31, 2009 was $9,354, a 9.2% decrease or nearly $1,000 compared with interest expense of $10,296 for the same period in 2008. Total debt is $377,046 at March 31, 2009 versus $410,310 at December 31, 2008.

As a result of the foregoing factors, the Company had a consolidated net loss of $35,801 for the three months ended March 31, 2009, compared to a loss of $73,312 for the same period in 2008. Because of the increases in the cost of green beans, there can be no assurances that the Company will be profitable in future periods.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, the Company had working capital deficit of ($102,011) versus working capital deficit of ($79,037) as of December 31, 2008. The decrease in working capital is due primarily to the increase in accrued liabilities of nearly $50,000 offset somewhat by a decrease in accounts payable of nearly $20,000. The working capital is a negative amount because the Company has reclassified a note from the Savings Bank of Mendocino of $238,895 to a current liability from long term debt because the loan is due in less than twelve months and requires a balloon payment in December of 2009. The Company plans to renew the loan at that time. However, there can be no assurances the Company will be successful in renewing the note.

Net cash provided by operating activities was $79,368 for the three months ended March 31, 2009 compared to net cash used by operating activities of $9,949 during the same period in 2008. The increase in net cash provided by operating activities in the three months of 2009 was the result of a reduced loss of over $37,000, a larger decline in inventory, receivables and prepaid expenses of over $13,000 and an increase in accrued liabilities of nearly $50,000.

Cash used in investing activities was $5,085 for the three months ended March 31, 2009 compared to $25,037 used in the same period in 2008. Capital additions for the first three months of 2009 were for brewers and grinders.

Net cash used in financing activities for the three months ended March 31, 2009 was $33,264 compared to net cash used in financing activities of $27,543 during the same period in 2008. The cash used by financing was a result of paying existing debt.

Because of the cash provided by operating activities, capital acquisitions and repayment of debt, cash at March 31, 2009 increased over $41,000 from the cash balance at January 1, 2009 and was over $51,000 higher than cash at March 31, 2008.

In November 2004, the Company secured a term note with the Savings Bank of Mendocino. This note is amortized over ten years and is payable in five years with a balloon payment on December 1, 2009 at 2% over prime rate. The rate was 6.50% at March 31, 2009. The note is collateralized by the Company’s accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. This note is personally guaranteed by the Company’s majority shareholders. As of March 31, 2009, the balance on the note is $238,895 (See Note 7 of Notes to the Financial Statements).

The Company also has a $25,000 line of credit with the Savings Bank of Mendocino. The credit line is interest only payments renewable annually at 2% over the prime rate with a minimum rate of 6.5%. The rate was 6.50% at March 31, 2009 with an outstanding balance on the line of $13,000. The credit line is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. The line of credit is personally guaranteed by the Company’s majority shareholders. (See Note 7 of Notes to Financial Statements)

The Company has an interest-only note for $19,919 and a principal and interest note for $29,100 at March 31, 2009, payable to the majority shareholders, directors and officers, Joan and Paul Katzeff. The interest-only note is at 12%, with balance due on demand after June 30, 1996 and is uncollateralized. The principal and interest note is at 12% payable in monthly installments of $2,000 plus interest with the balance due on July 15, 2010 and is uncollateralized. (See Note 7 and Note 11 of Notes to Financial Statements)

At March 31, 2009, the Company had total borrowings of $377,046 including $251,895 owing to the Savings Bank of Mendocino. This compares to total borrowings of $410,310 as of December 31, 2008, including $261,148 outstanding to the Savings Bank of Mendocino.

For long-term debt, see Note 7 and Note 11 of the Notes to Financial Statements. For operating leases, see Note 9 of the Notes to Financial Statements. For real estate leases, see Note 10 and Note 11 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$377,046	$325,135	$40,465	$11,446	$—
Operating Leases	33,301	9,709	11,323	10,782	1,487
Real Estate Leases	837,540	117,930	306,810	206,400	206,400

Total Cash Obligations	$1,247,887	$452,774	$358,598	$228,628	$207,887

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. Based on that evaluation, the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s Disclosure controls over financial reporting during the first quarter of 2009 that have materially affected or are reasonably likely to affect the Company’s internal controls over financial reporting.

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

Our coffee roasting facility is subject to state and local air-quality and emissions regulations. If we encounter difficulties in obtaining any necessary licenses or complying with these laws and regulations our ability to produce any of our roasted products would be severely limited. We believe that we are in compliance in all material respects with all such laws and regulations and we have obtained all material licenses that are required for the operation of our business. We are not aware of any environmental regulations that have or that we believe will have a material adverse effect on our operations.

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

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s Paul Katzeff Paul Katzeff	Chief Executive Officer	May 15, 2009

/s/ Joan Katzeff Joan Katzeff	President	May 15, 2009

/s/ Sam Kraynek Sam Kraynek	Chief Financial Officer	May 15, 2009