Form 10-Q
period 2009-06-30
THANKSGIVING COFFEE CO INC
filed 2009-08-14
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

On August 14, 2009 the registrant had 1,236,744 shares of Class A common stock, no par value per share.

FORM 10-Q

Financial Statements

and Notes to Financial Statements

Thanksgiving Coffee Company, Inc.

For the Six Months Ended June 30, 2009 and 2008

PART 1. Financial Information

Item 1.	Financial Statements

The consolidated financial statements included herein have been prepared by Thanksgiving Coffee Company, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2009, and its results of operations for the three month and six month periods ended June 30, 2009 and 2008 and its cash flows for the six month periods ended June 30, 2009 and 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-K

Thanksgiving Coffee Company, Inc.

Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)	(See Note 1)
Assets
Current assets
Cash	$28,962	$52,144
Accounts receivable, net of allowance	242,970	229,356
Inventories	305,927	339,323
Prepaid expenses	19,590	23,218

Total current assets	597,449	644,041
Property and equipment
Property and equipment	2,587,953	2,585,836
Accumulated depreciation	(2,259,084)	(2,220,023)

Total property and equipment	328,869	365,813
Other assets
Deposits and other assets	10,197	13,250
Other intangibles, net of amortization	7,917	10,329

Total other assets	18,114	23,579

Total assets	$944,432	$1,033,433

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)	(See Note 1)
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$320,516	$331,287
Notes payable - bank	240,585	261,148
Notes payable - other	5,411	9,172
Note payable - shareholders	43,019	43,019
Capital lease obligations	45,295	42,149
Accrued liabilities	29,150	36,303

Total current liabilities	683,976	723,078
Long term debt
Notes payable - shareholder	—	12,000
Notes payable - other	2,195	3,936
Capital lease obligations	9,185	38,886

Total long term debt	11,380	54,822

Total liabilities	695,356	777,900
Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(637,340)	(630,883)

Total shareholders’ equity	249,076	255,533

Total liabilities and shareholders’ equity	$944,432	$1,033,433

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Operations

Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Income
Net sales	$1,136,123	$1,108,869	$2,215,773	$2,153,941
Cost of sales	678,101	723,368	1,328,126	1,353,288

Gross profit	458,022	385,501	887,647	800,653
Operating expenses
Selling, general and administrative expenses	393,020	451,688	820,376	900,801
Depreciation and amortization	22,832	25,281	48,414	51,127

Total operating expenses	415,852	476,969	868,790	951,928

Operating profit/ (loss)	42,170	(91,468)	18,857	(151,275)
Other income (expense)
Miscellaneous income/ (expense)	(3,880)	4,157	(6,214)	1,747
Interest expense	(8,946)	(10,839)	(18,300)	(21,135)

Total other income (expense)	(12,826)	(6,682)	(24,514)	(19,388)

Profit/ (loss) before income taxes	29,344	(98,150)	(5,657)	(170,663)
Income tax expense	—	—	(800)	(800)

Net profit/ (loss)	$29,344	$(98,150)	$(6,457)	$(171,463)

Profit/ (loss) per share (basic)	$0.024	$(0.079)	$(0.005)	$(0.139)

Profit/ (loss) per share (dilutive)	$0.024	$(0.079)	$(0.005)	$(0.139)

Weighted average number of shares	1,236,744	1,236,744	1,236,744	1,236,744

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

Unaudited

	For the Six Months June 30,
	2009	2008
Operating activities
Net loss	$(6,457)	$(171,463)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	53,460	56,468
Allowance for bad debts	792	(1,698)
(Increase) decrease in:
Accounts receivable	(14,406)	(19,137)
Inventories	33,396	(28,251)
Prepaid expenses	3,628	10,985
Deposits and other assets	3,053	(1,214)
Increase (decrease) in:
Accounts payable	(10,771)	206,142
Accrued liabilities	(7,153)	496

Net cash provided by operating activities	55,542	52,328
Investing activities
Purchases of property and equipment	(14,104)	(36,024)
Proceeds from sale of equipment/disposal	—	5,975

Net cash (used in) investing activities	(14,104)	(30,049)
Financing activities
Proceeds from notes payable and capital leases	—	—
Repayments of notes payable and capital leases	(64,620)	(55,659)

Net cash (used in) financing activities	(64,620)	(55,659)
Decrease in cash	(23,182)	(33,380)
Cash at beginning of period	52,144	104,035

Cash at end of period	$28,962	$70,655

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

December 31, 2007 and 2006

1. Basis of Presentation

The condensed financial statements in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. We have continued to follow the accounting policies disclosed in the financial statements included in our 2008 Form 10-K filed with the Securities and Exchange Commission (SEC). It is suggested that these statements be read in conjunction with the December 31, 2008 audited financial statements and the accompanying notes on Form 10-K, as filed with the Securities and Exchange Commission.

The interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of results to be expected for the full year.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

2. Accounts Receivable

Accounts receivable consist of the following:

	6/30/2009	12/31/2008
Accounts receivable	$248,665	$235,532
Less: allowance for doubtful accounts	(5,695)	(6,176)

Net accounts receivable	$242,970	$229,356

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense (recovery) for the six months ended June 30, 2009 and 2008 was $792 and $1,226 respectively.

3. Inventories

Inventories consist of the following:

	6/30/2009	12/31/2008
Coffee
Unroasted	$67,515	$110,244
Roasted	87,838	79,897
Tea	1,719	2,516
Packaging, supplies and other merchandise held for sale	148,855	146,666

Total inventories	$305,927	$339,323

4. Property and Equipment

Property and equipment consist of the following:

	6/30/2009	12/31/2008
Equipment	$1,300,448	$1,295,303
Furniture and fixtures	210,607	215,574
Leasehold improvements	459,847	459,861
Transportation equipment	179,728	177,776
Marketing equipment	166,162	166,162
Capitalized website development costs	14,077	14,076
Property held under capital leases	257,084	257,084

Total property and equipment	2,587,953	2,585,836
Accumulated depreciation	(2,259,084)	(2,220,023)

Property and equipment, net	$328,869	$365,813

Depreciation expense for the six months ended June 30, 2009 and 2008 was $53,460 and $54,056 respectively.

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

Intangible assets subject to amortization consist of the following:

	6/30/2009	12/31/2008
Leasehold value	$67,000	$67,000
Trademarks	5,127	5,127

Total intangible assets	72,127	72,127
Accumulated amortization	(64,210)	(61,798)

Other intangibles, net of amortization	$7,917	$10,329

Amortization expense for the six months ended June 30, 2009 and 2008 was $2,412 and $2,908 respectively.

6. Deposits and Other Assets

Included in Deposits and Other Assets are artwork that was developed for the labels for the tea program and long-term deposits.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7. Long Term Debt

Notes Payable	6/30/2009	12/31/2008
Note payable to Savings Bank of Mendocino, payable in monthly installments of $4,307 plus interest at 2% over prime rate beginning January 1, 2005 (6.50% at June 30, 2009), final payment is due on December 1, 2009. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders.	$230,585	$247,148
Line of credit to Savings Bank of Mendocino, payable in monthly installments of interest only at 2% over prime rate beginning February 13, 2009 with a minimum rate of 6.50% (6.50% at June 30, 2009). The note payable for the line of credit is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders. The line is for a maximum of $25,000 and $10,000 has been used as of June 30, 2009.	10,000	14,000
Note payable to majority shareholders, Paul and Joan Katzeff, uncollateralized, payable in monthly installments of $2,000 plus interest at 12% paid monthly, due on July 15, 2010.	23,100	35,100
Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996.	19,919	19,919
Note payable to Mercedes-Benz, payable in monthly installments of $691, including interest at 6.99%, collateralized by a vehicle, final payment due on September 24, 2009.	2,050	6,046
Note payable to Chrysler Financing, payable in monthly installments of $329, including interest at 15.492%, collateralized by a vehicle, final payment due on January 24, 2011.	5,556	7,063

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

Capital Lease Obligations

	6/30/2009	12/31/2008
Note payable to G.E. Capital, payable in monthly installments of $1,355, including interest at 16.78%, collateralized by equipment, final payment due on March 1, 2009.	—	3,952
Note payable to Avaya Financial Services, payable in monthly installments of $824, including interest at 5.855%, collateralized by equipment, final payment due on August 1, 2009.	1,637	6,451
Note payable to Axis Capital, payable in monthly installments of $709, including interest at 15.473%, collateralized by store fixtures, final payment due September 14, 2009.	1,391	5,358
Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $462, including interest at 14.237%, collateralized by equipment, final payment due on May 22, 2009	—	2,229
Note payable to Marlin Leasing payable in monthly installments of $544, including interest at 17.172%, collateralized by equipment, final payment due on March 1, 2010.	5,543	8,244
Note payable to Marlin Leasing payable in monthly installments of $428, including interest at 18.00%, collateralized by equipment, final payment due on October 1, 2010.	5,042	7,072
Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $533, including interest at 22.24%, collateralized by equipment, final payment due on January 10, 2010	3,494	6,180

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7. Long Term Debt (continued)

Capital Lease Obligations

	6/30/2009	12/31/2008
Note payable to Bank of the West payable in monthly installments of $489, including interest at 12.69%, collateralized by equipment, final payment due on May 1, 2013.	$18,038	$19,764
Note payable to BSB Leasing payable in monthly installments of $285, including interest at 15.89%, collateralized by equipment, final payment due on June 2, 2012	11,213	12,634
Note payable to BSB Leasing payable in monthly installments of $390, including interest at 14.30%, collateralized by equipment, final payment due June 2, 2012.	8,122	9,150

	345,690	410,310
Less current portion	(334,310)	(355,488)

Long term portion of notes payable	$11,380	$54,822

Interest paid for the six months ended June 30, 2009 and 2008 was $18,300 and $21,135, respectively.

As of June 30, 2009, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Years Ending June 30,

2009	$314,974
2010	14,323
2011	9,989
2012	4,035
Thereafter	2,369

$345,690

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

8. Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist of the benefit from net operating loss (NOL) carryforwards and temporary differences. The net operating loss carryforwards expire in various years through 2027. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net loss carryforwards. Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

8. Income Taxes (continued)

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance as of June 30, 2009 are as follows:

Period Ending	Estimated NOL Carryforward less Temporary Differences	NOL Expires	Benefit From NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
June 30, 2009
Federal	$103,695	2017	$15,554	$(15,554)	$(15,554)	$—
	128,576	2018	$19,286	$(19,286)	$(19,286)	$—
	96,867	2023	$14,530	$(14,530)	$(14,530)	$—
	49,714	2024	$7,457	$(7,457)	$(7,457)	$—
	18,755	2025	$2,813	$(2,813)	$(2,813)	$—
	135,234	2026	$20,285	$(20,285)	$(20,285)	$—
	100,670	2027	$15,101	$(15,101)	$(15,101)	$—

	$633,511		$95,027	$(95,027)	$(95,027)	$—

State	$99,944	2016	$8,835	$(8,835)	$(8,835)	$—
	75,759	2017	6,697	(6,697)	(6,697)	—

	$175,703		$15,532	$(15,532)	$(15,532)	$—

Income taxes at the expected statutory rate are reconciled to the Company’s actual income taxes as follows:

2009
Tax (benefit) at federal statutory rate	(15.00)%
State tax (benefit) net of federal benefit	(7.50)
Non-taxable differences	10.34
Temporary differences	49.95
Valuation allowance	(23.65)

Tax provision (benefit) - effective rate	14.14

Income taxes paid for the six months ended June 30, 2009 and the year ended December 31, 2008 were $800 and $800 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

9. Operating Leases

The Company leases some processing and office equipment under noncancelable operating leases with terms ranging from three to five years.

As of June 30, 2009, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

Years Ending December 31,

2009	11,367
2010	5,933
2011	5,391
2012	5,391
Thereafter	6,641

$34,723

Total operating lease payments for the six months ended June 30, 2009 and 2008 was $5,943 and $22,760 respectively.

10. Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders, directors and officers). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The ten-year lease term ends May 31, 2015. Rental expense under the lease for the six months ended June 30, 2009 and 2008 was $51,600 in both years.

The Company also leases a bakery establishment in Mendocino, California under an operating lease expiring September 30, 2011. Rental expense under this operating lease for the six months ended June 30, 2009 and 2008 was $26,580 and $25,320, respectively.

As of June 30, 2009, minimum future rental payments under noncancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years ending December 31,

2009	$78,840
2010	159,690
2011	147,120
2012	103,200
2013	103,200
Thereafter	146,200

$738,250

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

11. Related Party Transactions

As of June 30, 2009, the Company has an interest only note payable, due on demand, to Paul and Joan Katzeff, (the Company’s majority shareholders, directors and officers) for $19,919. In addition, the Company has a note payable to Paul and Joan Katzeff with a principal balance of $23,100, as of June 30, 2009. The loan is uncollateralized, is due July 15, 2010, requires monthly payments of $2,000 and bears interest at 12% per annum. The Company also leases properties from its majority shareholders.

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the six months ended June 30, 2009, is as follows:

Interest payments	$2,720
Rent payments	$47,300
Principal payments	$10,000

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

Selected financial data by business segment

	6/30/2009	6/30/2008
Net Sales
Specialty Coffee	$1,960,674	$1,904,750
Bakery	278,028	270,354

Total	$2,238,702	$2,175,105

Intersegment Sales
Specialty Coffee	$22,929	$21,164

Total Sales	$2,215,773	$2,153,941

Operating Income/(Loss)
Specialty Coffee	$65,459	$(95,698)
Bakery	(46,602)	(55,577)

Total	$18,857	$(151,275)

Depreciation and Amortization
Specialty Coffee	$38,467	$41,989
Bakery	9,947	9,138

Total	$48,414	$51,127

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

12. Information on Business Segments (continued)

	6/30/2009	6/30/2008
Interest Expense
Specialty Coffee	$16,676	$21,135
Bakery	1,624	0

Total	$18,300	$21,135

	6/30//2009	12/31/2008
Assets
Specialty Coffee	$834,363	$919,093
Bakery	110,069	114,340

Total	$944,432	$1,033,433

Fixed Assets
Specialty Coffee	$251,650	$278,647
Bakery	77,219	87,166

Total	$328,869	$365,813

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company has a revolving line of credit for $25,000 of which $10,000 is currently outstanding and a term debt facility of $230,585 with the Savings Bank of Mendocino. The term debt is a five-year note due December 1, 2009 and the line of credit is renewed annually. If the credit line or the term debt should not be renewed, the stability of the Company’s business would be in question. “See Liquidity and Capital Resources.”

Results of Operations

Three months ended June 30, 2009 versus June 30, 2008

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$27,254	2.5%
Cost of Sales	(45,267)	(6.3)%
Gross Margin %	5.5%	15.8%
Selling, G&A Expense	(58,668)	(13)%
Depreciation and Amortization	(2,449)	(9.7)%
Interest Expense	(1,893)	(17.5)%
Net Income (Loss)	127,494	—%

Consolidated net sales for the three months ended June 30, 2009 were $1,136,123, up 2.5%, or over $27,000 when compared with net sales of $1,108,869 for the same period in fiscal 2008.

Distribution revenues (e.g., revenues generated on the Company’s own truck distribution) were down $14,000 or 3% for the three months ended June 30, 2009, when compared with distribution sales for the same period in 2008. The decline was a result of lower sales at retail in the Humboldt county region of the Company’s business.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were up $53,000, or 12% for the three months ended June 30, 2009 when compared to national sales for the same period in 2008. The increase is attributed to higher sales for the Company’s distributor in southern California, and continued sales growth from its new distributor in the central valley of California and the reopened museum in the bay area

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) decreased $11,000, or 12% for the three months ended June 30, 2009 when compared to mail order sales for the same period in 2008. The decrease was attributable to a decline in the Cornucopia program through the elimination of some partners and a general slowdown in the Company’s online store volume

Sales of the Company’s bakery were flat for the three months ended June 30, 2009 when compared to bakery sales for the same period in 2008.

Consolidated cost of sales for the three months ended June 30, 2009 were $678,101, down 6.3%, or over $45,000 when compared with the cost of sales of $723,368 for the same period in 2008. This decrease was a result of lower wages and benefit costs of $20,000 and lower utility costs of $6,000 and lower food costs of $18,000 for the bakery.

Consolidated gross margin percentage (gross profit as a percentage of net sales) for the three months ended June 30, 2009 was 40.3%, up 5.5 % when compared with gross margin of 34.8% for the same period in 2008. The increase in gross margin percent was a result of higher sales coupled with lower costs for the quarter.

Consolidated selling, general and administrative expenses were $393,020 for the three months ended June 30, 2009, a decrease of 13%, or over $58,000 when compared with the selling, general and administrative expenses of $451,688 for the same period in 2008. The decrease was a result of a $8,000 decrease in leasing costs expiring for vehicles, a $10,000 reduction of legal expenses, a $6,000 reduction in life insurance costs, a $11,000 decrease in audit fees because of a delay in implementing internal control audits by an independent accounting firm for small filers, a $5,000 reduction in rebate costs to partners in the cornucopia program and a $8,000 reduction in freight costs.

Consolidated depreciation and amortization expenses for the three months ended June 30, 2009 were $22,832, a 9.7% decrease, or over $2,000, when compared to depreciation expense of $25,281 for the same period in 2008. The decline was a result of only minor capital expenditures made during 2009 and older assets that are fully depreciated.

Consolidated interest expense for the three months ended June 30, 2009 was $8,946, a 17.5% decrease or nearly $2,000 compared with interest expense of $10,839 for the same period in 2008. Total debt is $345,690 at June 30, 2009 versus $410,310 at December 31, 2008.

As a result of the foregoing factors, the Company had a consolidated net profit of $29,344 for the three months ended June 30, 2009, compared to a net loss of $98,150 for the same period in 2008. Because of the current economic climate, the lack of sustainable sales growth and high green bean costs, their can be no assurances that the Company will be profitable in the future.

Six Months ended June 30, 2009 versus June 30, 2008:

Consolidated	Increase/ (Decrease)	Percent Change
Sales	$61,832	2.9%
Cost of Sales	(25,162)	(1.9)%
Gross Margin	2.9%	7.8%
Selling G & A Expense	(80,425)	(8.9)%
Depreciation and Amortization	(2,713)	(5.3)%
Interest Expense	(2,835)	(13.4)%
Net Income/(Loss)	(165,006)	—

Consolidated net sales for the six months ended June 30, 2009 were $2,215,773, an increase of over $61,000 or 2.9%, when compared to sales of $2,153,941 for the same period in 2008.

Distribution revenues (e.g., revenues generated on the Company’s own truck distribution) were down $24,000 or 3%, for the six months ended June 30, 2009 when compared to the same period in 2008. Sales in the Humboldt county region of the Company’s business are lower and a grocery chain that eliminates the Company’s products when they remodel existing stores.

National Revenues (e.g., revenues not derived by mail order and direct truck distribution) were up $90,000 or 10%, for the six months ended June 30, 2009 when compared to sales for the same period in 2008. Increases with the distributor in southern California, a new distributor in the central valley of California and the reopening of a museum in the bay area have all added to this segment of the Company’s business.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) were down $13,000 or 6%, for the six months ended June 30, 2009 when compared to sales for the same period in 2008. The decline was attributable to the reduction of the Cornucopia program through elimination of some partners. The remainder was a slowdown in the Company’s online store volume.

Sales of the Company’s bakery were up $8,000 or nearly 3%, for the six months ended June 30, 2009 when compared to the same period in 2008.

Consolidated cost of sales for the six months ended June 30, 2009 were $1,328,126 a decrease of over $25,000 or 1.9% when compared with the cost of sales of $1,353,288 for the same period in 2008. The decrease was attributed to lower costs of production and roasting labor.

Consolidated gross margin (gross profit as a percentage of net sales) for the six months ended June 30, 2009 was 40.1%, up 2.9% when compared with gross margin of 37.2% for the same period in 2008. The increase in gross margin is attributed to higher sales and lower production costs.

Consolidated selling, general and administrative expenses were $820,376 for the six months ended June 30, 2009, a decrease of over $80,000 or 8.9%, when compared to selling, general and administrative expenses of $900,801 for the same period in 2008. The decreases were attributed to a $16,000 decrease in leasing costs as leases expired, a $10,000 decline in rebates paid to partners in the Cornucopia program, a $12,000 decrease in legal and professional fees, a $10,000 reduction in officers life insurance premiums, a $11,000 reduction in audit fees as the deadline for using an independent accounting firm to audit internal controls for smaller companies was extended, a $4,000 reduction in printing and graphics expense and a $10,000 reduction in payroll expense.

Consolidated depreciation and amortization expenses for the six months ended June 30, 2009 were $48,414 a decline of nearly $3,000 or 5.3%, when compared to depreciation and amortization expenses of $51,127 for the same period in 2008. The decrease is a result of few expenditures being placed in service during 2009 and a number of older assets being fully depreciated.

Consolidated interest expense for the six months ended June 30, 2009 was $18,300 a decrease of nearly $3,000 or 13.4%, when compared to interest expense of $21,135 for the same period in 2008. Total debt has been reduced by $64,620 since December 31, 2008.

As a result of the forgoing items, the Company had a consolidated net loss of $6,457 at June 30, 2009 compared to a loss of $171,463 for the same period in 2008. Because of previous periods sales declines, increases in the cost of green beans and the current economic climate, there can be no assurances that the Company will be profitable in any future periods

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, the Company had working capital deficit of ($86,527) versus working capital deficit of ($79,037) as of December 31, 2008. The decrease in working capital is due primarily to a nearly $7,000 decrease in current assets over current liabilities. The working capital is negative because the Company has reclassified a note from the Savings Bank of Mendocino of $230,585 at June 30, 2009 from a long term debt to a current liability because the loan is due in less than twelve months and requires a balloon payment in December of 2009. The Company plans to renew the loan at that time. However, there can be no assurances the Company will be successful in renewing the note.

Net cash provided by operating activities was $55,542 for the six months ended June 30, 2009 compared to net cash provided by operating activities for the six months ended June 30, 2008 of $52,328. The increase in net cash provided by operating activities in the six months of 2009 was primarily a result of a decrease in the loss of over $165,000 offset by a decrease in accounts payable.

Cash used in investing activities was $14,104 for the six months ended June 30, 2009 compared to $30,049 used in investing activities for the same period in 2008. Capital additions for the first six months of 2009 were $5,000 for brewers and grinders, $3,000 for production equipment, $2,000 to replace an engine in a Company vehicle and $4,000 for a new POS cash register and quad core computer for the office.

Net cash used in financing activities for the six months ended June 30, 2009 was $64,620 compared to net cash used in financing activities of $55,659 during the same period in 2008. The cash used by financing was a result of paying existing debt as no new debt was added during the period.

Because of the capital acquisitions and repayment of debt, cash at June 30, 2009 declined over $23,000 from the cash balance at January 1, 2009 and was over $41,000 lower than cash of $70,655 at June 30, 2008.

In November 2004, the Company secured a term note with the Savings Bank of Mendocino. This note is amortized over ten years and is payable in five years with a balloon payment on December 1, 2009 at 2% over prime rate. The rate was 6.5% at June 30, 2009. The note is collateralized by the Company’s accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. This note is personally guaranteed by the Company’s majority shareholders. As of June 30, 2009 the balance on the note is $230,585 (See Note 7 of Notes to the Financial Statements)

The Company also has a $25,000 line of credit with the Savings Bank of Mendocino. The credit line is interest only payments renewable annually at 2% over the prime rate with a minimum rate of 6.5%. The rate was 6.5% at June 30, 2009 with an outstanding balance on the line of $10,000. The credit line is dated February 13, 2009 and is renewed annually. The credit line is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. The line of credit is personally guaranteed by the Company’s majority shareholders. (See Note 7 of Notes to Financial Statements)

The Company has an interest-only note for $19,919 and a principal and interest note for $23,100 at June 30, 2009, payable to the majority shareholders, directors and officers, Joan and Paul Katzeff. The interest-only note is at 12%, with balance due on demand after June 30, 1996 and is uncollateralized. The principal and interest note is at 12% payable in monthly installments of $2,000 plus interest with the balance due on July 15, 2010 and is uncollateralized. (See Note 7 and Note 11 of Notes to Financial Statements)

At June 30, 2008, the Company had total borrowings of $345,690 including $240,585 owing to the Savings Bank of Mendocino. This compares to total borrowings of $410,310 as of December 31, 2008, including $261,148 outstanding to the Savings Bank of Mendocino.

For long-term debt, see Note 7 and Note 11 of the Notes to Financial Statements. For operating leases, see Note 9 of the Notes to Financial Statements. For real estate leases, see Note 10 and Note 11 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$345,690	$314,974	$24,312	$4,035	$2,369
Operating Leases	34,723	11,367	11,324	12,032	—
Real Estate Leases	738,250	78,840	306,810	206,400	146,200
Total Cash Obligations	$1,118,663	$405,181	$342,446	$222,467	$148,569

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

At present, there is no pending litigation or proceeding involving any director, officer, employee or agent of the Company where indemnification would be required or permitted. The Company is not aware of any pending or threatened litigation or any proceeding that might result in a claim for such indemnification.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s stock is generally illiquid and there have been few trades in recent years. There have been three trades in the Company’s Common Stock since 1999. In June 2004, 750 shares were traded at $4.50 per share. In December 2005, 400 shares were traded at $2.00 per share.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009. Based on that evaluation, the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s Disclosure controls over financial reporting during the second quarter of 2009 that have materially affected or are reasonably likely to affect the Company’s internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

-None-

ITEM 1A.	RISK FACTORS

The Company has concerns regarding the current economic situation. The United States and the global economy is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company’s operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

Our coffee roasting facility is subject to state and local air-quality and emissions regulations. If we encounter difficulties in obtaining any necessary licenses or complying with these laws and regulations, our ability to produce any of our roasted products would be severely limited. We believe that we are in compliance in all material respects with all such laws and regulations and we have obtained all material licenses that are required for the operation of our business. We are not aware of any environmental regulations that have or that we believe will have a material adverse effect on our operations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Paul Katzeff Paul Katzeff	Chief Executive Officer	August 14, 2009

/s/ Joan Katzeff Joan Katzeff	President	August 14, 2009

/s/ Sam Kraynek Sam Kraynek	Chief Financial Officer	August 14, 2009