Form 10-Q
period 2009-09-30
THANKSGIVING COFFEE CO INC
filed 2009-11-16
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

On November 16, 2009 the registrant had 1,236,744 shares of Class A common stock, no par value per share.

FORM 10-Q

Financial Statements

and Notes to Financial Statements

Thanksgiving Coffee Company, Inc.

For the Nine Months Ended September 30, 2009 and 2008

PART 1. Financial Information

Item 1.	Financial Statements

The consolidated financial statements included herein have been prepared by Thanksgiving Coffee Company, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2009, and its results of operations for the three month and nine month periods ended September 30, 2009 and 2008 and its cash flows for the nine month periods ended September 30, 2009 and 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-K

Thanksgiving Coffee Company, Inc.

Balance Sheets

	September 30, 2009 (Unaudited)	December 31, 2008 (See Note 1)
Assets
Current assets
Cash	$52,114	$52,144
Accounts receivable, net of allowance	216,717	229,356
Inventories	300,695	339,323
Prepaid expenses	23,393	23,218

Total current assets	592,919	644,041

Property and equipment
Property and equipment	2,604,330	2,585,836
Accumulated depreciation	(2,285,214)	(2,220,023)

Total property and equipment	319,116	365,813

Other assets
Deposits and other assets	12,279	13,250
Other intangibles, net of amortization	7,113	10,329

Total other assets	19,392	23,579

Total assets	$931,427	$1,033,433

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$291,966	$331,287
Notes payable – bank	222,634	261,148
Notes payable – other	3,483	9,172
Note Payable – shareholders	37,019	43,019
Capital lease obligations	19,728	42,149
Accrued liabilities	59,772	36,303

Total current liabilities	634,602	723,078

Long term debt
Notes payable – bank	—	—
Notes payable – shareholder	—	12,000
Notes payable – other	1,277	3,936
Capital lease obligations	25,566	38,886

Total long term debt	26,843	54,822

Total liabilities	661,445	777,900
Commitments & Contingencies (Notes 1,5,7,8,9,10 & 11)
Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(616,434)	(630,883)

Total shareholders’ equity	269,982	255,533

Total liabilities and shareholders’ equity	$931,427	$1,033,433

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Operations

Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Income
Net sales	$1,156,415	$1,171,993	$3,372,188	$3,325,934
Cost of sales	694,227	713,981	2,022,353	2,067,269

Gross profit	462,188	458,012	1,349,835	1,258,665

Operating expenses
Selling, general and administrative expenses	405,585	412,886	1,225,961	1,313,687
Depreciation and amortization	27,830	26,664	76,244	77,791

Total operating expenses	433,415	439,550	1,302,205	1,391,478

Operating profit/(loss)	28,773	18,462	47,630	(132,813)

Other income (expense)
Miscellaneous income/(expense)	982	5,849	(5,232)	1,621
Gain/(loss) on sale of fixed assets				5,975
Interest expense	(8,849)	(10,792)	(27,149)	(31,927)

Total other income (expense)	(7,867)	(4,943)	(32,381)	(24,331)

Profit/(loss) before income taxes	20,906	13,519	15,249	(157,144)
Income tax expense	—	—	(800)	(800)

Net profit/(loss)	$20,906	$13,519	$14,449	$(157,944)

Profit/(loss) per share (basic)	$0.017	$0.011	$0.012	$(0.128)

Profit/(loss) per share (dilutive)	$0.017	$0.011	$0.012	$(0.128)

Weighted average number of shares	1,236,744	1,236,744	1,236,744	1,236,744

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

Unaudited

	For the Nine Months September 30,
	2009	2008
Operating activities
Net Income/(loss)	$14,449	$(157,943)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	83,865	85,832
Allowance for bad debts	508	(487)
(Increase) decrease in:
Accounts receivable	12,131	2,018
Inventories	38,628	(16,828)
Prepaid expenses	(175)	6,808
Deposits and other assets	971	(236)
Increase (decrease) in:
Accounts payable	(39,321)	135,282
Accrued liabilities	23,469	(12,863)

Net cash provided by operating activities	134,525	41,583

Investing activities
Purchases of property and equipment	(33,952)	(91,527)
Proceeds from sale of equipment/disposal	—	5,975

Net cash (used in) investing activities	(33,952)	(85,552)

Financing activities
Proceeds from notes payable and capital leases	—	43,860
Repayments of notes payable and capital leases	(100,603)	(90,154)

Net cash (used in) financing activities	(100,603)	(46,294)

Decrease in cash	(30)	(90,263)
Cash at beginning of period	52,144	104,035

Cash at end of period	$52,114	$13,772

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$27,149	$31,927
Income taxes	$800	$800

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

September 30, 2009 and 2008

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

The interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of results to be expected for the full year.

Segment Reporting

The Company discloses the products and services it provides, the material countries in which it holds assets and reports revenues and its major customers. See Note 12

Income Taxes

The Company accounts for income taxes under the asset and liability method. As such, deferred income tax assets and liabilities are recognized for the future tax consequences of the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basses. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

2. Accounts Receivable

Accounts receivable consist of the following:

	9/30/2009	12/31/2008
Accounts receivable	$221,904	$235,532
Less: allowance for doubtful accounts	(5,187)	(6,176)

Net accounts receivable	$216,717	$229,356

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense (recovery) for the nine months ended September 30, 2009 and 2008 was $(178) and $2,012 respectively.

3. Inventories

Inventories consist of the following:

	9/30/2009	12/31/2008
Coffee
Unroasted	$83,930	$110,244
Roasted	75,243	79,897
Tea	2,256	2,516
Packaging, supplies and other merchandise held for sale	139,266	146,666

Total inventories	$300,695	$339,323

4. Property and Equipment

Property and equipment consist of the following:

	9/30/2009	12/31/2008
Equipment	$1,310,395	$1,295,303
Furniture and fixtures	211,516	215,574
Leasehold improvements	460,729	459,861
Transportation equipment	184,368	177,776
Marketing equipment	166,162	166,162
Capitalized website development costs	14,076	14,076
Property held under capital leases	257,084	257,084

Total property and equipment	2,604,330	2,585,836
Accumulated depreciation	(2,285,214)	(2,220,023)

Property and equipment, net	$319,116	$365,813

Depreciation expense for the nine months ended September 30, 2009 and 2008 was $80,649 and $81,410 respectively.

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

Intangible assets subject to amortization consist of the following:

	9/30/2009	12/31/2008
Leasehold value	$67,000	$67,000
Trademarks	5,127	5,127

Total intangible assets	72,127	72,127
Accumulated amortization	(65,014)	(61,798)

Other intangibles, net of amortization	$7,113	$10,329

Amortization expense for the nine months ended September 30, 2009 and 2008 was $3,216 and $4,422 respectively.

6. Deposits and Other Assets

Included in Deposits and Other Assets are artwork that was developed for the labels for the tea program and long-term deposits.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7. Long Term Debt

Notes Payable

	9/30/2009	12/31/2008
Note payable to Savings Bank of Mendocino, payable in monthly installments of $4,307 plus interest at 2% over prime rate beginning January 1, 2005 (6.50% at September 30, 2009), final payment is due on December 1, 2009. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders.	$222,134	$247,148

Line of credit to Savings Bank of Mendocino, payable in monthly installments of interest only at 2% over prime rate beginning February 13, 2009 with a minimum rate of 6.50% (6.50% at September 30, 2009). The note payable for the line of credit is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangible and contract rights along with a personal guarantee from the Company’s majority shareholders. The line is for a maximum of $25,000 and $500 has been used as of September 30, 2009.	500	14,000

Note payable to majority shareholders, Paul and Joan Katzeff, uncollateralized, payable in monthly installments of $2,000 plus interest at 12% paid monthly, due on July 15, 2010.	17,100	35,100

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996.	19,919	19,919

Note payable to Mercedes-Benz, payable in monthly installments of $691, including interest at 6.99%, collateralized by a vehicle, final payment due on September 24, 2009.	—	6,046

Note payable to Chrysler Financing, payable in monthly installments of $329, including interest at 15.492%, collateralized by a vehicle, final payment due on January 24, 2011	4,760	7,063

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

Capital Lease Obligations

	9/30/2009	12/31/2008
Note payable to G.E. Capital, payable in monthly installments of $1,355, including interest at 16.78%, collateralized by equipment, final payment due on March 1, 2009.	—	3,952

Note payable to Avaya Financial Services, payable in monthly installments of $824, including interest at 5.855%, collateralized by equipment, final payment due on August 1, 2009.	—	6,451

Note payable to Axis Capital, payable in monthly installments of $709, including interest at 15.473%, collateralized by store fixtures, final payment due September 14, 2009.	—	5,358

Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $462, including interest at 14.237%, collateralized by equipment, final payment due on May 22, 2009	—	2,229

Note payable to Marlin Leasing payable in monthly installments of $544, including interest at 17.172%, collateralized by equipment, final payment due on March 1, 2010.	4,110	8,244

Note payable to Marlin Leasing payable in monthly installments of $428, including interest at 18.00%, collateralized by equipment, final payment due on October 1, 2010.	3,959	7,072

Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $533, including interest at 22.24%, collateralized by equipment, final payment due on Jan. 10, 2010	2,047	6,180

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

7. Long Term Debt (continued)

Capital Lease Obligations

	9/30/2009	12/31/2008
Note payable to Bank of the West payable in monthly installments of $489, including interest at 12.69%, collateralized by equipment, final payment due on May 1, 2013.	$17,134	$19,764

Note payable to BSB Leasing payable in monthly installments of $285, including interest at 15.89%, collateralized by equipment, final payment due on June 2, 2012	10,461	12,634

Note payable to BSB Leasing payable in monthly installments of $390, including interest at 14.30%, collateralized by equipment, final payment due June 2, 2012.	7,583	9,150

	309,707	410,310
Less current portion	(282,864)	(355,488)

Long term portion of notes payable	$26,843	$54,822

Interest paid for the nine months ended September 30, 2009 and 2008 was $27,149 and $31,927 respectively.

As of September 30, 2009, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Years Ending December 31,
2009	$257,547
2010	29,016
2011	14,297
2012	6,402
2013	2,445

$309,707

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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance as of September 30, 2009 are as follows:

Period Ending	Estimated NOL Carryforward less Temporary Differences	NOL Expires	Benefit From NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
September 30, 2009

Federal	$73,102	2017	$10,965	$(10,965)	$(10,965)	$—
	128,576	2018	19,286	(19,286)	(19,286)	—
	96,867	2023	14,530	(14,530)	(14,530)	—
	49,714	2024	7,457	(7,457)	(7,457)	—
	18,755	2025	2,813	(2,813)	(2,813)	—
	135,234	2026	20,285	(20,285)	(20,285)	—
	73,959	2027	11,094	(11,094)	(11,094)	—

	$576,207		$86,430	$(86,430)	$(86,430)	$—

State	$72,794	2016	$6,435	$(6,435)	$(6,435)	$—
	78,514	2018	6,941	(6,941)	(6,941)	—

	$151,308		$13,376	$(13,376)	$(13,376)	$—

Income taxes at the expected statutory rate are reconciled to the Company’s actual income taxes as follows:

2009
Tax (benefit) at federal statutory rate	15.00%
State tax (benefit) net of federal benefit	7.50
Non-taxable differences	5.22
Temporary differences	15.73
Valuation allowance	(38.21)

Tax provision (benefit) – effective rate	5.24

Income taxes paid for the nine months ended September 30, 2009 and the year ended December 31, 2008 were $800 and $800 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

9. Operating Leases

The Company leases some processing and office equipment under noncancelable operating leases with terms ranging from three to five years.

As of September 30, 2009, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

Years Ending December 31,
2009	1,974
2010	5,933
2011	5,391
2012	5,390
2013	5,154
Thereafter	1,487

$25,329

Total operating lease payments for the nine months ended September 30, 2009 and 2008 was $9,393 and $25,164 respectively.

10. Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders, directors and officers). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The ten-year lease term ends May 31, 2015. Rental expense under the lease for the nine months ended September 30, 2009 and 2008 was $77,400 in both years.

The Company also leases a bakery establishment in Mendocino, California under an operating lease expiring September 30, 2011. Rental expense under this operating lease for the nine months ended September 30, 2009 and 2008 was $41,301 and $37,980, respectively.

As of September 30, 2009, minimum future rental payments under noncancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years ending December 31,
2009	$39,090
2010	159,690
2011	147,120
2012	103,200
2013	103,200
Thereafter	146,200

$698,500

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

11. Related Party Transactions

As of September 30, 2009, the Company has an interest only note payable, due on demand, to Paul and Joan Katzeff, (the Company’s majority shareholders, directors and officers) for $19,919. In addition, the Company has a note payable to Paul and Joan Katzeff with a principal balance of $17,100, as of September 30, 2009. The loan is uncollateralized, is due July 15, 2010, requires monthly payments of $2,000 and bears interest at 12% per annum. The Company also leases properties from its majority shareholders.

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the nine months ended September 30, 2009, is as follows:

Interest payments	$3,855
Rent payments	$77,400
Principal payments	$8,000

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

Selected financial data by business segment

	9/30/2009	9/30/2008
Net Sales
Specialty Coffee	$2,947,000	$2,900,135
Bakery	464,876	463,231

Total	$3,411,876	$3,363,366

Intersegment Sales
Specialty Coffee	$39,688	$37,432

Total Sales	$3,372,188	$3,325,934

Operating Income/(Loss)
Specialty Coffee	$96,985	$(74,081)
Bakery	(49,355)	(58,732)

Total	$47,630	$(132,813)

Depreciation and Amortization
Specialty Coffee	$58,428	$62,943
Bakery	17,816	14,848

Total	$76,244	$77,791

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

12. Information on Business Segments (continued)

	9/30/2009	9/30/2008
Interest Expense
Specialty Coffee	$24,790	$31,615
Bakery	2,359	312

Total	$27,149	$31,927

	9/30//2009	12/31/2008
Assets
Specialty Coffee	$808,126	$919,093
Bakery	123,301	114,340

Total	$931,427	$1,033,433

Fixed Assets
Specialty Coffee	$246,578	$278,647
Bakery	72,538	87,166

Total	$319,116	$365,813

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company has a revolving line of credit for $25,000 of which $500 is currently outstanding and a term debt facility of $222,134 with the Savings Bank of Mendocino. The term debt is a five-year note due December 1, 2009 and the line of credit is renewed annually. If the credit line or the term debt should not be renewed, the stability of the Company’s business would be in question. “See Liquidity and Capital Resources.”

Results of Operations

Three months ended September 30, 2009 versus September 30, 2008

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$(15,578)	(1.3)%
Cost of Sales	(19,754)	(2.8)%
Gross Margin %	.9%	2.3%
Selling, G&A Expense	(7,301)	(1.8)%
Depreciation And Amortization	1,166	4.4%
Interest Expense	(1,943)	(18.0)%
Net Income (Loss)	7,387	54.6%

Consolidated net sales for the three months ended September 30, 2009 were $1,156,415, down 1.3%, or over $15,000 when compared with net sales of $1,171,993 for the same period in fiscal 2008.

Distribution revenues (e.g., revenues generated on the Company’s own truck distribution) were down $45,000 or 9% for the three months ended September 30, 2009, when compared with distribution sales for the same period in 2008. The decline was a result of lower sales at retailers in the Humboldt county region of the Company’s business and general decline in sales as no customers were lost.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were up $50,000, or 12% for the three months ended September 30, 2009 when compared to national sales for the same period in 2008. The increase is attributed to higher sales for the Company’s distributor in southern California, continued sales growth from its new distributor in the central valley of California and a reopened museum in the bay area.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) decreased $20,000, or 13% for the three months ended September 30, 2009 when compared to mail order sales for the same period in 2008. The decrease was attributable to a decline in the Cornucopia program through the elimination of some partners and a general slowdown in the Company’s online store volume.

Sales of the Company’s bakery were flat for the three months ended September 30, 2009 when compared to bakery sales for the same period in 2008.

Consolidated cost of sales for the three months ended September 30, 2009 were $694,227, down 2.8%, or nearly $20,000 when compared with the cost of sales of $713,981 for the same period in 2008. This decrease was a result of lower wages and benefit costs of $17,000 and lower utility costs of $3,000 and lower food costs at the bakery of $7,000 offset by an increase in green beans of nearly $7,000.

Consolidated gross margin percentage (gross profit as a percentage of net sales) for the three months ended September 30, 2009 was 40%, up .9 % when compared with gross margin of 39.1% for the same period in 2008. The increase in gross margin percent was a result of lower costs for the quarter.

Consolidated selling, general and administrative expenses were $405,585 for the three months ended September 30, 2009, a decrease of 1.8%, or over $7,000 when compared with the selling, general and administrative expenses of $412,886 for the same period in 2008. The decrease was a result of a decrease in payments to certain grower co-ops because of a change in their programs and a reduction in commission expense because of lower sales to some distributors.

Consolidated depreciation and amortization expenses for the three months ended September 30, 2009 were $27,830, a 4.4% increase, or over $1,000, when compared to depreciation expense of $26,664 for the same period in 2008. The increase was a result of capital expenditures placed into service during the third quarter of 2009.

Consolidated interest expense for the three months ended September 30, 2009 was $8,849, an 18.1% decrease or nearly $2,000 compared with interest expense of $10,792 for the same period in 2008. Total debt is $309,707 at September 30, 2009 versus $410,310 at December 31, 2008.

As a result of the foregoing factors, the Company had a consolidated net profit of $20,906 for the three months ended September 30, 2009, an increase of nearly $7,400, or 54.6% when compared to a net profit of $13,519 for the same period in 2008. Because of the current economic climate, the lack of sustainable sales growth and high green bean costs, their can be no assurances that the Company will be profitable in the future.

Nine Months ended September 30, 2009 versus September 30, 2008:

Consolidated	Increase/(Decrease)	Percent Change
Sales	$46,254	1.4%
Cost of Sales	(44,916)	(2.2)%
Gross Margin	2.2%	5.8%
Selling G & A Expense	(87,726)	(6.7)%
Depreciation and Amortization	(1,547)	(2.0)%
Interest Expense	(4,778)	(15.0)%
Net Income/(Loss)	172,393	—

Consolidated net sales for the nine months ended September 30, 2009 were $3,372,188, an increase of over $46,000 or 1.4%, when compared to sales of $3,325,934 for the same period in 2008.

Distribution revenues (e.g., revenues generated on the Company’s own truck distribution) were down $69,000 or 5%, for the nine months ended September 30, 2009 when compared to the same period in 2008. Sales in this segment are lower because of a drop in the Humboldt county region of the Company’s business and a grocery chain that eliminates the Company’s products when they remodel existing stores. Sales volume in this segment was effected by the economic downturn as only a small number of customers were lost because of closing their businesses during this period.

National Revenues (e.g., revenues not derived by mail order and direct truck distribution) were up $150,000 or 11%, for the nine months ended September 30, 2009 when compared to sales for the same period in 2008. Increases with the distributor in southern California, a new distributor in the central valley of California and the reopening of a museum in the bay area have all added to this segment of the Company’s business.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) were down $35,000 or 10%, for the nine months ended September 30, 2009 when compared to sales for the same period in 2008. The decline was attributable to the reduction of the Cornucopia program through elimination of some partners. The remainder was a slowdown in the Company’s online store volume.

Sales of the Company’s bakery were flat for the nine months ended September 30, 2009 when compared to the same period in 2008.

Consolidated cost of sales for the nine months ended September 30, 2009 were $2,022,353 a decrease of nearly $45,000 or 2.2%, when compared with the cost of sales of $2,067,269 for the same period in 2008. The decrease was attributed to lower costs of production and roasting labor of $60,000, lower utility costs of $15,000 and lower production costs of $15,000. These declines were offset by higher green bean costs of $45,000.

Consolidated gross margin (gross profit as a percentage of net sales) for the nine months ended September 30, 2009 was 40%, up 2.2% when compared with gross margin of 37.8% for the same period in 2008. The increase in gross margin is attributed to higher sales and lower production costs.

Consolidated selling, general and administrative expenses were $1,225,961 for the nine months ended September 30, 2009, a decrease of nearly $88,000 or 6.7%, when compared to selling, general and administrative expenses of $1,313,687 for the same period in 2008. The decreases were attributed to a $16,000 decrease in leasing costs as leases expired, a $17,000 decline in rebates and commissions paid to co-op growing partners and brokers and distributors, a $15,000 reduction in officers life insurance premiums, a $11,000 reduction in audit fees as the deadline for using an independent accounting firm to audit internal controls for smaller companies was extended, a $10,000 reduction in auto repair and fuel expense, a $5,000 reduction in online catalog expense and a $14,000 reduction in operating supplies.

Consolidated depreciation and amortization expenses for the nine months ended September 30, 2009 were $76,244 a decline of over $1,500 or 2%, when compared to depreciation and amortization expenses of $77,791 for the same period in 2008. The decrease is a result of few expenditures being placed in service during the first six months of 2009 and a number of older assets being fully depreciated offset by a number of new assets placed into service in the third quarter of 2009.

Consolidated interest expense for the nine months ended September 30, 2009 was $27,149 a decrease of nearly $4,800 or 15%, when compared to interest expense of $31,927 for the same period in 2008. Total debt has been reduced by $100,603 since December 31, 2008.

As a result of the forgoing items, the Company had a consolidated net profit of $14,449 at September 30, 2009 compared to a loss of $157,944 for the same period in 2008. Because of previous periods sales declines, increases in the cost of green beans and the current economic climate, there can be no assurances that the Company will be profitable in any future periods

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, the Company had working capital deficit of ($41,683) versus working capital deficit of ($79,037) as of December 31, 2008. The decrease in working capital deficit is due primarily to over a $37,000 reduction in current liabilities over current assets. The working capital is negative because the Company has reclassified a note from the Savings Bank of Mendocino of $222,134 from a long term debt to a current liability because the loan is due in less than twelve months and requires a balloon payment in December of 2009. The Company plans to renew the loan at that time. However, there can be no assurances the Company will be successful in renewing the note.

Net cash provided by operating activities was $134,525 for the nine months ended September 30, 2009 compared to net cash provided by operating activities for the nine months ended September 30, 2008 of $41,583. The increase in net cash provided by operating activities in the nine months of 2009 was primarily a result of the Company earning a profit of $14,449 in 2009 versus a loss of nearly $158,000 offset by a decrease in accounts payable.

Cash used in investing activities was $33,952 for the nine months ended September 30, 2009 compared to $85,552 used in investing activities for the same period in 2008. Capital additions for the first nine months of 2009 were $15,000 for customer retail store fixtures $5,000 for brewers and grinders, $4,000 for production equipment, $6,000 for replacements to Company vehicles and $4,000 for a new POS cash register and quad core computer for the office.

Net cash used in financing activities for the nine months ended September 30, 2009 was $100,603 compared to net cash used in financing activities of $46,294 during the same period in 2008. The cash used by financing activities in 2009 was a result of paying existing debt while in 2008 over $90,000 of debt was paid which was offset by nearly $44,000 of new debt.

Because of the increase in net cash provided by operating activities offset by the capital acquisitions and repayment of debt, cash at September 30, 2009 was nearly equal to the cash at January 1, 2009 and was over $38,000 higher than cash of $13,772 at September 30, 2008.

In November 2004, the Company secured a term note with the Savings Bank of Mendocino. This note is amortized over ten years and is payable in five years with a balloon payment on December 1, 2009 at 2% over prime rate. The rate was 6.5% at September 30, 2009. The note is collateralized by the Company’s accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. This note is personally guaranteed by the Company’s majority shareholders. As of September 30, 2009 the balance on the note is $222,134 (See Note 7 of Notes to the Financial Statements)

The Company also has a $25,000 line of credit with the Savings Bank of Mendocino. The credit line is interest only payments renewable annually at 2% over the prime rate with a minimum rate of 6.5%. The rate was 6.5% at September 30, 2009 with an outstanding balance on the line of $500. The credit line is dated February 13, 2009 and is renewed annually. The credit line is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. The line of credit is personally guaranteed by the Company’s majority shareholders. (See Note 7 of Notes to Financial Statements)

The Company has an interest-only note for $19,919 and a principal and interest note for $17,100 at September 30, 2009, payable to the majority shareholders, directors and officers, Joan and Paul Katzeff. The interest-only note is at 12%, with balance due on demand after June 30, 1996 and is uncollateralized. The principal and interest note has a 12% interest rate and is payable in monthly installments of $2,000 plus interest with the balance due on July 15, 2010 and is uncollateralized. (See Note 7 and Note 11 of Notes to Financial Statements)

At September 30, 2009, the Company had total borrowings of $309,707 including $222,634 owing to the Savings Bank of Mendocino. This compares to total borrowings of $410,310 as of December 31, 2008, including $261,148 outstanding to the Savings Bank of Mendocino.

For long-term debt, see Note 7 and Note 11 of the Notes to Financial Statements. For operating leases, see Note 9 of the Notes to Financial Statements. For real estate leases, see Note 10 and Note 11 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$309,707	$257,547	$43,313	$8,847	$
Operating Leases	25,329	7,907	10,781	6,641		—
Real Estate Leases	698,500	198,780	250,320	206,400		43,000

Total Cash Obligations	$1,033,536	$464,234	$304,414	$221,888		$43,000

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

“11 – Related Party Transactions” in the Notes to the Financial Statements.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. Based on that evaluation, the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s Disclosure controls over financial reporting during the third quarter of 2009 that have materially affected or are reasonably likely to affect the Company’s internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

– None –

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

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ PAUL KATZEFF	Chief Executive Officer	November 16, 2009
Paul Katzeff

/s/ JOAN KATZEFF	President	November 16, 2009
Joan Katzeff

/s/ SAM KRAYNEK	Chief Financial Officer	November 16, 2009
Sam Kraynek