Form 10-K
period 2009-12-31
THANKSGIVING COFFEE CO INC
filed 2010-03-31
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 12/31/2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 033-96070-LA

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

Securities registered pursuant to Section 12(g) of the Exchange Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Regulation 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files),    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant’s stock is generally illiquid and there have been few trades in recent years. There have been three trades in the registrant’s Common Stock since 1999. In June 2004, 750 shares were traded at $4.50 per share. In December 2005, 400 shares were traded at $2.00 per share. In October 2007, Paul Katzeff, a director and Chief Executive Officer of the registrant, purchased 70 shares for $2.104 per share. See “Part II, Item 5, Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.” The approximate aggregate market value of the common equity held by non-affiliates of the registrant as of March 26, 2010, using the October 2007 trading price, was $569,225.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 26, 2010
Common Stock, no par value	1,236,744 shares

DOCUMENTS INCORPORATED BY REFERENCE

PART I

ITEM 1	BUSINESS

When we refer to “we,” “our,” “us” or “Company” in this Annual report on Form 10-K, we mean the Thanksgiving Coffee Company, Inc.

FORWARD LOOKING INFORMATION

In addition to historical information, this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “would,” “should,” “could,” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These statements relate to, among other things, possible expansions into new and existing markets and trends in the operations of “the Company”. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green coffee beans, continuing competition within the Company’s markets, variances from budgeted sales mix and growth rate, consumer acceptance of the Company’s products, inability to secure adequate capital to fund its operating expenses and working capital requirements, inability to sell the Company’s bakery, inability to increase prices for the Company’s products, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement the Company’s sales goals, natural disasters, civil unrest in countries which produce coffee and tea, weather and other risks identified herein. We do not intend, and undertake no obligations, to update any of our forward-looking statements after the date of this annual report to reflect actual results of future events or circumstances. Given these risks and circumstances, readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this annual report.

GENERAL

For 37 years the Company has purchased and roasted high quality coffee beans and marketed them to the specialty coffee market. The Company buys green coffee beans (which are the color of coffee beans before they are roasted) through six main importers.

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

In October 1996, the Company completed its initial public offering of shares of its Common Stock. As of March 26, 2010, 1,323 non-affiliated shareholders (shareholders who are not officers, directors, 5% or greater holders of the Company’s Common Stock or affiliates of the Company) held shares of the Company’s Common Stock, representing approximately 21.9% of the outstanding shares.

PRODUCTS

Coffee. The Company roasts a wide variety of whole bean caffeinated, decaffeinated, flavored, blended and unblended coffees. With the exception of its high-caffeinated coffees, the Company roasts only high quality Arabica beans with a focus on organic, shade grown and fair- traded beans (these are coffees where a floor price has been established). Arabica beans are grown at high altitudes where the cooler climate results in slow growth and usually higher quality. In addition to its current line of classic specialty and single origin coffees produced by local farmer cooperatives from over 20 countries, the Company is producing custom products for the American Birding Association and the Dian Fossey Gorilla Fund International under exclusive contracts and private-label products for over 100 retail and serving accounts. The Company has the ability to have products custom packaged and blended for retailers and serving accounts.

Tea. The Company’s Royal Gardens Tea (“Royal Gardens”) is a product line that currently offers 10 traditional teas from South Africa, China, India, Sri Lanka and Japan.

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

Of the total fiscal 2009 revenues of $4,576,718, 85.3% were from roasted coffee, 13.2% were from the Bakery, 1.3% were from resale items, and 0.2% was from tea products.

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

As a backlash to free trade, fair trade has gained the attention of consumers in this country. TransFair USA, a certification agency, reports that 100 million pounds of fair trade coffee were certified as such in 2009, a 14% increase over 2008. Although sales of fair trade coffee represents about 3% of the total coffee market, sales of fair trade coffee in the specialty coffee market is estimated to be about 16% according to TransFair USA. Awareness of fair trade for those over 18 years of age and older is 28% of the population according to TransFair USA.

Today, fair trade coffee is roasted by 280 U. S. companies and sold at thousands of retail outlets. Dunkin Donuts, the number one U.S. retailer of coffee by the cup, has rolled out a fair trade espresso line of drinks. Even Starbucks, the largest specialty coffee company in the United States, is targeting to serve 10% of their coffee with fair trade product.

MARKETING STRATEGY

The Company’s sales and marketing efforts are currently organized in four different sales methods:

1. Wholesale, Direct Delivery. This sales method includes customers in Northern California counties contiguous to the Company’s plant in Fort Bragg, California, and is serviced by Company trucks and/or outside distributors. The Company owns trucks and delivers coffee within a radius of 100 miles or less from Fort Bragg. Because of the cost of operating its own fleet, the Company has reduced its own fleet in favor of using distributors in certain areas previously serviced by the Company. Total Company routes have declined from nine to two over the last five years. Outside distributors have continued to service these routes.

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

ENVIRONMENTAL SENSITIVITY

Song Bird Coffee. In 1997, the Company entered into an exclusive arrangement with the American Birding Association, one of America’s most active and prestigious birding membership associations, to market Song Bird Coffee™ . Migratory bird populations are in decline due to loss of habitat, which results from the clearing of shade tree canopy to allow coffee to grow in the sun. The Smithsonian Migratory Bird Center’s landmark 1996 study reported that as many as 60% of the migratory bird population of North America had disappeared since 1972, and that this disappearance could be traced to the reduction of forest habitat in Central and South America caused by “technification” of coffee agriculture. The Company’s exclusive relationship with the American Birding Association has provided alternative venues for the Company to market its products (venues other than the traditional venues comprised of supermarkets and serving locations), such as to bird lovers in bird stores and home and garden centers.

The Company believes that its relationship with the American Birding Association and its marketing of Song Bird Coffee have distinguished the Company’s role and image in the marketplace. Song Bird Coffee sales represented approximately 6% of the Company’s packaged and bulk roasted coffee sales in 1997 and grew to approximately 14% in 2002, 2003, 2004 and 2005. In 2006, 2007, 2008 and 2009, Song Bird Coffee sales represented approximately 11%, 11%, 10% and 9%, respectively, of the Company’s total packaged and bulk roasted coffee sales.

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

Fair Trade Coffee. Since 2000, the Company has worked in partnership with TransFair USA, and has adopted a fair trade label that distinguishes this product from its other offerings. The fair trade certification program was born in Europe in recognition of the need for small farmers to receive a fair price for their crop to enhance their economic viability. The green coffee market generally takes into consideration only the supply and demand in establishing price. It does not recognize the farmers’ cost factors and the need for a return for the small farmer to survive.

In addition to paying a floor price (for coffee purchased from cooperatives in the TransFair USA program which is currently set at $0.10 per pound above the coffee commodity price of the New York Commodity Exchange), the TransFair USA program works only with democratically-run cooperatives which are the recipients and disbursers of additional funds. With this program, the layers of middlemen are cut, so that the cooperative is generally dealing directly with a green coffee broker or the roaster itself. The cooperative also provides a source of low cost credit for farmers who cannot generally get bank credit because of the risks in their business. In addition, most of these farmers grow their coffee in the shade of taller forest canopies, providing habitat for songbirds.

The Company believes that this niche provides a potential opportunity for growth. The Company provides educational programs, tastings and brochures to familiarize the public with the fair trade theme. The Company’s sales of fair trade certified coffee in 2009 were approximately $949,000, in 2008 were $633,000, $355,000 in each of 2006 and 2007, $315,000 in 2005, $300,000 in 2004, $228,000 in 2003, $206,000 in 2002 and $73,400 in 2000, when the Company first introduced its fair-trade certified products.

Rwanda Coffee The Company entered into an exclusive arrangement with the Dian Fossey Gorilla Fund International and the Dukunde Kawa Coop in 2004. This association combines the elements of environmental sensitivity by helping to prevent poaching of the last remaining mountain gorillas and promoting economic sustainability to the Rwandan coffee farmer by selling Gorilla Fund Coffee. The Company pays fair trade prices to the Dukunde Kawa Coop and donates between 50 cents and $1.00, depending on distribution method, to the Dian Fossey Gorilla Fund International. Sales of the Company’s Gorilla Fund Coffee help ensure that fair prices are paid to Rwandan coffee farmers, reduce pressure on the forest’s resources, support health and education advances in Rwanda and assist the Dian Fossey Gorilla Fund International operate projects intended to save the mountain gorillas. This is a positive collaboration between producers and consumers, punctuated by a fair and equitable distribution of the value of raw coffee as it is converted to a value-added beverage. Our Gorilla Fund coffee sales in 2004, 2005, 2006, 2007, 2008 and 2009 were approximately $60,000, $65,000, $82,000, $105,000, $110,000 and $100,000, respectively. The Gorilla Fund Coffee has also been used extensively in the Company’s blended coffees.

Peace Coffee. In 2005, the Company began working with a cooperative in Uganda called Mirembe Kawomera or “delicious peace” coffee. The cooperative is comprised of a group of 700 small scale farmers and their families who grow high quality Arabica coffee on the slopes of Mt. Elgon in Mbale, Uganda. They are made up of Jewish, Christian and Muslim faiths all working together to promote peace and harmony while harvesting excellent fair-trade certified coffee. The Company has been visiting synagogues, churches and mosques to promote the Mirembe Kawomera coffee. Our Peace Coffee sales for in 2005, 2006, 2007, 2008 and 2009 were approximately $32,000, $108,000, $186,000, $243,000 and $235,000 respectively.

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

Single Origin Beginning in February, 2009, the Company introduced a new product line of single-origin coffees. Each product features unblended single-origin coffees representing cooperatives in micro-regions within country of origin specification. As such, this line represents the Company’s efforts to localize the presentation of its coffees and offer its customers a chance to explore the taste of specific appellations and their signature flavor profiles.

The line represents coffees that are sourced directly by the Company and features exclusively fair trade and certified organic coffees. Each package features a photograph from the producing community as well as specifications such as altitude, varietal bean, processing method and producer data.

The Company now features over twelve single-origin coffees, representing the farmers and communities who produce its coffee. Sales volume for this line was $250,000 in 2009.

There are no assurances that any of the Company’s programs will be successful to increase sales, gross margin or profitability.

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

CUSTOMERS

In 2009, one customer accounted for 18.3% of the Company’s total revenue. This is a distributor of the Company’s products and also resells the Company’s products through its serving locations. A loss of this account or any other large account, or a significant reduction in sales to any of the Company’s principal customers, could have an adverse impact on the Company. See “Management’s Discussion and Analysis.”

CURRENT ECONOMIC ENVIRONMENT

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

Our coffee roasting facility is subject to state and local air-quality and emissions regulations. If we encounter difficulties in obtaining any necessary licenses or complying with these laws and regulations our ability to produce any of our roasted products would be severely limited. We believe that we are in compliance in all material respects with all such laws and regulations and that we have obtained all material licenses that are required for the operation our business.

EMPLOYEES

As of December 31, 2009, the Company had twenty-five full-time employees and eighteen part-time employees.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company and are not required to provide information required by this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We are a smaller reporting company and are not required to provide information required by this item

ITEM 2.	PROPERTIES

The executive offices of the Company occupy approximately 14,500 square feet at 19100 South Noyo Harbor Drive, Fort Bragg, California 95437, which address also includes a warehouse and the capacity for manufacturing operations. The Company leases an additional 1,626 square feet of storage space on the Fort Bragg waterfront. These facilities are currently being leased for a ten-year term under a lease signed on November 1, 2005 at a rate of approximately $8,600 per month from Joan and Paul Katzeff, who are founders, principal shareholders, officers and directors of the Company. The Company believes this lease represents an arms-length rate and arms-length terms for comparable space in the Fort Bragg area. The lease rate has remained the same for the last thirteen years. See Item 13 “Certain Relationships and Related Party Transactions, and Director Independence” and Notes 10 and 11 to the “Notes to Financial Statements” included in this annual report.

The Bakery, located at 10438 Lansing Street in Mendocino, California, is approximately 1,617 square feet and is leased from an unaffiliated third party. The Company currently pays rent of approximately $4,809 per month for the Bakery pursuant to a lease that expires September 30, 2011.

While the Company believes that its current facilities are adequate for its current and expected operations, it may become necessary to lease or acquire additional or alternative space in the future.

ITEM 3.	LEGAL PROCEEDINGS

No material legal matters in which the Company is a party or of which its property is the subject are pending at this time.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Trades in the Company’s Common Stock are made through Mutual Securities, Inc., in Ukiah, California, an order matching service. No established public trading market exists for the Company’s Common Stock. The Company’s Common Stock is not listed on any exchange or the automated quotation system.

The Company is aware of four trades in 1999 with respect to the Company’s Common Stock. The average price of these transactions as reported by Mutual Securities was $4.74 per share. The first three trades were for a total of 2,200 shares at $5.00 per share and took place in the first three quarters of 1999. The last trade for 150 shares took place in the last quarter of 1999 and was for $1.00 per share. No trades took place in 2000, 2001, 2002 or 2003. The Company is aware of one trade in June 2004 for 750 shares of the Company’s Common Stock at $4.50 per share and one trade in December 2005 for 400 shares of the Company’s Common Stock at $2.00 per share. In October 2007, Paul Katzeff, a director and Chief Executive Officer of the Company, purchased 70 shares of the Company’s Common Stock at $2.104 per share. No trades have been reported in 2008 or 2009.

Holders. As of March 26, 2010, there were approximately 1,326 holders of record of the Company’s Common Stock.

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

Recent Sales of Unregistered Securities. No sales of the Company’s equity securities were made by the Company during the fiscal year ended December 31, 2009.

Company Purchases of its Equity Securities. No purchases of the Company’s securities were made by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) during the fiscal year ended December 31, 2009.

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

SUMMARY

Sales of the Company’s products have continued to erode over the last five years, primarily due to declines in the direct distribution sales method of the Company’s business (i.e., delivery by Company truck). Additional competition, customers that have gone out of business, and customers that have begun roasting coffee beans for their own use have all had a negative impact on the Company’s sales. The Company has tried a number of strategies that have not proven effective in abating these declines. The Company has changed its method of distribution to rely less on direct distribution by Company owned or leased trucks in favor of using independent distributors or shipping direct (via UPS or other common carrier). This change did result in a reduction in expenses. Although the Company was profitable in 2009, it was a result of a reduction in other expenses and not an increase in volume. If the Company cannot reverse the decline in its sales volume and or reduce the operating costs at the Bakery, it may not be able to achieve profitability in future years.

The Company pays substantially more for its coffee beans than the market price, because of quality, organic nature of many of its lines and the fact that it uses fair-traded coffees. Coffee prices have continued to increase and the price of green beans again rose in 2009. If the rise in green bean prices should continue as a consequence of inclement weather in a major producing area or any other event that affects coffee pricing and the company cannot offset the increases with higher prices, it would have a negative impact on the Company and its margins.

The Company has a revolving line of credit and a term debt facility with the Savings Bank of Mendocino. The term debt was extended another five years on December 1, 2009 and is due December 1, 2014. The credit line was renewed in February, 2009 and is renewed annually. If the credit line should not be renewed, the stability of the Company’s business would be in question. “See Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

2009 Compared to 2008

Consolidated	$ Inc/(Dec)	% Inc/(Dec)
Net Sales	$(15,474)	(.4)%
Cost of Sales	$(55,406)	(2)%
Gross Margin	1%	2.6%
Selling, G & A Expense	$(119,637)	(6.9)%
Depreciation and Amortization	$(2,046)	(2.1)%
Other Income/ (Expense)	$121,763	—%
Net Income/ (Loss)	$283,378	—%

Revenues. Consolidated net sales for the year ended December 31, 2009 were $4,576,718, down .4% or over $15,000 when compared to sales of $4,592,192 for the year ended December 31, 2008.

Distribution revenues (e.g., revenues generated on the Company’s truck distribution) were down nearly 6%, or $100,000 for twelve months ended December 31, 2009 when compared to the same period in 2008. The decline in distribution revenues was a result of declines in the Company’s retail and foodservice accounts. The Company has not had any loss of a large customer due to the economic downturn in the country, but a number of its accounts have suffered declines in their business during the year.

National revenues (e.g., revenues not derived by mail order and direct delivery distribution) increased over $140,000, or up 18% for the twelve months ended December 31, 2009 when compared to the same period in 2008. The increased volume was a result of increases from the Company’s Southern California distributor, the reopening of a major attraction in San Francisco, a new distributor in the central valley of California and a new distributor for the Mirembe Kowamera program.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) decreased 12%, or $56,000 for the twelve months ended December 31, 2009 when compared to the same period in 2008. The declines were a result of decreases in the Company’s Cornucopia program because of the lack of marketing support from its non-profit partners and a general decline in its online store and mail order volume.

Sales by the Company’s Bakery were flat for the twelve months ended in 2009 when compared to the same period in 2008.

Cost of Sales. Consolidated cost of sales for the year ended December 31, 2009 was $2,761,117, a decrease of over $55,000, or 2% when compared to cost of sales of $2,816,523 for the year ended December 31, 2008. The decrease was a result of higher green bean prices offset by reductions in labor and utility costs at the coffee unit and lower food costs in the Company’s Bakery. The average cost of green beans for 2009 was $2.37 versus $2.26 for 2008, or $63,000 higher for the year while production labor and utility costs dropped $85,000. The bakery food costs were down $33,000.

Gross Margin. Consolidated gross margin (gross profit as a percentage of net sales) for the year ended December 31, 2009 was 39.7%, an increase of 2.6% when compared to gross margin of 38.7% for the year ended December 31, 2008. The increase was a result of higher green beans offset by the lower labor and utility costs at the coffee unit and lower food costs at the Bakery.

Selling, General and Administrative Expense. Consolidated selling, general and administrative expenses for the year ended December 31, 2009 were $1,624,660 a decrease of over $119,000, or 6.9 % when compared to selling general and administrative expense of $1,744,297 for the year ended December 31, 2008. The decrease was a result of a reduction in vehicle expenses of $32,000 because of leases terminated from the previous year and lower expenses for fuel and repairs, a $32,000 reduction in rebates and commissions paid to nonprofit partners because of lower volumes or changes in agreements with those partners, a $20,000 elimination of life insurance costs, a $14,000 reduction in outside accounting fees related to the review of internal controls because of the deferral of certain SEC requirements for smaller public companies, a $11,000 reduction in costs related to mail order and the online store and a $10,000 reduction in payroll costs.

Depreciation and Amortization. Consolidated depreciation and amortization expenses for the year ended December 31, 2009 were $102,753, a decrease of over $2,000, or 2.1% when compared to depreciation and amortization of $104,799 for the year ended December 31, 2008.

Other Income/Expense. Consolidated other expense for the year ended December 31, 2009 was $44,495, a decrease of over $121,000, when compared to other expense of $166,258 for the year ended December 31, 2008. The significant decrease was a result of the Company writing off the remaining balance of goodwill from the purchase of the bakery of over $130,000 at December 31, 2008.

Net Income. Consolidated net income for the year ended December 31, 2009 was $42,893, a reversal of over $283,000 when compared to a net loss of $240,485 for the period ended December 31, 2008. However, because of the decline in sales volume and the rise in green bean costs, there can be no assurances that the Company will be profitable in any future periods.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of December 31, 2009 was $157,701 as compared to a negative working capital of $79,037 as of December 31, 2008. The increase in working capital is primarily a result of extending the term debt with the Savings Bank of Mendocino for another five years which reclassified the term debt of $233,334 from a current liability to long term status.

Cash provided by operating activities was $172,851 for the year ended December 31, 2009, compared to cash provided by operating activities of $102,499 for the same period in 2008. The increase in cash provided by operating activities was primarily a result of net income of $42,893 in 2009 compared to a net loss of over $240,000 in 2008 offset by a reduction in 2008 in accounts payable and accrued liabilities of $81,000 and an impairment expense of $130,000 in 2008.

Cash used in investing activities for the year ended December 31, 2009 was $85,205, compared to cash used in investing activities of $96,109 during the same period in 2008. Capital expenditures made during the year include $30,000 for production equipment which included an upgrade to the existing packaging equipment, $15,000 for customer retail store fixtures, $30,000 for brewers and grinders, $6,000 for replacements of Company vehicles and $4,000 for a new POS cash register and quad core computer for the office.

Net cash used in financing activities for the year ended December 31, 2009 was $85,047 compared to net cash used in financing activities for the same period in 2008 of $58,281. The increase in cash used in financing activities was a result of financing fewer capital expenditures while paying nearly the same amount of debt as last year.

Cash as of December 31, 2009 was $54,743, a slight increase when compared to cash of $52,144 as of the same date in 2008.

In November 2004, the Company secured a term note with the Savings Bank of Mendocino. This note was amortized over ten years and was payable in five years with a balloon payment on December 1, 2009 at 3% over the prime rate. On December 1, 2009 the note was extended for another five years. The principal amount of the extended note was for $216,334 at December 1, 2009 with an interest rate of 7.25%. The principle and interest payments are $4,309.13 and the note matures on December 31, 2014. The principle amount of the note at December 31, 2009 was $213,334. The note is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. This note is personally guaranteed by the Company’s majority shareholders.

The Company also has a $25,000 line of credit with the Savings Bank of Mendocino. The credit line is interest only payments renewable annually at 2% over the prime rate. The note was renewed by the Savings Bank of Mendocino on February 13, 2009. The credit line was renewed in 2010. The interest rate was 6.50% at December 31, 2009. The credit line is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. The line of credit is personally guaranteed by the Company’s majority shareholders. As of December 31, 2009, there was $12,500 borrowed on the line. The terms of the promissory note permit the Savings Bank of Mendocino to declare any unpaid principal amount and all accrued interest immediately due and payable upon the occurrence of certain events of default, as defined in the promissory note. The specified events of default under the promissory note include, but are not limited to, failure to make any payment when due, revocation of the majority shareholders’ personal guaranteed, insolvency or forfeiture proceedings against the Company or the majority shareholders or any change in ownership of 25% or more of the Company’s Common Stock.

The Company’s debt at December 31, 2009 was $325,263 for all term debt and obligations under capital leases, down over $85,000 from $410,310 due at December 31, 2008. Of the total, $105,186 is due in fiscal 2010. Of the total borrowings, $225,834 is due to Savings Bank of Mendocino. See Note 7 to the “Notes to the Financial Statements” included in this annual report.

The Company has an interest only note payable outstanding for $19,919 and a principal and interest note payable outstanding for $11,100 to the majority shareholders Joan and Paul Katzeff. The interest only note is at 12% due on demand after June 30, 1996, and is uncollateralized. The principal and interest note is also at 12% payable in monthly installments of $2,000 plus interest with the balance due on July 2010. See Note 7 to the “Notes to the Financial Statements” included in this annual report.

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

A summary of the Company’s principal contractual obligations and other commitments as of December 31, 2009 is shown in the following table:

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$325,263	$105,186	$115,086	$104,991	—
Operating Leases	36,500	11,451	17,561	7,488	—
Real Estate Leases	659,410	159,690	250,320	206,400	$43,000
Total Cash Obligations	$1,021,173	$276,327	$382,967	$318,879	$43,000

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

There have not been any significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter covered by this annual report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

At the Company’s annual meeting held in Fort Bragg, California at 10:00 A. M. on Friday, October 2, 2009 the Company submitted for a vote of security holders the election of three directors and ratification of Schumacher & Associates, Inc. as the Company’s independent public accountants. Below is a summary of the results:

Proposal No. 1 – Election of three directors;

Name	Shares for	Against/Withheld	Abstain
Paul Katzeff	969,400	0	0
Joan Katzeff	969,400	0	0
Nicholas Hoskyns	969,400	0	0
Proposal No. 2 – Ratification of Schumacher & Associates, Inc. as independent public accountants for the Company:

	Shares for	Against/Withheld	Abstain
	969,400	0	0

No information was required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this annual report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors, nominees, key employees and executive officers of the Company and their ages as of the date of this Form 10-K are as follows:

Name	Age	Position with the Company
Paul Katzeff	72	Chief Executive Officer and Director
Nicolas Hoskyns	43	Director
Joan Katzeff	61	President and Director
Sam Kraynek	62	Chief Financial Officer

Paul Katzeff, a co-founder of the Company, has served as Roastmaster, Chief Executive Officer and a Director of the Company since its incorporation on May 10, 1982. Mr. Katzeff is a co-founder of the Specialty Coffee Association of America (S.C.A.A.) and served as its Chairman in 1985. He has served as an elected Board member of the S.C.A.A. since 1994, and served as Chairman of the Environmental Committee of the Board in 1994. Mr. Katzeff co-chaired the Second Annual Sustainable Coffee Conference held in April of 1998. Mr. Katzeff served as S.C.A.A. President in the year 2000. Mr. Katzeff and Joan Katzeff are husband and wife. Mr. Katzeff holds a Bachelors degree in Agriculture from Cornell University and a Masters degree in Social Work from Adelphi University.

Joan Katzeff, a co-founder of the Company, has served as President and a Director of the Company since its incorporation on May 10, 1982. Her experience in the Company’s early years included production, delivery and bookkeeping. Mrs. Katzeff now has planning and administrative responsibilities in operations, marketing and public relations.

Nicholas Hoskyns has been a Director of the Company since September 2007. Since 2003, he has served as the managing director of the Ethical Trading and Investment Company (ETICO) of Nicaragua, a company that works with small farmer cooperatives on their organizational, business and marketing development. He has helped found three cooperatives, integrating these bodies at local, regional and national levels and supporting their entry into markets in Europe, the United States and Japan. His work has been primarily in the coffee and sesame seed trade in the Central American region where he resides. He has a BA in Development Economics from the University of East Anglia in the United Kingdom.

Sam Kraynek has served as the Company’s Chief Financial Officer since December 2004. Mr. Kraynek has been with the Company for thirteen years. Before assuming the position of Chief Financial Officer, Mr. Kraynek was the Company’s Chief Operating Officer. Mr. Kraynek has been in the food business for nearly 40 years. He has served as the President and General Manager of the Rosarita Mexican Food Division of Beatrice Companies, General Manager of the Bakery Distribution Division of International Multifoods and Vice President of Sales and Marketing for Bay State Milling Company. Mr. Kraynek has a B.S. in accounting and started his career in public accounting.

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

Code of Ethics. The Company has adopted a code of ethics that is applicable to all members of senior management and the Company’s employees. A copy of the code of ethics has been filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance. Our equity securities are not registered pursuant to Section 12 of the securities Exchange Act of 1934. Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

The following table provides certain information concerning the compensation paid to the Company’s Chief Executive Officer and President for fiscal 2008 and 2009. The other Executive Officer received less than $100,000 in total compensation in fiscal 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Paul Katzeff CEO and Director	2009	$97,421	—	—	—	—	—	(1),(2)
	2008	$92,249	—	—	—	—	—	(1),(2)
Joan Katzeff President and Director	2009	$100,006	—	—	—	—	—	(2)
	2008	$97,270	—	—	—	—	—	(2)

(1)	Mr. Katzeff receives use of a company car, which he uses primarily for business purposes. The aggregate incremental cost to the Company is less than $10,000 per year.

(2)	During 2008, the Company used the cash surrender values to pay the premiums for life insurance policies for Paul Katzeff and Joan Katzeff. No payments were made on the policy in 2009.

Securities Authorized for Issuance Under Equity Compensation Plans. The Company currently does not have in place any compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Compensation of Directors. Our members of the Board of Directors do not receive compensation for service on the Board.

Compensation Policies and Practices as They Relate to the Company’s Risk Management. In light of the fact that Company only pays base salary to its employees (and certain perquisites as disclosed in the footnotes to the Summary Compensation Table), the Company’s Board of Directors has determined that the Company does not have any compensation policies and practives that are reasonably likely to have a material adverse effect on the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of March 26, 2010, (i) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the Company’s Common Stock, (ii) by each of the named executive officers, (iii) by each of the Company’s directors and nominees, and (iv) by all directors and executive officers as a group. The Company believes that the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable. The Company does not have an equity compensation plan.

Name and Address of Beneficial Owner	Amount and Nature of Ownership (1)		Percent of Common Stock (2)
Joan and Paul Katzeff(3)	964,400	(3)	78%
(Joan Katzeff, President and Director)
(Paul Katzeff, CEO and Director) c/o Thanksgiving Coffee Co., Inc.
POB 1918
Fort Bragg, CA 95437

Nicolas Hoskyns	0		0%
c/o Thanksgiving Coffee Co., Inc.
POB 1918
Fort Bragg, CA 95437

All directors and executive officers as a group (4 persons)	966,200		78.1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities.

(2)	Based upon 1,236,744 shares of the Company’s Common Stock issued and outstanding at March 26, 2010.

(3)	Shares are jointly owned by Joan Katzeff and Paul Katzeff.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In November 2005, the Company signed a new lease for its corporate headquarters, warehouse and waterfront facilities from Joan and Paul Katzeff, who own the facility and are directors, executive officers and the majority shareholders of the Company (the “Katzeffs”). The lease is for ten years and ends May 31, 2015. The lease provides for monthly payments of $8,600 for the entire term of the lease. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities.

The Company has executed an uncollateralized note payable with the Katzeff’s. The interest is payable in monthly installments at 12% per annum, with the balance due on demand after June 30, 1996. In April of 2006, the Company executed an uncollateralized note for $29,067 with the majority shareholders to obtain financing for the purpose of making major improvements to the interior of the Bakery facility. The note was repaid in weekly installments of $1,000 plus interest at 10% with the final payment made in October of 2006. In June of 2007, the Company executed an uncollateralized note for $73,100 with the Katzeff’s to pay rent in arrears over the next three years to be repaid in monthly installments of $2,000 per month plus interest at 12% per annum with the final payment due July 15, 2010. See Note 7 and 11 of “Notes to Financial Statements.”

The company carries insurance indemnifying its directors and certain officers and certain employees against certain liabilities by reason of their status or service as directors, officers or employees of the Company.

The Company’s Board of Directors has not yet adopted formal written policies and procedures regarding related person transactions. Such transactions are approved by the members of the Company’s Board of Directors.

The SEC’s rules and regulations require us to determine whether each of our directors is “independent” under the independence standards of a national securities exchange or of an inter-dealer quotation system. Because we are not an issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system, the SEC rules and regulations require that we choose which national securities exchange’s inter-dealer quotation system’s definition of independence to apply. Our board of Directors has selected the independence standards of the NASDAQ Stock Market (“NASDAQ”), solely for the purpose of making the independence determination in compliance with SEC requirements. We are not a listed issuer on NASDAQ and are not required to meet NASDAQ’s director independence standards. None of the directors of the Company are independent under standards established by NASDAQ.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to the Company by our principal accountant, Schumacher & Associates, Inc. for services rendered during the fiscal years ended December 31, 2009 and 2008 are set forth in the table below:

Fee Category	Fiscal Year Ended December 31, 2009	Fiscal Year Ended December 31, 2008
Audit fee (1)	$36,500	$33,900
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$36,500	$33,900

(1)	Audit fees consist of fees billed for professional services rendered in connection with the audit of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but which are not reported under “audit fee.”

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax planning and tax advice. The Company was billed $5,000 from Sallmann, Yang & Alameda for tax compliance, tax advice and tax planning services for both of the fiscal year ended December 31, 2009 and 2008, respectively.

(4)	All other fees consist of fees billed for all other products and services. The Company was billed $4,395 and $16,700 from Sallmann, Yang & Alameda for other services for the fiscal year ended December 31, 2009 and 2008, respectively.

Pre-approval Policies and Procedures for Audit and Non-Audit Services. As we do not have a standing audit committee, our Board of Directors performs the functions that may be delegated to an audit committee. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Company’s Board of Directors (in lieu of the audit committee) or unless the non-audit services meet certain de minimis standards. All audit and permitted non-audit services performed by Schumacher & Associates during 2008 and 2009 were pre-approved by the Company’s Board of Directors.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements and related documents are filed as part of this report:

(a)(2) Financial Statement Schedules

Not Applicable.

(a)(3) Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2010	Thanksgiving Coffee Company, Inc.

Paul Katzeff, Chief Executive Officer

Pursuant to the requirements of the securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Katzeff	Chief executive Officer	March 31, 2010
Paul Katzeff	(Principal Executive Officer) and Director

/s/ Joan Katzeff	President and Director	March 31, 2010
Joan Katzeff

/s/ Nicholas Hoskyns	Director	March 31, 2010
Nicholas Hoskyns

/s/ Sam Kraynek	Chief Financial Officer	March 31, 2010
Sam Kraynek	(Principal Financial and Accounting Officer)

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

Thanksgiving Coffee Company, Inc.

For the Years Ended December 31, 2009 and 2008

with Report of Independent Registered Public

Accounting Firm

Audited Financial Statements

For the Years Ended December 31, 2009 and 2008

Report

Report of Independent Registered Public Accounting Firm	F-2

Audited Financial Statements
Balance Sheets	F-3
Statements of Operations	F-5
Statement of Shareholders’ Equity	F-6
Statements of Cash Flows	F-7
Notes to Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Thanksgiving Coffee Company, Inc.

We have audited the accompanying balance sheets of Thanksgiving Coffee Company, Inc., as of December 31, 2009 and 2008, and the related Statements of Operations, Shareholders’ Equity, and Cash Flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thanksgiving Coffee Company, Inc. as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Schumacher & Associates, Inc.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado

March 22, 2010

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Balance Sheets

	December 31,
	2009	2008
Assets
Current assets
Cash	$54,743	$52,144
Accounts receivable	245,315	229,356
Inventories	307,192	339,323
Prepaid expenses	28,267	23,218

Total current assets	635,517	644,041

Property and equipment
Property and equipment	2,653,539	2,585,836
Accumulated depreciation	(2,310,811)	(2,220,023)

Total property and equipment	342,728	365,813

Other assets
Deposits and other assets	12,569	13,250
Other intangibles, net of amortization	5,505	10,329

Total other assets	18,074	23,579

Total assets	$996,319	$1,033,433

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Balance Sheets

	December 31,
	2009	2008
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$330,381	$331,287
Notes payable - bank	50,568	261,148
Notes payable - other	3,611	9,172
Notes payable - shareholders	31,019	43,019
Capital lease obligations	19,988	42,149
Accrued liabilities	42,249	36,303

Total current liabilities	477,816	723,078

Long term debt
Notes payable - bank	175,266	—
Notes payable - other	325	3,936
Notes payable - shareholders	—	12,000
Capital lease obligations	44,486	38,886

Total long term debt	220,077	54,822

Total liabilities	697,893	777,900

Commitments & Contingencies (Notes 5,7,8,9,10, and 11)
Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated (deficit)	(587,990)	(630,883)

Total shareholders’ equity	298,426	255,533

Total liabilities and shareholders’ equity	$996,319	$1,033,433

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Statements of Operations

	For the Years Ended December 31,
	2009	2008
Income
Net sales	$4,576,718	$4,592,192
Cost of sales	2,761,117	2,816,523

Gross profit	1,815,601	1,775,669
Operating expenses
Selling, general and administrative expenses	1,624,660	1,744,297
Depreciation and amortization	102,753	104,799

Total operating expenses	1,727,413	1,849,096

Operating income (loss)	88,188	(73,427)
Other income (expense)
Goodwill impairment	—	(130,406)
Miscellaneous income (expense)	(8,311)	(8,391)
Gain on sale of equipment	—	15,280
Interest expense	(36,184)	(42,741)

Total other income (expense)	(44,495)	(166,258)

Income (loss) before income taxes	43,693	(239,685)
Income tax (expense) benefit	(800)	(800)

Net income/(loss)	$42,893	$(240,485)

Gain (loss) per share (basic)	$0.03	$(0.19)

Gain (loss) per share (dilutive)	$0.03	$(0.19)

Weighted average number of shares outstanding	1,236,744	1,236,744

See accompanying notes and auditors’ report

Statement of Shareholders’ Equity

For the Period from January 1, 2008 through December 31, 2009

	Common Stock		Additional paid-in capital	Accumulated (Deficit)	Total

	Shares	Amount
Balance at January 1, 2008	1,236,744	$861,816	$24,600	$(390,398)	$496,018
Net Loss	—	—	—	(240,485)	(240,485)

Balance at December 31, 2008	1,236,744	861,816	24,600	(630,883)	255,533
Net Profit	—	—	—	42,893	42,893

Balance at December 31, 2009	1,236,744	$861,816	$24,600	$(587,990)	$298,426

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

	For the Years ended December 31,
	2009	2008
Operating activities
Net income (loss)	$42,893	$(240,485)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	113,114	115,455
Impairment	—	130,406
Allowance for bad debts	882	488
Gain on sale of equipment	—	—
Deferred income tax expense (benefit)	—	—
(Increase) decrease in:
Accounts receivable	(16,841)	(20,292)
Inventories	32,131	22,472
Prepaid expenses	(5,049)	5,155
Deposits and other assets	681	2,340
Increase (decrease) in:
Accounts payable	(906)	118,157
Accrued liabilities	5,946	(31,197)

Net cash provided by operating activities	172,851	102,499
Investing activities
Purchases of property and equipment	(85,205)	(101,041)
Payments of notes receivable	—	—
Proceeds from sale of equipment	—	4,932

Net cash (used in) investing activities	(85,205)	(96,109)
Financing activities
Proceeds from notes payable and capital leases	25,599	57,860
Repayments of notes payable and capital leases	(110,646)	(116,141)

Net cash (used in) financing activities	(85,047)	(58,281)
Net increase (decrease) in cash	2,599	(51,891)
Cash at beginning of year	52,144	104,035

Cash at end of year	$54,743	$52,144

Supplemental Cash Flow Information:
Cash paid for interest:	$36,184	$42,741
Cash paid for income taxes:	$800	$800

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2009 and 2008

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

Nature of Operations

Thanksgiving Coffee Company, Inc. (the Company), was incorporated in California in 1982. The Company purchases and roasts whole bean coffees and sells them to restaurants, grocery stores and other retail outlets. Additionally, the Company produces and sells a line of tea products under the trademark of Royal Gardens Tea Company. Products are sold through the Company’s distribution network in Northern California, nationally through common carriers selling direct, or through brokers and distributors. Distributors and retailers do not have the right to return products. The Company also sells coffee, tea and related specialty products through mail order and Internet sales on a nationwide basis. Sales volume for the coffee and tea division was approximately $3,972,000 for the year ended December 31, 2009. Additionally, the Company operates a sandwich and baked goods store in Mendocino, California with sales volume of approximately $605,000 for the year ended December 31, 2009.

Basis of Presentation

The Company has prepared the financial statements in accordance with generally accepted accounting principles in the United States of America.

Concentration of Credit Risk

The Company grants credit to customers in the retail and food service industries throughout the country. Consequently, the Company’s ability to collect the amounts due from customers is affected by economic fluctuations in the retail and food service industries. In fiscal 2009, one customer accounted for 18.3% of the Company’s revenue. The account has purchased from the Company since 1992. The account has serving locations and is a distributor of the Company’s product. A loss of this account or any other large account, or a significant reduction in sales to any of the Company’s principal customers, could have an adverse impact on the Company.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2009, the Company had no cash or cash equivalents in excess of amounts insured by agencies of the U.S. Government.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2009 and 2008

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

December 31, 2009 and 2008

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

The Company adopted ASC 350, Accounting for Web Site Development Costs, in 2001. This accounting rule provides guidance regarding capitalization or expense of certain website development costs. Accordingly, website development costs incurred in the operation phase that will result in future added functionality are capitalized and expenditures for training, administration and maintenance of an existing website are expensed as incurred.

For income tax purposes, depreciation is computed using the accelerated cost recovery system and the modified cost recovery system.

Income or Loss per Share

The Company computes net earnings (loss) per common share using ASC 260 “Earnings Per Share.” Basic income or loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted income or loss per share is computed by dividing net income loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at December 31, 2009. Therefore, basic and diluted income or loss per share is the same. Additionally, for the purposes of calculating diluted income or loss per share, there were no adjustments to net income or loss.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2009 and 2008

1.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

Segment Reporting

ASC 280, “Disclosures about Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their financial statements. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. Accordingly, beginning in fiscal 2006, the Company reports its operations in two segments: specialty coffee and bakery.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2009 and 2008

1.	Summary of Significant Accounting Policies (continued)

Shipping and Handling

Freight billed to customers is recorded in cost of sales offsetting the related freight costs.

Goodwill and Other Intangible Assets

As of January 1, 2002, the Company adopted the provisions of ASC 350, Goodwill and Other Intangibles. Goodwill is assigned to a specific reporting unit and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the reporting unit’s carrying amount is greater than its fair value. Intangible assets with definite lives are amortized over their useful economic lives. Financial condition and results of operations in accordance with ASC 350 are reflected in the accompanying 2009 and 2008 financial statements.

Intangible assets are amortized over the following estimated useful lives using primarily a straight-line basis.

Life in Years
Leasehold value	14
Trademark	17
Refinance costs	5

Income Taxes

The Company accounts for income taxes under the asset and liability method as prescribed by ASC 740, Accounting for Income Taxes. As such, deferred income tax assets and liabilities are recognized for the future tax consequences of the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

December 31, 2009 and 2008

1.	Summary of Significant Accounting Policies (continued)

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company’s policy is that fully vested vacation is accrued at each quarter end. The accrued liability for vacation pay was $19,500 and $22,000 as of December 31, 2009 and 2008, and such amount is included in accrued liabilities. Carryover paid sick days are not available, or ever considered vested.

Advertising

Advertising costs are expensed as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of mail order solicitation and catalog costs. For the twelve months ended December 31, 2009 and 2008, the Company did not engage in any direct response advertising that would require capitalization. Advertising costs charged to expense were $15,363 and $13,437 for the twelve months ended December 31, 2009 and 2008 respectively.

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

Subsequent Events

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. The Savings Bank of Mendocino renewed the line of credit with the Company for $25,000 through March 2011.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2009 and 2008

2.	Accounts Receivable

Accounts receivable consist of the following:

	2009	2008
Accounts receivable	$252,374	$235,532
Less: allowance for doubtful accounts	(7,059)	(6,176)

Net accounts receivable	$245,315	$229,356

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense (recovery) for the twelve months ended December 31, 2009 and 2008 was $2,089 and $4,851 respectively.

3.	Inventories

Inventories consist of the following:

	2009	2008
Coffee
Unroasted	$107,325	$110,244
Roasted	71,159	79,897
Tea	1,393	2,516
Packaging, supplies and other merchandise held for sale	127,315	146,666

Total inventories	$307,192	$339,323

4.	Property and Equipment

Property and equipment consist of the following:

	2009	2008
Equipment	$1,334,579	$1,295,303
Furniture and fixtures	210,016	215,574
Leasehold improvements	460,729	459,861
Transportation equipment	184,368	177,776
Marketing equipment	166,162	166,162
Capitalized website development costs	14,076	14,076
Property held under capital leases	283,609	257,084

Total property and equipment	2,653,539	2,585,836
Accumulated depreciation	(2,310,811)	(2,220,023)

Property and equipment, net	$342,728	$365,813

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2009 and 2008

4.	Property and Equipment (continued)

Depreciation expense for the twelve months ended December 31, 2009, and 2008 was $108,290 and $108,545 respectively.

5.	Goodwill and Other Intangible Assets

As part of the adoption of ASC 350 Goodwill and Other Tangible Assets as of January 1, 2002, the Company no longer amortizes goodwill. At December 31, 2008, the Company performed a test of impairment on goodwill that resulted in a write off in full of approximately $130,000 in the value as of December 31, 2008, and is included in goodwill impairment on the Statement of Operations for the year ended December 31, 2008.

Intangible assets subject to amortization consist of the following:

	2009	2008
Leasehold value	$67,000	$67,000
Trademarks	5,127	5,127

Total intangible assets	72,127	72,127
Accumulated amortization	(66,622)	(61,798)

Other intangibles, net of amortization	$5,505	$10,329

Amortization expense for the twelve months ended December 31, 2009 and 2008 was $4,824 and $6,910 respectively.

6.	Deposits and Other Assets

Included in Other Assets is artwork that was developed for the labels for the tea program valued at $2,000.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2009 and 2008

7.	Long Term Debt

Notes Payable	2009	2008
Note payable to Savings Bank of Mendocino, payable in monthly installments of $4,309, interest at 7.25% renewed December 1, 2009, final payment is due on December 1, 2014. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders.	$213,334	$247,148

Line of credit to Savings Bank of Mendocino, payable in monthly installments of interest only at 2% over prime rate beginning February 13, 2009 (6.5% at December 31, 2009) with a minimum rate of 6.5%. The note payable for the line of credit is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders. The line is for a maximum of $25,000.	12,500	14,000

Note payable to majority shareholders, Paul and Joan Katzeff, uncollateralized, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996.	19,919	19,919

Note payable to majority shareholders, Paul and Joan Katzeff, uncollateralized, payable in monthly installments of $2,000 plus interest at 12% paid monthly, due on July 15, 2010.	11,100	35,100

Note payable to Mercedes-Benz, payable in monthly installments of $691, including interest at 6.99%, collateralized by a vehicle, final payment due on September 24, 2009.	—	6,046

Note payable to Chrysler Financing, payable in monthly installments of $329, including interest at 15.49%, collateralized by a vehicle, final payment due on January 24, 2011	3,936	7,063

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2009 and 2008

7.	Long Term Debt (continued)

Capital Lease Obligations	2009	2008

Note payable to G.E. Capital, payable in monthly installments of $1,355, including interest at 16.78%, collateralized by equipment, final payment due on March 1, 2009.	—	3,952

Note payable to Avaya Financial Services, payable in monthly installments of $824, including interest at 5.85%, collateralized by equipment, final payment due on August 1, 2009.	—	6,451

Note payable to Axis Capital, payable in monthly installments of $709, including interest at 15.47% collateralized by store fixtures, final payment due September 14, 2009.	—	5,358

Note payable to Marlin Leasing payable in monthly installments of $428, including interest at 18.00%, collateralized by equipment, final payment due on October 1, 2010.	2,830	7,072

Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $462, including interest at 14.23%, collateralized by equipment, final payment due on May 22, 2009.	—	2,229

Note payable to Marlin Leasing payable in monthly installments of $544, including interest at 17.17%, collateralized by equipment, final payment due on March 1, 2010	2,619	8,244

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2009 and 2008

7.	Long Term Debt (continued)

Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $533, including interest at 22.24%, collateralized by equipment, final payment due on January 10, 2010	$524	$6,180

Note payable to Bank of the West payable in monthly installments of $489, including interest at 12.687%, collateralized by equipment, final payment due on May 1, 2013	16,201	19,764

Note payable to BSB Leasing payable in monthly installments of $285, including interest at 15.89%, collateralized by equipment, final payment due on June 2, 2012	9,680	12,634

Note payable to BSB Leasing payable in monthly installments of $390, including interest at 14.30%, collateralized by equipment, final payment due June 2, 2012	7,021	9,150

Note payable to US Bank Manifest Funding Services payable in monthly installments of $621, including interest at 14.32%, collateralized by equipment, final payment due September 8, 2014	25,599	—

Total notes payable	$325,263	$410,310
Less current portion	105,186	(355,488)

Long term portion of notes payable	$220,077	$54,822

Interest paid for the twelve months ended December 31, 2009 and 2008 was $36,184 and $42,741, respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2009 and 2008

As of December 31, 2009, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

7.	Long Term Debt (continued)

Years Ending December 31,
2010	$105,186
2011	57,325
2012	57,761
2013	55,138
2014	49,853
Thereafter	—

$325,263

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

8.	Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Current tax provision - state	$800	$800

Deferred tax (benefit) liability
Federal	(74,814)	(56,218)
State	(4,020)	(51,678)

Total deferred tax benefit	(78,834)	(107,896)
Less valuation allowance	78,834	107,896

Net provision (benefit) for income tax	$800	$800

Income taxes paid for the years ended December 31, 2009 and 2008 were $800, respectively.

The Company’s deferred tax asset, valuation allowance, and change in valuation allowance as of December 31, 2009 and 2008 are as follows:

	2009	2008
Net operating loss and tax credit carryforwards	$97,302	$145,867
Depreciation and amortization	(24,920)	(43,734)
Other temporary differences	6,452	5,763
Less valuation allowance	(78,834)	(107,896)

Net deferred tax asset	$—	$—

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2009 and 2008

8.	Income Taxes (continued)

As of December 31, 2009 and 2008, deferred taxes consisted of net tax assets of $78,834 and $107,896, respectively, due to net operating loss carryforwards and other temporary differences, which were fully allowed for in the valuation allowances of $78,834 and $107,896, respectively. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced.

Income taxes at the expected statutory rate are reconciled to the Company’s actual income taxes as follows:

	2009	2008
Tax (benefit) at federal statutory rate	15.00%	-15.00%
State tax (benefit) net of federal benefit	7.50%	-7.50%
Non-taxable differences	2.52%	2.29%
Temporary differences	12.19%	12.63%
Net operating losses applied	-37.21%	0.00%
Valuation allowance	1.83%	7.91%

Tax provision (benefit) - effective rate	1.83%	0.33%

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2009 and 2008

8.	Income Taxes (continued)

Period Ending	Estimated NOL Carryforward less Temporary Differences	NOL Expires	Benefit From NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
December 31, 2009
Federal	$11,416	2017	$1,712	$(1,712)	$(1,712)	$—
	128,576	2018	19,286	(19,286)	(19,286)	—
	96,867	2023	14,530	(14,530)	(14,530)	—
	49,714	2024	7,457	(7,457)	(7,457)	—
	125,700	2026	18,855	(18,855)	(18,855)	—
	63,303	2028	9,495	(9,495)	(9,495)	—

	$475,576		$71,335	$(71,335)	$(71,335)	$—

State	$5,881	2016	$520	$(520)	$(520)	$—
	67,858	2017	5,999	(5,999)	(5,999)	—

	$73,739		$6,519	$(6,519)	$(6,519)	$—

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

9.	Operating Leases

The Company leases some of its office equipment under noncancelable operating leases with terms ranging from three to five years.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2009 and 2008

As of December 31, 2009, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

9.	Operating Leases (continued)

Years Ending December 31,
2010	$11,451
2011	10,909
2012	6,652
2013	6,652
2014	836
—

$36,500

Total operating lease payments for the twelve months ended December 31, 2009 and 2008 were $14,241 and $27,230 respectively.

10.	Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The ten-year lease term ends May 31, 2015. Rental expense under the lease was $103,200 for the twelve months ended December 31, 2009 and 2008.

The Company also leases a bakery establishment in Mendocino, California under an operating lease expiring September 30, 2011. Rental expense under this operating lease for the twelve months ended December 31, 2009 and 2008 was $53,820 and $51,270, respectively.

As of December 31, 2009, minimum future rental payments under noncancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years Ending December 31,
2010	$159,690
2011	147,120
2012	103,200
2013	103,200
2014	103,200
Thereafter	43,000

$659,410

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2009 and 2008

11.	Related Party Transactions

As of December 31, 2009, the Company has an interest only uncollateralized note payable for $19,919 and bears an interest rate of 12% due on demand payable to Paul and Joan Katzeff (the Company’s majority shareholders). In addition, the Company has a note payable to Paul and Joan Katzeff totaling $11,100. The loan is uncollateralized, is due July 15, 2010, and requires monthly payments of $2,000 and bears interest at 12% per annum. The Company also leases properties from its majority shareholders.

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the twelve months ended December 31, 2009, is as follows:

Interest expense	$4,840
Rent expense	$103,200
Principal payments	$24,000

The Company’s majority shareholders’ also guarantee certain notes payable of the Company (See Note 7).

12.	Information on Business Segments

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

	2009	2008
Net Sales
Specialty Coffee	$4,024,922	$4,036,369
Bakery	604,614	603,383

Total	$4,629,536	$4,639,753

Intersegment Sales
Specialty Coffee	$52,818	$47,561

Total Sales	$4,576,718	$4,592,192

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2009 and 2008

12.	Information on Business Segments (continued)

	2009	2008
Operating Income/(Loss)
Specialty Coffee	$158,633	$25,440
Bakery	(70,445)	(98,867)

Total	$88,188	$(73,427)

Depreciation and Amortization
Specialty Coffee	$78,531	$83,714
Bakery	24,222	21,085

Total	$102,753	$104,799

Interest Expense
Specialty Coffee	$33,142	$41,549
Bakery	3,042	1,192

Total	$36,184	$42,741

Total Assets
Specialty Coffee	$890,709	$919,093
Bakery	105,610	114,340

Total	$996,319	$1,033,433

Fixed Assets
Specialty Coffee	$274,988	$278,647
Bakery	67,740	87,166

Total	$342,728	$365,813