Form 10-Q
period 2010-03-31
THANKSGIVING COFFEE CO INC
filed 2010-05-14
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              To

Commission File Number: 33-96070-LA

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

On May 14, 2010 the registrant had 1,236,744 shares of Class A common stock, no par value per share, outstanding.

FORM 10-Q

Financial Statements

and Notes to Financial Statements

Thanksgiving Coffee Company, Inc.

For the Three Months Ended March 31, 2010 and 2009

PART 1. Financial Information

Item 1.	Financial Statements

The consolidated financial statements included herein have been prepared by Thanksgiving Coffee Company, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2010 and December 31, 2009, and its results of operations for the three month periods ended March 31, 2010 and 2009 and its cash flows for the three month periods ended March 31, 2010 and 2009. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-K.

Thanksgiving Coffee Company, Inc.

Balance Sheets

	March 31, 2010 (Unaudited)	December 31, 2009 See Note 1
Assets
Current assets
Cash	$39,004	$54,743
Accounts receivable, net of allowance	213,542	245,315
Inventories	287,022	307,192
Prepaid expenses	16,687	28,267

Total current assets	556,255	635,517

Property and equipment
Property and equipment	2,666,517	2,653,539
Accumulated depreciation	(2,336,722)	(2,310,811)

Total property and equipment	329,795	342,728

Other assets
Deposits and other assets	2,000	12,569
Other intangibles, net of amortization	4,299	5,505

Total other assets	6,299	18,074

Total assets	$892,349	$996,319

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Balance Sheets

	March 31, 2010 (Unaudited)	December 31, 2009 See Note 1
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$299,067	$330,381
Notes payable - bank	49,376	50,568
Notes payable - other	3,081	3,611
Note payable - shareholders	25,019	31,019
Capital lease obligations	17,244	19,988
Accrued liabilities	63,441	42,249

Total current liabilities	457,228	477,816

Long term debt
Notes payable - Bank	166,300	175,266
Notes payable - Other	—	325
Capital lease obligations	40,658	44,486

Total long term debt	206,958	220,077

Total liabilities	664,186	697,893

Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(658,253)	(587,990)

Total shareholders’ equity	228,163	298,426

Total liabilities and shareholders’ equity	$892,349	$996,319

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Operations

Unaudited

	For the Three Months Ended March 31,
	2010	2009
Income
Net sales	$1,003,088	$1,079,650
Cost of sales	648,305	650,025

Gross profit	354,783	429,625

Operating expenses
Selling, general and administrative expenses	390,593	427,356
Depreciation and amortization	23,671	25,582

Total operating expenses	414,264	452,938

Operating loss	(59,481)	(23,313)

Other income (expense)
Miscellaneous income (expense)	(2,216)	(2,334)
Interest expense	(7,766)	(9,354)

Total other income (expense)	(9,982)	(11,688)

Loss before income taxes	(69,463)	(35,001)
Income tax expense	(800)	(800)

Net loss	$(70,263)	$(35,801)

Loss per share (basic)	$(0.057)	$(0.029)

Loss per share (dilutive)	$(0.057)	$(0.029)

Weighted average number of shares	1,236,744	1,236,744

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

Unaudited

	For the Three Months Ended March 31,
	2010	2009
Operating activities
Net loss	$(70,263)	$(35,801)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	27,117	28,104
Allowance for bad debts	(2,419)	(192)
(Increase) decrease in:
Accounts receivable	34,193	24,858
Inventories	20,170	21,379
Prepaid expenses	11,580	8,109
Deposits and other assets	10,569	3,053
Increase (decrease) in:
Accounts payable	(31,315)	(19,835)
Accrued liabilities	21,192	49,693

Net cash provided by (used in) operating activities	20,824	79,368

Investing activities
Purchases of property and equipment	(12,978)	(5,085)

Net cash (used in) investing activities	(12,978)	(5,085)

Financing activities
Repayments of notes payable and capital leases	(23,585)	(33,264)

Net cash (used in) financing activities	(23,585)	(33,264)

Decrease in cash	(15,739)	41,019
Cash at beginning of period	54,743	52,144

Cash at end of period	$39,004	$93,163

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

March 31, 2009 and December 31, 2008

1. Basis of Presentation

The unaudited condensed financial statements in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. We have continued to follow the accounting policies disclosed in the financial statements included in our 2009 Form 10-K filed with the Securities and Exchange Commission (SEC). It is suggested that these statements be read in conjunction with the December 31, 2009 audited financial statements and the accompanying notes on Form 10-K, as filed with the SEC.

The interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results to be expected for the full year.

Concentration of Risk

In the first quarter of fiscal 2010, one customer accounted for 20.3% of the Company’s revenue. The account has purchased from the Company since 1992. The account has serving locations and is a distributor of the Company’s product. A loss of this account or any other large account, or a significant reduction in sales to any of the Company’s principal customers, could have an adverse impact on the Company.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2009 and December 31, 2008

2. Accounts Receivable

Accounts receivable consist of the following:

	3/31/2010	12/31/2009
Accounts receivable	$218,182	$252,374
Less: allowance for doubtful accounts	(4,640)	(7,059)

Net accounts receivable	$213,542	$245,315

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense (recovery) for the three months ended March 31, 2010 and 2009 was $(2,480) and $81 respectively.

3. Inventories

Inventories consist of the following:

	3/31/2010	12/31/2009
Coffee
Unroasted	$110,225	$107,325
Roasted	57,579	71,159
Tea	1,663	1,393
Packaging, supplies and other merchandise held for sale	117,555	127,315

Total inventories	$287,022	$307,192

4. Property and Equipment

Property and equipment consist of the following:

	3/31/2010	12/31/2009
Equipment	$1,410,986	$1,334,579
Furniture and fixtures	190,991	210,016
Leasehold improvements	465,972	460,729
Transportation equipment	194,147	184,368
Marketing equipment	159,913	166,162
Capitalized website development costs	14,074	14,076
Property held under capital leases	230,434	283,609

Total property and equipment	2,666,517	2,653,539
Accumulated depreciation	(2,336,722)	(2,310,811)

Property and equipment, net	$329,795	$342,728

Depreciation expense for the three months ended March 31, 2010 and 2009 was $25,911 and $26,898 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2009 and December 31, 2008

5. Intangible Assets

Intangible assets subject to amortization consist of the following:

	3/31/2010	12/31/2009
Leasehold value	$67,000	$67,000
Trademarks	5,127	5,127

Total intangible assets	72,127	72,127
Accumulated amortization	(67,828)	(66,622)

Other intangibles, net of amortization	$4,299	$5,505

Amortization expense for the three months ended March 31, 2010 and 2009 was $1,206 for both years.

6. Deposits and Other Assets

Included in Deposits and Other Assets are artwork that was developed for the labels for the tea program and long-term deposits.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2009 and December 31, 2008

7. Long Term Debt

Notes Payable

	3/31/2009	12/31/2009
Note payable to Savings Bank of Mendocino, payable in monthly installments of $4,309 plus interest at 7.25% renewed December 1, 2009, final payment is due on December 1, 2014. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders.	$204,176	$213,334

Line of credit to Savings Bank of Mendocino, payable in monthly installments of interest only at 2% over prime rate renewed March 16, 2010 with a minimum rate of 6.50% (6.500% at March 31, 2010). The note payable for the line of credit is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders. The line is for a maximum of $25,000 and $11,500 has been used as of March 31, 2010.	11,500	12,500

Note payable to majority shareholders, Paul and Joan Katzeff, uncollateralized, payable in monthly installments of $2,000 plus interest at 12%paid monthly, due on July 15, 2010 ..	5,100	11,100

Note payable to majority shareholders, Paul and Joan Katzeff, uncollateralized payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996.	19,919	19,919

Note payable to Chrysler Financing, payable in monthly installments of $329, including interest at 15.492%, collateralized by a vehicle, final payment due on January 24, 2011	3,081	3,936

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2009 and December 31, 2008

Capital Lease Obligations

	3/31/2010	12/31/2009
Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $621, including interest at 14.32%, collateralized by equipment, final payment due on September 8, 2014	24,639	25,599

Note payable to Marlin Leasing payable in monthly installments of $544, including interest at 17.172%, collateralized by equipment, final payment due on May 1, 2010.	1,069	2,619

Note payable to Marlin Leasing payable in monthly installments of $428, including interest at 18.00%, collateralized by equipment, final payment due on October 1, 2010.	1,651	2,830

Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $533, including interest at 22.24%, collateralized by equipment, final payment due on January 10, 2010.	—	524

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2009 and December 31, 2008

7. Long Term Debt (continued)

Capital Lease Obligations (continued)

	3/31/2010	12/31/2009
Note payable to Bank of the West payable in monthly installments of $489, including interest at 12.69% collateralized by equipment, final payment due on May 1, 2013	$15,237	$16,201

Note payable to BSB Leasing payable in monthly installments of $285, including interest at 15.89%, colateralized by equipment, final payment due on June 2, 2012	8,869	9,680

Note payable to BSB Leasing payable in monthly installments of $390, including interest at 14.30%, collateralized by equipment, final payment due June 2, 2012	6,437	7,021

	$301,678	$325,263
Less current portion	(94,720)	(105,186)

Long term portion of notes payable	$206,958	$220,077

Interest paid for the three months ended March 31, 2010 and 2009 was $7,766 and $9,354, respectively.

As of March 31, 2010, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Years Ending March 31,
2011	$94,720
2012	77,564
2013	79,541
2014	49,853

$301,678

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2009 and December 31, 2008

8. Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist of the benefit from net operating loss (NOL) carryforwards and temporary differences. The net operating loss carryforwards expire in various years through 2030. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operation loss carryforwards. Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance as of March 31, 2010 are as follows:

Period Ending	Estimated NOL Carryforward Less Temporary Differences	NOL Expires	Benefit From NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
March 31, 2010
Federal	$11,416	2017	$1,712	$(1,712)	$(1,712)	$—
	128,576	2018	19,286	(19,286)	(19,286)	—
	96,867	2023	14,530	(14,530)	(14,530)	—
	49,714	2024	7,457	(7,457)	(7,457)	—
	125,700	2026	18,855	(18,855)	(18,855)	—
	63,303	2028	9,495	(9,495)	(9,495)	—
	69,160	2030	10,374	(10,374)	(10,374)	—

	$544,736		$81,709	$(81,709)	$(81,709)	$—

						—
State	$5,881	2018	$520	$(520)	$(520)	$—
	67,858	2029	5,999	(5,999)	(5,999)	—
	69,491	2030	6,143	(6,143)	(6,143)	—

	$143,230		$12,662	$(12,662)	$(12,662)	$—

Income taxes at the expected statutory rate are reconciled to the Company’s actual income taxes as follows:

2010
Tax (benefit) at federal statutory rate	(15.00)%
State tax (benefit) net of federal benefit	(7.50)
Non-taxable differences	0.50
Temporary differences	(0.44)
Valuation allowance	23.59

Tax provision - effective rate	1.15

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2009 and December 31, 2008

9. Operating Leases

The Company leases some office equipment under noncancelable operating leases with terms ranging from three to five years.

As of March 31, 2010, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

Years Ending March 31,
2011	10,909
2012	9,840
2013	6,652
2014	6,652
2015	836

$34,889

Total operating lease payments for the three months ended March 31, 2010 and 2009 was $2,727 and $1,657 respectively.

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

The Company also leases a bakery establishment in Mendocino, California under an operating lease expiring September 30, 2011. The lease provides for monthly rental payments of approximately $4,600

As of March 31, 2010, minimum future rental payments under noncancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years ending March 31,
2011	$160,380
2012	132,480
2013	103,200
2014	103,200
2015	43,000
Thereafter	—

$542,260

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2009 and December 31, 2008

11. Related Party Transactions

As of March 31, 2010, the Company has an interest only note payable for $19,919, due on demand, to Paul and Joan Katzeff, (the Company’s majority shareholders, directors and officers). In addition, the Company has a note payable to Paul and Joan Katzeff with a principal balance of $5,100, as of March 31, 2010. The loan is uncollateralized, is due July 15, 2010, requires monthly payments of $2,000 and bears interest at 12% per annum. The Company also leases properties from its majority shareholders.

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the three months ended March 31, 2010, is as follows:

Interest payments	$852
Rent payments	$17,600
Principal payments	$6,000

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

Selected financial data by business segment

	3/31/2010	3/31/2009
Net Sales
Specialty Coffee	$905,114	$964,655
Bakery	109,904	125,808

Total	$1,015,018	$1,090,463

Intersegment Sales
Specialty Coffee	11,930	10,813

Total Sales	$1,003,088	$1,079,650

Operating Income/(Loss)
Specialty Coffee	$(21,708)	$11,656
Bakery	(37,773)	(34,969)

Total	$(59,481)	$(23,313)

Depreciation and Amortization
Specialty Coffee	$17,552	$19,346
Bakery	6,119	6,236

Total	$23,671	$25,582

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2009 and December 31, 2008

12. Information on Business Segments (continued)

	3/31/2010	03/31/2009
Interest Expense
Specialty Coffee	$7,071	$8,513
Bakery	695	841

Total	$7,766	$9,354

	3/31/2010	12/31/2009
Assets
Specialty Coffee	$798,518	$890,709
Bakery	93,831	105,610

Total	$892,349	$996,319

Fixed Assets
Specialty Coffee	$262,049	$274,988
Bakery	67,746	67,740

Total	$329,795	$342,728

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

The Company has a revolving line of credit for $25,000 of which $11,500 is currently outstanding and a term debt facility of $204,176 with the Savings Bank of Mendocino. The term debt is a five-year note renewed December 1, 2009 and is due December 1, 2014. The line of credit was renewed on March 13, 2010 and is renewed annually. If the credit line should not be renewed, the stability of the Company’s business would be in question. “See Liquidity and Capital Resources.”

Results of Operations

Three months ended March 31, 2010 versus March 31, 2009

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$(76,562)	(7.1)%
Cost of Sales	(1,720)	(0.3)%
Gross Margin %	(4.4)%	(11.1)%
Selling, G&A Expense	(36,763)	(8.6)%
Depreciation And Amortization	(1,911)	(7.5)%
Interest Expense	(1,588)	(17.0)%
Net Income (Loss)	(34,462)	—%

Consolidated net sales for the three months ended March 31, 2010 were $1,003,088, down 7.1%, or over $76,000 when compared with net sales of $1,079,650 for the same period in fiscal 2009.

Distribution revenues (e.g., revenues generated on the Company’s own truck distribution) were down $35,000 or 9% for the three months ended March 31, 2010, when compared with distribution sales for the same period in 2009. The decline appears to be a result of slower volume at existing customers as no customers have been lost. It is also a result of lower sales to a grocery chain in California that eliminates the Company’s products when they remodel existing stores.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were up $5,000, or 1% for the three months ended March 31, 2010 when compared to national sales for the same period in 2009.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) decreased $30,000, or 25% for the three months ended March 31, 2010 when compared to mail order sales for the same period in 2009. The decrease was attributable to a decline in the Cornucopia program through the elimination of some partners and a slowdown in the Company’s online store volume.

Sales of the Company’s bakery were down $16,000 for the three months ended March 31, 2010 when compared to bakery sales for the same period in 2009. Lower customer counts and a lower cash register ring per customer resulted in the lower sales volume.

Consolidated cost of sales for the three months ended March 31, 2010 were $648,305, down .3%, or over $1,700 when compared with the cost of sales of $650,025 for the same period in 2009.

Consolidated gross margin percentage (gross profit as a percentage of net sales) for the three months ended March 31, 2010 was 35.4%, down 4.4 percentage points when compared with gross margin of 39.8% for the same period in 2009. Higher costs of payroll, utilities and an $.08 per pound increase in green bean costs in the three months ended 2010 resulted in reduced gross margins.

Consolidated selling, general and administrative expenses were $390,593 for the three months ended March 31, 2010, a decrease of 8.6% or over $36,000 when compared with the selling, general and administrative expenses of $427,356 for the same period in 2009. The decrease was a result of a $10,000 reduction in payroll expense, a $10,000 reduction in insurance costs and a $16,000 reduction in other operating expenses.

Consolidated depreciation and amortization expenses for the three months ended March 31, 2010 were $23,671, a 7.5% decrease, or nearly $2,000, when compared to depreciation expense of $25,582 for the same period in 2009.

Consolidated interest expense for the three months ended March 31, 2010 was $7,766, a 17% decrease or over $1,500 compared with interest expense of $9,354 for the same period in 2009. Total debt is $301,678 at March 31, 2010 versus $325,653 at December 31, 2009.

As a result of the foregoing factors, the Company had a consolidated net loss of $70,263 for the three months ended March 31, 2010, compared to a loss of $35,801 for the same period in 2009. Because of the declines in sales and increases in the cost of green beans, there can be no assurances that the Company will be profitable in future periods

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, the Company had working capital of $99,027 versus working capital of $157,701 as of December 31, 2009. The decrease in working capital is due primarily to the decrease in cash, accounts receivable, inventory and prepaid expenses of $80,000 offset by a $30,000 reduction in debt.

Net cash provided by operating activities was $20,824 for the three months ended March 31, 2010 compared to net cash provided by operating activities of $79,368 during the same period in 2009. The decrease in net cash provided by operating activities in the three months of 2010 was the result of a loss of over $70,000 versus a loss of $35,000 for the first three months of 2009, a $10,000 additional reduction in accounts payable in 2010 versus 2009 and smaller increase in accrued liabilities of $28,000 in 2010 versus 2009.

Cash used in investing activities was $12,978 for the three months ended March 31, 2010 compared to $5,085 used in the same period in 2009. Capital additions for the first three months of 2010 were $5,000 to upgrade phone and internet access with a T-1 line and $7,000 for a new online store.

Net cash used in financing activities for the three months ended March 31, 2010 was $23,585 compared to net cash used in financing activities of $33,264 during the same period in 2009. The cash used by financing activities was a result of paying existing debt.

Because of the decline in cash provided by operating activities, cash at March 31, 2010 dropped by over $15,000 from the cash balance at January 1, 2010 and was over $54,000 lower than cash at March 31, 2009.

In December 2009, the Company extended a term note with the Savings Bank of Mendocino. This note is for five years and is due on December 1, 2014 with an interest rate of 7.25%. The note is collateralized by the Company’s accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. This note is personally guaranteed by the Company’s majority shareholders. As of March 31, 2010, the balance on the note is $204,176 (See Note 7 of Notes to the Financial Statements).

The Company also has a $25,000 line of credit with the Savings Bank of Mendocino. The credit line is interest only payments renewable annually at 2% over the prime rate with a minimum rate of 6.5 % and was renewed in March of 2010. The rate was 6.50% at March 31, 2010 with an outstanding balance on the line of $11,500. The credit line is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. The line of credit is personally guaranteed by the Company’s majority shareholders. (See Note 7 of Notes to Financial Statements)

The Company has an interest-only note for $19,919 and a principal and interest note for $5,100 at March 31, 2010, payable to the majority shareholders, directors and officers, Joan and Paul Katzeff. The interest-only note is at 12%, with balance due on demand after June 30, 1996 and is uncollateralized. The principal and interest note is at 12% payable in monthly installments of $2,000 plus interest with the balance due on July 15, 2010 and is uncollateralized. (See Note 7 and Note 11 of Notes to Financial Statements)

At March 31, 2010, the Company had total borrowings of $301,678 including $215,676 owing to the Savings Bank of Mendocino. This compares to total borrowings of $325,263 as of December 31, 2009, including $225,834 outstanding to the Savings Bank of Mendocino.

For long-term debt, see Note 7 of the Notes to Financial Statements. For operating leases, see Note 9 of the Notes to Financial Statements. For real estate leases, see Note 10 and Note 11 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Debt	$301,678	$94,720	$157,105	$49,853	$—

Operating Leases	34,889	10,909	16,492	7,488	—

Real Estate Leases	542,260	160,380	235,680	103,200	43,000

Total Cash Obligations	$878,827	$266,009	$409,277	$160,541	$43,000

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation discussed above that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

-None-

ITEM 1A. RISK Factors

We have concerns regarding the current economic situation. The United States and the global economy is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for and indeterminable period. The long-term impact on the United States economy and the Company’s operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

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

ITEM 4. Remove and Reserved

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Paul Katzeff	Chief Executive Officer	May 14, 2010
Paul Katzeff

/s/ Joan Katzeff	President	May 14, 2010
Joan Katzeff

/s/ Sam Kraynek	Chief Financial Officer	May 14, 2010
Sam Kraynek