Form 10-Q
period 2010-06-30
THANKSGIVING COFFEE CO INC
filed 2010-08-16
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

On August 14, 2010 the registrant had 1,236,744 shares of Class A common stock, no par value per share, outstanding.

FORM 10-Q

Financial Statements

and Notes to Financial Statements

Thanksgiving Coffee Company, Inc.

For the Six Months Ended June 30, 2010 and 2009

PART 1. Financial Information

Item 1. Financial Statements

The consolidated financial statements included herein have been prepared by Thanksgiving Coffee Company, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2010 and December 31, 2009, and its results of operations for the three month and six month periods ended June 30, 2010 and 2009 and its cash flows for the six month periods ended June 30, 2010 and 2009. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-K

Thanksgiving Coffee Company, Inc.

Balance Sheets

	June 30, 2010 (Unaudited)	December 31, 2009 (See Note 1)
Assets
Current assets
Cash	$24,042	$54,743
Accounts receivable, net of allowance	231,208	245,315
Inventories	285,151	307,192
Prepaid expenses	15,193	28,267

Total current assets	555,594	635,517

Property and equipment
Property and equipment	2,530,965	2,653,539
Accumulated depreciation	(2,201,996)	(2,310,811)

Total property and equipment	328,969	342,728

Other assets
Deposits and other assets	8,450	12,569
Other intangibles, net of amortization	3,093	5,505

Total other assets	11,543	18,074

Total assets	$896,106	$996,319

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Balance Sheets

	June 30, 2010 (Unaudited)	December 31, 2009 (See Note 1)
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$343,678	$330,381
Notes payable - bank	56,075	50,568
Notes payable - other	2,195	3,611
Note Payable - shareholders	19,919	31,019
Capital lease obligations	15,051	19,988
Accrued liabilities	31,980	42,249

Total current liabilities	468,898	477,816

Long term debt
Notes payable - bank	156,348	175,266
Notes payable - other	—	325
Capital lease obligations	55,404	44,486

Total long term debt	211,752	220,077

Total liabilities	680,650	697,893

Shareholders’ equity
Common stock, no par value,
1,960,000 shares authorized,
1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(670,960)	(587,990)

Total shareholders’ equity	215,456	298,426

Total liabilities and shareholders’ equity	$896,106	$996,319

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Operations

Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Income
Net sales	$1,089,694	$1,136,123	$2,092,782	$2,215,773
Cost of sales	652,921	678,101	1,301,227	1,328,126

Gross profit	436,773	458,022	791,555	887,647

Operating expenses
Selling, general and administrative expenses	416,802	393,020	807,395	820,376
Depreciation and amortization	22,651	22,832	46,322	48,414

Total operating expenses	439,453	415,852	853,717	868,790

Operating profit/ (loss)	(2,680)	42,170	(62,162)	18,857

Other income (expense)
Miscellaneous income/ (expense)	(2,412)	(3,880)	(4,628)	(6,214)
Interest expense	(7,614)	(8,946)	(15,380)	(18,300)

Total other income (expense)	(10,026)	(12,826)	(20,008)	(24,514)

Profit/ (loss) before income taxes	(12,706)	29,344	(82,170)	(5,657)
Income tax expense	—	—	(800)	(800)

Net profit/ (loss)	$(12,706)	$29,344	$(82,970)	$(6,457)

Profit/ (loss) per share (basic)	$(0.010)	$0.024	$(0.067)	$(0.005)

Profit/ (loss) per share (dilutive)	$(0.010)	$0.024	$(0.067)	$(0.005)

Weighted average number of shares	1,236,744	1,236,744	1,236,744	1,236,744

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

Unaudited

	For the Six Months June 30,
	2010	2009
Operating activities
Net loss	$(82,970)	$(6,457)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	52,116	53,460
Allowance for bad debts	(1,110)	792
(Increase) decrease in:
Accounts receivable	15,217	(14,406)
Inventories	22,041	33,396
Prepaid expenses	13,074	3,628
Deposits and other assets	4,119	3,053
Increase (decrease) in:
Accounts payable	13,297	(10,771)
Accrued liabilities	(10,269)	(7,153)

Net cash provided by operating activities	25,515	55,542

Investing activities
Purchases of property and equipment	(35,945)	(14,104)
Proceeds from sale of equipment/disposal	—	—

Net cash (used in) investing activities	(35,945)	(14,104)

Financing activities
Proceeds from notes payable and capital leases	24,278	—
Repayments of notes payable and capital leases	(44,549)	(64,620)

Net cash (used in) financing activities	(20,271)	(64,620)

Decrease in cash	(30,701)	(23,182)
Cash at beginning of period	54,743	52,144

Cash at end of period	$24,042	$28,962

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

June 30, 2010 and December 31, 2009

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

The interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of results to be expected for the full year.

Concentration of Risk

In the second quarter of fiscal 2010, one customer accounted for 20% of the Company’s revenue. The account has purchased from the Company since 1992. The account has serving locations and is a distributor of the Company’s product. A loss of this account or any other large account, or a significant reduction in sales to any of the of the Company’s principal customers, could have an adverse impact on the Company.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

June 30, 2010 and December 31, 2009

2. Accounts Receivable

Accounts receivable consist of the following:

	6/30/2010	12/31/2009
Accounts receivable	$237,147	$252,374
Less: allowance for doubtful accounts	(5,939)	(7,059)

Net accounts receivable	$231,208	$245,315

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense (recovery) for the six months ended June 30, 2010 and 2009 was $(1,077) and $792 respectively.

3. Inventories

Inventories consist of the following:

	6/30/2010	12/31/2009
Coffee
Unroasted	$104,428	$107,325
Roasted	70,109	71,159
Tea	1,248	1,393
Packaging, supplies and other merchandise held for sale	109,366	127,315

Total inventories	$285,151	$307,192

4. Property and Equipment

Property and equipment consist of the following:

	6/30/2010	12/31/2009
Equipment	$1,292,240	$1,334,579
Furniture and fixtures	185,159	210,016
Leasehold improvements	456,031	460,729
Transportation equipment	189,669	184,368
Marketing equipment	153,986	166,162
Capitalized website development costs	—	14,076
Property held under capital leases	253,880	283,609

Total property and equipment	2,530,965	2,653,539
Accumulated depreciation	(2,201,996)	(2,310,811)

Property and equipment, net	$328,969	$342,728

Depreciation expense for the six months ended June 30, 2010 and 2009 was $49,013 and $53,460 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

June 30, 2010 and December 31, 2009

5. Goodwill and Other Intangible Assets

Intangible assets subject to amortization consist of the following:

	6/30/2010	12/31/2009
Leasehold value	$67,000	$67,000
Trademarks	5,127	5,127

Total intangible assets	72,127	72,127
Accumulated amortization	(69,034)	(66,622)

Other intangibles, net of amortization	$3,093	$5,505

Amortization expense for the six months ended June 30, 2010 and 2009 was $3,103 and $2,412 respectively.

6. Deposits and Other Assets

Included in Deposits and Other Assets are artwork that was developed for the labels for the tea program and long-term deposits.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

June 30, 2010 and December 31, 2009

7. Long Term Debt

Notes Payable

	6/30/2010	12/31/2009
Note payable to Savings Bank of Mendocino, payable in monthly installments of $4,309 plus interest at 7.25% renewed December 1, 2009, final payment is due on December 1, 2014. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders.	$194,923	$213,334

Line of credit to Savings Bank of Mendocino, payable in monthly installments of interest only at 2% over prime rate renewed March16, 2010 with a minimum rate of 6.5% (6.50% at June 30, 2010). The note payable for the line of credit is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders. The line is for a maximum of $25,000 and $17,500 has been used as of June 30, 2010.	17,500	12,500

Note payable to majority shareholders, Paul and Joan Katzeff, uncollateralized, payable in monthly installments of $2,000 plus interest at 12% paid monthly, due on June 15, 2010.	—	11,100

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996.	19,919	19,919

Note payable to Chrysler Financing, payable in monthly installments of $329, including interest at 15.492%, collateralized by a vehicle, final payment due on January 24, 2011	2,195	3,936

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

June 30, 2010 and December 31, 2009

Capital Lease Obligations

	6/30/2010	12/31/2009
Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $621, including interest at 14.32%, collateralized by equipment, final payment due on September 8, 2014.	23,644	25,599

Note payable to Bank of the West payable in monthly installments of $489, including interest at 12.69%, collateralized by equipment, final payment due on May 1, 2013	14,243	16,201

Note payable to BSB Leasing payable in monthly installments of $285, including interest at 15.89%, collateralized by equipment, final payment due June 2, 2012	8,026	9680

Note payable to Marlin Leasing payable in monthly installments of $544, including interest at 17.17%, collateralized by equipment, final payment due on March 1, 2010.	—	2,619

Note payable to Marlin Leasing payable in monthly installments of $428, including interest at 18.00%, collateralized by equipment, final payment due on June 1, 2010.	—	2,830

Note payable to BSB Leasing payable in monthly installments of $390, including interest at 14.30% collateralized by equipment, final payment due on June 2, 2012	5829	7,021

Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $533, including interest at 22.24%, collateralized by equipment, final payment due on January 10, 2010	—	524

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

June 30, 2010 and December 31, 2009

7. Long Term Debt (continued)

Capital Lease Obligations

	6/30/2010	12/31/2009
Note payable to Bank of the West payable in monthly installments of $427, including interest at 11.83%, collateralized by equipment, final payment due on April 1, 2015.	$18,713	$ —
	304,992	325,263
Less current portion	(93,240)	(105,180)

Long term portion of notes payable	$211,752	$220,077

Interest paid for the six months ended June 30, 2010 and 2009 was $15,380 and $18,300, respectively.

As of June 30, 2010, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Years Ending June 30,
2011	$93,240
2012	92,650
2013	64,251
2014	54,851

Thereafter	—

$304,992

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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance as of June 30, 2010 are as follows:

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

June 30, 2010 and December 31, 2009

8. Income Taxes (Continued)

Period Ending	Estimated NOL Carryforward Less Temporary Differences	NOL Expires	Benefit From NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
June 30, 2010

Federal	$11,416	2017	$1,712	$(1,712)	$(1,712)	$—
	128,576	2018	19,286	(19,286)	(19,286)	—
	96,867	2023	14,530	(14,530)	(14,530)	—
	49,714	2024	7,457	(7,457)	(7,457)	—
	125,700	2026	18,855	(18,855)	(18,855)	—
	63,303	2028	9,495	(9,495)	(9,495)	—
	85,957	2029	12,894	(12,894)	(12,894)	—

	$561,533		$84,229	$(84,229)	$(84,229)	$—

						—
State	$5,881	2018	$520	$(520)	$(520)	$—
	67,858	2029	5,999	(5,999)	(5,999)	—
	87,419	2030	7,728	(7,728)	(7,728)	—

	$161,158		$14,247	$(14,247)	$(14,247)	$—

Income taxes at the expected statutory rate are reconciled to the Company’s actual income taxes as follows:

2010
Tax (benefit) at federal statutory rate	(15.00)%
State tax (benefit) net of federal benefit	(7.50)
Non-taxable differences	0.92
Temporary differences	(2.09)
Valuation allowance	24.64

Tax provision - effective rate	0.97

Income taxes paid for the six months ended June 30, 2010 and the year ended December 31, 2009 were $800 and $800 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

June 30, 2010 and December 31, 2009

9. Operating Leases

The Company leases some office equipment under noncancelable operating leases with terms ranging from three to five years.

As of June 30, 2010, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

Years Ending June 30,
2011	10,909
2012	6,652
2013	6,652
2014	836

$25,049

Total operating lease payments for the six months ended June 30, 2010 and 2009 was $5,454 and $5,943, respectively.

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

The Company also leases a bakery establishment in Mendocino, California under operating leases expiring September 30, 2011. The lease provides for monthly rental payments of approximately $4,600.

As of June 30, 2010, minimum future rental payments under noncancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years ending June 30,
2011	$161,070
2012	117,840
2013	103,200
2014	103,200
2015	103,200

$588,510

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

June 30, 2010 and December 31, 2009

11. Related Party Transactions

As of June 30, 2010, the Company has an interest only note payable totaling $19,919, due on demand, to Paul and Joan Katzeff, (the Company’s majority shareholders, directors and officers). In addition, the Company had a note payable to Paul and Joan Katzeff that was paid as of June 30, 2010. The outstanding loan is uncollateralized and requires monthly payments of interest only at 12% per annum and is due on demand after June 30, 1996. The Company also leases properties from its majority shareholders.

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the six months ended June 30, 2010, is as follows:

Interest payments	$1,587

Rent payments	$35,400

Principal payments	$11,100

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

Selected financial data by business segment

	6/30/2010	6/30/2009
Net Sales

Specialty Coffee	$1,879,217	$1,960,674
Bakery	239,478	278,028

Total	$2,118,695	$2,238,702

Intersegment Sales

Specialty Coffee	$25,913	$22,929

Total Sales	$2,092,782	$2,215,773

Operating Income/(Loss)

Specialty Coffee	$6,715	$65,459
Bakery	(68,876)	(46,602)

Total	$(62,161)	$18,857

Depreciation and
Amortization

Specialty Coffee	$34,242	$38,467
Bakery	12,080	9,947

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

June 30, 2010 and December 31, 2009

12. Information on Business Segments (continued)

Depreciation and Amortization (continued)
	06/30/2010	06/30/2009
Total	$46,322	$48,414

Interest Expense

Specialty Coffee	$14,174	$16,676
Bakery	1,206	1,624

Total	$15,380	$18,300

	6/30//2010	12/31/2009
Assets

Specialty Coffee	$810,890	$890,709
Bakery	85,216	105,610

Total	$896,106	$996,319

Fixed Assets

Specialty Coffee	$268,160	$274,988
Bakery	60,809	67,740

Total	$328,969	$342,728

13. Subsequent Event

The Company experienced a major fire at its plant and office facility on July 5, 2010. There were no reported injuries. The fire was deemed to be arson by the Mendocino county sheriff’s office. As a result of the fire, the Company’s offices, packaging, tasting room and shipping facility were destroyed. However, the Company’s roasting and warehouse facility, where the Company stored most of its green beans, were not damaged. The Company is assessing the extent of the damage caused by the fire and the expected effect of the fire on the Company’s business, operations and financial performance. The amount of loss to the Company is unknown at this time. The Company has resumed its administrative, packaging, tasting and shipping activities at temporary locations and it is uncertain whether and to what extent the Company will rebuild its facility and restore operations to their prior condition. The Company expects that a portion of the loss resulting from the fire will be covered by it current building, personal property, business interruption and additional expense insurance, however, the full amount that the Company will be able to recover under this insurance policy is still being determined. Up to the first $1,000 of the loss will be borne by the Company as a deductible per the terms of the policy.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. In some cases, forward-looking statements may be identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These statements relate to, among other things, possible expansions into new and existing markets and trends in the operations of Thanksgiving Coffee Company, Inc. (“the Company”) and the effects of the recent fire at the Company’s plant and office facility may have on the Company’s business, operations and financial performance. Any forward-looking statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. These various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green beans, continuing competition within the Company’s businesses, variances from budgeted sales mix and growth rate, consumer acceptance of the Company’s products, inability to secure adequate capital to fund its operating expenses and working capital requirements, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement the Company’s sales goals, the ability to recover proceeds on insurance claims related to the fire at the Company’s plant and office facility, the Company’s ability to rebuild its facility and restore operations after the recent fire, natural disasters, civil unrest in countries which produce coffee and tea, weather and other risks identified herein. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this Quarterly Report on Form 10-Q. The Company’s forward-looking statements should also be considered in light of its reviewed financial statements, related notes and the other financial information appearing elsewhere in this report and in its other filings with the Securities and Exchange Commission. As a result of these risks and uncertainties, the Company’s actual results may differ materially and adversely from those expressed in any forward-looking statements. The Company assumes no obligation to update any forward-looking statements.

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

The Company has a revolving line of credit for $25,000 of which $17,500 is currently outstanding and a term debt facility of $194,943 with the Savings Bank of Mendocino. The term debt is a five-year note due December 1, 2014 and the line of credit is renewed annually. If the credit line should not be renewed, the stability of the Company’s business would be in question. “See Liquidity and Capital Resources.”

The Company experienced a major fire at its plant and office facility on July 5, 2010. There were no reported injuries. The fire was deemed to be arson by the Mendocino County Sheriff’s office. As a result of the fire, the Company’s offices, packaging, tasting room and shipping facility were destroyed. However, the Company’s roasting and warehouse facility, where the Company stored most of its green beans, were not damaged. The Company is assessing the extent of the damage caused by the fire and the expected effect of the fire on the Company’s business, operations and financial performance. The amount of loss to the Company and the impact on net sales and capital expenditures are unknown at this time. The Company expects that a portion of the loss resulting from the fire will be covered by its current building, personal property, business interruption and additional expense insurance, however, the full amount that the Company will be able to recover under this insurance policy is still being determined. Up to the first $1,000 of the loss will be borne by the Company as a deductible per the terms of the policy. See Note 13 to the Financial Statements.

Results of Operations

Three months ended June 30, 2010 versus June 30, 2009

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$(46,429)	(4.1)%
Cost of Sales	(25,180)	(3.7)%
Gross Margin %	( .2)%	( .5)%
Selling, G&A Expense	23,782	6.1%
Depreciation And Amortization	(181)	( .8)%
Interest Expense	(1,332)	(14.9)%
Net Income (Loss)	(42,050)	—%

Consolidated net sales for the three months ended June 30, 2010 were $1,089,694, down 4.1%, or over $46,000 when compared with net sales of $1,136,123 for the same period in fiscal 2009.

Distribution revenues (e.g., revenues generated on the Company’s own truck distribution) were down $40,000 or 10% for the three months ended June 30, 2010, when compared with distribution sales for the same period in 2009. The decline was a result of decreases in the Company’s grocery store distribution and some declines in its serving accounts. No major accounts were lost during this period.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were up $27,000, or 5% for the three months ended June 30, 2010 when compared to national sales for the same period in 2009. The increase is attributed to higher sales for the Company’s distributors in southern and the central valley of California.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) decreased $10,000, or 10% for the three months ended June 30, 2010 when compared to mail order sales for the same period in 2009. The decrease was attributable to a general slowdown in the Company’s online store volume

Sales of the Company’s bakery were down $23,000 for the three months ended June 30, 2010 when compared to bakery sales for the same period in 2009. Lower customer counts and lower sales dollars per transaction contributed to the decline.

Consolidated cost of sales for the three months ended June 30, 2010 were $652,921, down 3.7%, or over $25,000 when compared with the cost of sales of $678,101 for the same period in 2009. This decrease was a result of lower volume and wages for both the coffee and bakery operations.

Consolidated gross margin percentage (gross profit as a percentage of net sales) for the three months ended June 30, 2010 was 40.1%, down .2 % when compared with gross margin of 40.3% for the same period in 2009.

Consolidated selling, general and administrative expenses were $416,802 for the three months ended June 30, 2010, an increase of 6.1% or nearly $24,000 when compared with the selling, general and administrative expenses of $393,020 for the same period in 2009. The increase was a result of higher costs for medical, dental, worker’s compensation and property and casualty insurance.

Consolidated depreciation and amortization expenses for the three months ended June 30, 2010 were $22,651, a .8% decrease, or $181, when compared to depreciation expense of $22,832 for the same period in 2009.

Consolidated interest expense for the three months ended June 30, 2010 was $7,614, a 14.9% decrease compared with interest expense of $8,946 for the same period in 2009. Total debt is $304,992 at June 30, 2010 versus $325,263 at December 31, 2009.

As a result of the foregoing factors, the Company had a consolidated net loss of $12,706 for the three months ended June 30, 2010, compared to a profit of $29,344 for the same period in 2009. Because of the sales declines and higher operating expenses, there can be no assurances that the Company will be profitable in future periods.

Six Months ended June 30, 2010 versus June 30, 2009:

Consolidated	Increase/(Decrease)	Percent Change
Sales	$(122,991)	(5.6)%
Cost of Sales	(26,899)	(2.0)%
Gross Margin	(2.3)%	(5.7)%
Selling G & A Expense	(12,981)	(1.6)%
Depreciation and Amortization	(2,092)	(4.3)%
Interest Expense	(2,920)	(16.0)%
Net Income/(Loss)	(76,513)	—

Consolidated net sales for the six months ended June 30, 2010 were $2,092,782 a decrease of nearly $123,000 or 5.6%, when compared to sales of $2,215,773 for the same period in 2009.

Distribution revenues (e.g., revenues generated on the Company’s own truck distribution) were down $75,000 or 9%, for the six months ended June 30, 2010 when compared to the same period in 2009. Sales have dropped during the current period because of lower volumes at grocery stores and serving accounts. No major accounts have been lost during this period.

National Revenues (e.g., revenues not derived by mail order and direct truck distribution) were up $20,000 or than 2%, for the six months ended June 30, 2010 when compared to sales for the same period in 2009. Increases were generated by the distributors in southern and the central valley of California.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) were down $30,000 or 15%, for the six months ended June 30, 2010 when compared to sales for the same period in 2009. The drop was a result of a slowdown in the Company’s online store volume.

Sales of the Company’s bakery were down $38,000 or 14%, for the six months ended June 30, 2010 when compared to the same period in 2009 because of a decline in customer counts and lower sales dollars per transaction.

Consolidated cost of sales for the six months ended June 30, 2010 were $1,301,227 a decrease of nearly $27,000 or 2% when compared with the cost of sales of $1,328,126 for the same period in 2009. The decrease was attributed to lower wages at both the coffee company and bakery operations.

Consolidated gross margin (gross profit as a percentage of net sales) for the six months ended June 30, 2010 was 37.8%, down 2.3% when compared with gross margin of 40.1% for the same period in 2009. The drop in gross margin is attributed to the higher bean costs at the coffee company and higher raw ingredient costs at the bakery.

Consolidated selling, general and administrative expenses were $807,395 for the six months ended June 30, 2010, a decrease of nearly $13,000 or 1.6%, when compared to selling, general and administrative expenses of $820,376 for the same period in 2009. The decrease was a result of lower wages.

Consolidated depreciation and amortization expenses for the six months ended June 30, 2010 were $46,322 a decline of $2,092 or 4.3%, when compared to depreciation and amortization expenses of $48,414 for the same period in 2009. The decrease is a result of assets that were fully depreciated for the period.

Consolidated interest expense for the six months ended June 30, 2010 was $15,380 a decrease of nearly $3,000 or 16%, when compared to interest expense of $18,300 for the same period in 2009. Total debt has been reduced by $20,271 since December 31, 2009.

As a result of the forgoing items, the Company had a consolidated net loss for the six months ended June 30, 2010 of $82,970 compared to a loss of $6,457 for the same period in 2009. Because of the sales decline, there can be no assurances that the Company will be profitable in any future periods.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, the Company had working capital of $86,696 versus working capital of $157,701 as of December 31, 2009. The decrease in working capital is due primarily to the decrease in current assets of nearly $80,000.

Net cash provided by operating activities was $25,515 for the six months ended June 30, 2010 compared to net cash provided by operating activities for the six months ended June 30, 2009 of $55,542. The decrease in net cash provided by operating activities in the six months of 2010 was principally the result of the increase in the loss of over $76,000.

Cash used in investing activities was $35,945 for the six months ended June 30, 2010 compared to $14,104 used in the same period in 2009. Capital additions for the first six months of 2010 were $7,000 for a new online store, $5,000 for a T-1 communication line, $14,000 for new local area network computer servers and $9,000 for brewing equipment.

Net cash used in financing activities for the six months ended June 30, 2010 was $20,271 compared to net cash used in financing activities of $64,620 during the same period in 2009. The decrease in cash used by financing activities was a result of adding one new lease and drawing down $5,000 of the credit line during the period.

Because of the operating loss, capital acquisitions and repayment of debt, cash at June 30, 2010 declined by over $30,000 from the cash balance at January 1, 2009 and nearly $5,000 from cash at June 30, 2009.

In December 2009, the Company extended a term note with the Savings Bank of Mendocino. This note is for five years and is due on December 1, 2014 with an interest rate of 7.25%. The note is collateralized by the Company’s accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. This note is personally guaranteed by the Company’s majority shareholders. As of June 30, 2010, the balance on the note is $194,923. (See Note 7 of Notes to the Financial Statements)

The Company also has a $25,000 line of credit with the Savings Bank of Mendocino. The credit line is interest only payments renewable annually at 2% over the prime rate with a minimum rate of 6.5% and was renewed in March of 2010. The rate was 6.5% at June 30, 2010 with an outstanding balance on the line of $17,500. The credit line is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. The line of credit is personally guaranteed by the Company’s majority shareholders. (See Note 7 of Notes to Financial Statements)

The Company has an interest-only note for $19,919 payable to the majority shareholders, directors and officers, Joan and Paul Katzeff. The interest-only note bears interest at 12%, with balance due on demand after June 30, 1996 and is uncollateralized. (See Note 7 and Note 11 of Notes to Financial Statements)

At June 30, 2010, the Company had total borrowings of $304,992 including $212,423 owing to the Savings Bank of Mendocino. This compares to total borrowings of $325,263 as of December 31, 2009, including $225,834 outstanding to the Savings Bank of Mendocino.

For long-term debt, see Note 7 and Note 11 of the Notes to Financial Statements. For operating leases, see Note 9 of the Notes to Financial Statements. For real estate leases, see Note 10 and Note 11 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$304,992	$93,240	$156,901	$54,851	$—

Operating Leases	25,049	10,909	13,304	836	—

Real Estate Leases	588,510	161,070	221,040	206,400	—

Total Cash Obligations	$918,551	$265,219	$391,245	$262,087	$—

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010. Based on that evaluation, the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s Disclosure controls over financial reporting during the second quarter of 2010 that have materially affected or are reasonably likely to affect the Company’s internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

-None-

ITEM 1A. RISK FACTORS

We have concerns regarding the current economic situation. The United States and the global economy is experiencing severe instability in the commercial and investment banking systems which likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company’s operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

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

We recently experienced a major fire at our plant and office facility as described in more detail in Note 13 to the Financial Statements. We are assessing the extent of the damage caused by the fire and the expected effect of the fire on our business, operational and financial performance. The amount of loss is unknown at this time. We have resumed our administrative, packaging, tasting and shipping activities at temporary locations and it is uncertain whether and to what extent the Company will rebuild its facility and restore operations to their prior condition. Our operations have bee affected in the near term and we may lose existing customers or have more difficulty attracting new customers as a result, which could in turn affect our revenues and other financial results. We have building, personal property, business interruption and additional expense insurance, however, the full amount that we will be able to recover under this insurance policy is still being determined. Our current insurance is subject to deductibles and coverage limitations, and may not continue to be available to us on acceptable terms. If our existing insurance policy does not adequately cover our losses due to the fire or if we are unable to continue our current insurance policy or obtain new insurance at acceptable cost or on acceptable terms with adequate coverage, we may be exposed to significant liabilities, which may harm our business.

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

12.1 8-K filed June 3, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this Quarterly Report to be signed on it behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Sam Kraynek Sam Kraynek	Chief Executive Officer	August 16, 2010

/s/ Ben Corey-Moran Ben Corey-Moran	President	August 16, 2010

/s/ Sam Kraynek Sam Kraynek	Chief Financial Officer	August 16, 2010