Form 10-Q
period 2010-09-30
THANKSGIVING COFFEE CO INC
filed 2010-11-15
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

On November 12, 2010 the registrant had 1,236,744 shares of Class A common stock, no par value per share, outstanding.

FORM 10-Q

Financial Statements

and Notes to Financial Statements

Thanksgiving Coffee Company, Inc.

For the Nine Months Ended September 30, 2010 and 2009

PART 1. Financial Information

Item 1. Financial Statements

The consolidated financial statements included herein have been prepared by Thanksgiving Coffee Company, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2010 and December 31, 2009, and its results of operations for the three month and nine month periods ended September 30, 2010 and 2009 and its cash flows for the nine month periods ended September 30, 2010 and 2009. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-K

Thanksgiving Coffee Company, Inc.

Balance Sheets

	September 30, 2010 (Unaudited)	December 31, 2009 (See Note 1)
Assets
Current assets
Cash	$285,430	$54,743
Accounts receivable, net of allowance	249,963	245,315
Inventories	242,871	307,192
Prepaid expenses	22,615	28,267

Total current assets	800,879	635,517

Property and equipment
Property and equipment	2,280,433	2,653,539
Accumulated depreciation	(2,047,844)	(2,310,811)

Total property and equipment	232,589	342,728

Other assets
Deposits and other assets	32,352	12,569
Other intangibles, net of amortization	2,289	5,505

Total other assets	34,641	18,074

Total assets	$1,068,109	$996,319

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Balance Sheets

	September 30, 2010 (Unaudited)	December 31, 2009 (See Note 1)
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$395,397	$330,381
Notes payable - bank	52,286	50,568
Notes payable - other	1,277	3,611
Note Payable - shareholders	19,919	31,019
Capital lease obligations	15,598	19,988
Accrued liabilities	71,702	42,249

Total current liabilities	556,179	477,816

Long term debt
Notes payable - bank	146,212	175,266
Notes payable - other	—	325
Capital lease obligations	50,401	44,486

Total long term debt	196,613	220,077

Total liabilities	752,792	697,893

Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(571,099)	(587,990)

Total shareholders’ equity	315,317	298,426

Total liabilities and shareholders’ equity	$1,068,109	$996,319

See accompanying notes to financial statements

Statements of Operations

Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Income
Net sales	$990,273	$1,156,415	$3,083,055	$3,372,188
Cost of sales	600,222	694,227	1,901,449	2,022,353

Gross profit	390,051	462,188	1,181,606	1,349,835

Operating expenses
Selling, general and administrative expenses	366,765	405,585	1,174,160	1,225,961
Depreciation and amortization	21,736	27,830	68,058	76,244

Total operating expenses	388,501	433,415	1,242,218	1,302,205

Operating profit/ (loss)	1,550	28,773	(60,612)	47,630

Other income (expense)
Miscellaneous income/ (expense), net	107,080	982	102,452	(5,232)
Interest expense	(8,769)	(8,849)	(24,149)	(27,149)

Total other income (expense)	98,311	(7,867)	78,303	(32,381)

Profit/ (loss) before income taxes	99,861	20,906	17,691	15,249
Income tax expense	—	—	(800)	(800)

Net profit/ (loss)	$99,861	$20,906	$16,891	$14,449

Profit/ (loss) per share (basic)	$0.081	$0.017	$0.014	$0.012

Profit/ (loss) per share (dilutive)	$0.081	$0.017	$0.014	$0.012

Weighted average number of shares	1,236,744	1,236,744	1,236,744	1,236,744

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

Unaudited

	For the Nine Months September 30,
	2010	2009
Operating activities
Net Income	$16,891	$14,449
Adjustments to reconcile net profit to cash flows from operating activities:
Depreciation and amortization	77,649	83,865
Allowance for bad debts	(252)	508
(Gain) on disposal of assets	(480,000)	—
Proceeds from insurance recovery for losses	555,000	—
(Increase) decrease in:
Accounts receivable	(4,396)	12,131
Inventories	64,321	38,628
Prepaid expenses	5,652	(175)
Deposits and other assets	(19,783)	971
Increase (decrease) in:
Accounts payable	65,016	(39,321)
Accrued liabilities	29,453	23,469

Net cash provided by operating activities	309,551	134,525

Investing activities
Purchases of property and equipment	(39,294)	(33,952)
Proceeds from sale of equipment/disposal	—	—

Net cash (used in) investing activities	(39,294)	(33,952)

Financing activities
Proceeds from notes payable and capital leases	—	—
Repayments of notes payable and capital leases	(39,570)	(100,603)

Net cash (used in) financing activities	(39,570)	(100,603)

Increase (decrease) in cash	230,687	(30)
Cash at beginning of period	54,743	52,144

Cash at end of period	$285,430	$52,114

See accompanying notes to financial statements

	For the nine months ended
	2010	2009
Supplemental Cash Flow Information:

Cash paid for interest:	$24,149	$27,149

Cash paid for income taxes:	$800	$800

Non-cash transaction

Capital lease transaction	$23,712	$—

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

September 30, 2010 and December 31, 2009

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

The interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of results to be expected for the full year.

Concentration of Risk

In the third quarter of fiscal 2010, one customer accounted for 19.5% of the Company’s revenue. The account has purchased from the Company since 1992. The account has serving locations and is a distributor of the Company’s product. A loss of this account or any other large account, or a significant reduction in sales to any of the of the Company’s principal customers, could have an adverse impact on the Company.

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

Fire Damage

The Company has experienced a major fire at its plant and office facility on July 5, 2010. The fire was deemed to be arson. The offices, packaging, tasting room and shipping facility were destroyed. The roasting and warehouse facility, where the Company stored most of its green beans, were not damaged. The Company had building, personal property, business interruption, loss of rent, code upgrades and additional expense insurance. Through September 30, 2010, the Company has received advances of $555,000 from the insurance company. The Company is still in the process of finalizing the total loss from the aspects of the fire and has yet to negotiate on a final settlement.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

September 30, 2010 and December 31, 2009

2. Accounts Receivable

Accounts receivable consist of the following:

	9/30/2010	12/31/2009
Accounts receivable	$256,770	$252,374
Less: allowance for doubtful accounts	(6,807)	(7,059)

Net accounts receivable	$249,963	$245,315

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense (recovery) for the nine months ended September 30, 2010 and 2009 was $(209) and $178 respectively.

3. Inventories

Inventories consist of the following:

	9/30/2010	12/31/2009
Coffee
Unroasted	$126,202	$107,325
Roasted	32,696	71,159
Tea	81	1,393
Packaging, supplies and other merchandise held for sale	83,892	127,315

Total inventories	$242,871	$307,192

4. Property and Equipment

Property and equipment consist of the following:

	9/30/2010	12/31/2009
Equipment	$1,116,707	$1,334,579
Furniture and fixtures	185,160	210,016
Leasehold improvements	456,031	460,729
Transportation equipment	189,669	184,368
Marketing equipment	153,986	166,162
Capitalized website development costs	—	14,076
Property held under capital leases	178,880	283,609

Total property and equipment	2,280,433	2,653,539
Accumulated depreciation	(2,047,844)	(2,310,811)

Property and equipment, net	$232,589	$342,728

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $73,741 and $80,649 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

September 30, 2010 and December 31, 2009

5. Goodwill and Other Intangible Assets

Intangible assets subject to amortization consist of the following:

	9/30/2010	12/31/2009
Leasehold value	$67,000	$67,000
Trademarks	5,127	5,127

Total intangible assets	72,127	72,127
Accumulated amortization	(69,838)	(66,622)

Other intangibles, net of amortization	$2,289	$5,505

Amortization expense for the nine months ended September 30, 2010 and 2009 was $3,907 and $3,216 respectively.

6. Deposits and Other Assets

Included in Deposits and Other Assets are artwork that was developed for the labels for the tea program and long-term deposits.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

September 30, 2010 and December 31, 2009

7. Long Term Debt

Notes Payable	9/30/2010	12/31/2009
Note payable to Savings Bank of Mendocino, payable in monthly installments of $4,309 plus interest at 7.25% renewed December 1, 2009, final payment is due on December 1, 2014. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders.	$185,497	$213,334

Line of credit to Savings Bank of Mendocino, payable in monthly installments of interest only at 2% over prime rate renewed March16, 2010 with a minimum rate of 6.5% (6.50% at September 30, 2010). The note payable for the line of credit is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders.The line is for a maximum of $25,000 and $13,000 has been used as of September 30, 2010.	13,000	12,500

Note payable to majority shareholders, Paul and Joan Katzeff, uncollateralized, payable in monthly installments of $2,000 plus interest at 12% paid monthly, due on June 15, 2010 .	—	11,100

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996.	19,919	19,919

Note payable to Chrysler Financing, payable in monthly installments of $329, including interest at 15.492%, collateralized by a vehicle, final payment due on January 24, 2011	1,277	3,936

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

September 30, 2010 and December 31, 2009

Capital Lease Obligations
	9/30/2010	12/31/2009
Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $621, including interest at 14.32%, collateralized by equipment, final payment due on September 8, 2014.	22,614	25,599

Note payable to Bank of the West payable in monthly installments of $489, including interest at 12.69%, colateralized by equipment, final payment due on May 1, 2013	13,217	16,201

Note payable to BSB Leasing payable in monthly installments of $285, including interest at 15.89%, colateralized by equipment, final pament due June 2, 2012	7,151	9680

Note payable to Marlin Leasing payable in monthly installments of $544, including interest at 17.17%, collateralized by equipment, final payment due on March 1, 2010.	—	2,619

Note payable to Marlin Leasing payable in monthly installments of $428, including interest at 18.00%, collateralized by equipment, final payment due on June 1, 2010.	—	2,830

Note payable to BSB Leasing paable in monthly installments of $390, including interest at 14.30% collateralized by equipment, final payment due on June 2, 2012	5197	7,021

Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $533, including interest at 22.24%, collateralized by equipment, final payment due on January 10, 2010	—	524

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

September 30, 2010 and December 31, 2009

7. Long Term Debt (continued)

Capital Lease Obligations	9/30/2010	12/31/2009
Note payable to Bank of the West payable in monthly installments of $427, including interest at 11.83%, collateralized by equipment, final payment due on April 1, 2015.	$17,821	$—

	285,693	325,263
Less current portion	(89,080)	(105,180)

Long term portion of notes payable	$196,613	$220,077

Interest paid for the nine months ended September 30, 2010 and 2009 was $24,149 and $27,149, respectively.

As of September 30, 2010, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Years Ending September 30,
2011	$89,080
2012	76,748
2013	59,251
2014	54,851
Thereafter	5,763
—

$285,693

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

September 30, 2010 and December 31, 2009

8. Income Taxes (continued)

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance as of September 30, 2010 are as follows:

Period Ending	Estimated NOL Carryforward Less Temporary Differences	NOL Expires	Benefit From NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
September 30, 2010
Federal	$11,416	2017	$1,712	$(1,712)	$(1,712)	$—
	128,576	2018	19,286	(19,286)	(19,286)	—
	96,867	2023	14,530	(14,530)	(14,530)	—
	49,714	2024	7,457	(7,457)	(7,457)	—
	125,700	2026	18,855	(18,855)	(18,855)	—
	63,303	2028	9,495	(9,495)	(9,495)	—
	83,917	2030	12,588	(12,588)	(12,588)	—

	$559,493		$83,923	$(83,923)	$(83,923)	$—

						—
State	$5,881	2018	$520	$(520)	$(520)	$—
	67,858	2029	5,999	(5,999)	(5,999)	—
	86,509	2030	7,647	(7,647)	(7,647)	—

	$160,248		$14,166	$(14,166)	$(14,166)	$—

Income taxes at the expected statutory rate are reconciled to the Company’s actual income taxes as follows:

2010
Tax (benefit) at federal statutory rate	(15.00)%
State tax (benefit) net of federal benefit	(7.50)
Non-taxable differences	1.10
Temporary differences	(0.98)
Valuation allowance	23.32

Tax provision - effective rate	0.94

Income taxes paid for the nine months ended September 30, 2010 and the year ended December 31, 2009 were $800 and $800 respectively.

9. Operating Leases

The Company leases some office equipment under noncancelable operating leases with terms ranging from three to five years.

As of September 30, 2010, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

September 30, 2010 and December 31, 2009

9. Operating Leases (continued)

Years Ending September 30,
2011	10,909
2012	6,652
2013	6,652
2014	836

$25,049

Total operating lease payments for the nine months ended September 30, 2010 and 2009 was $8,182 and $9,393, respectively.

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

The Company also leases a bakery establishment in Mendocino, California under operating leases expiring September 30, 2011. The lease provides for monthly rental payments of approximately $5,000.

As of September 30, 2010, minimum future rental payments under noncancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years Ending September 30,
2011	$160,200
2012	103,200
2013	103,200
2014	103,200
2015	43,000

$512,800

11. Related Party Transactions

As of September 30, 2010, the Company has an interest only note payable totaling $19,919, due on demand, to Paul and Joan Katzeff, (the Company’s majority shareholders, directors and officers). In addition, the Company had a note payable to Paul and Joan Katzeff that was paid as of June 30, 2010. The outstanding loan is uncollateralized and requires monthly payments of interest only at 12% per annum and is due on

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

September 30, 2010 and December 31, 2009

11. Related Party Transaction (continued)

demand after June 30, 1996. The Company also leases properties from its majority shareholders.

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the nine months ended September 30, 2010, is as follows:

Interest payments	$2,464
Rent payments	$77,400
Principal payments	$11,100

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

Selected financial data by business segment

	9/30/2010	9/30/2009
Net Sales

Specialty Coffee	$2,721,121	$2,947,000
Bakery	396,006	464,876

Total	$3,117,127	$3,411,876

Intersegment Sales

Specialty Coffee	$34,072	$39,688

Total Sales	$3,083,055	$3,372,188

Operating Income/(Loss)

Specialty Coffee	$10,015	$96,985
Bakery	(70,627)	(49,355)

Total	$(60,612)	$47,630

Depreciation and Amortization

Specialty Coffee	$50,395	$58,428
Bakery	17,663	17,816

Total	$68,058	$76,244

Interest Expense

Specialty Coffee	$22,424	$24,790

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

September 30, 2010 and December 31, 2009

12. Information on Business Segments (continued)

Interest Expense (continued)	9/30/2010	9/30/2009

Bakery	1,725	2,359

Total	$24,149	$27,149

	9/30/2010	12/31/2009
Assets

Specialty Coffee	$982,287	$890,709
Bakery	85,822	105,610

Total	$1,068,109	$996,319

Fixed Assets

Specialty Coffee	$176,559	$274,988
Bakery	56,030	67,740

Total	$232,589	$342,728

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

The Company has a revolving line of credit for $25,000 of which $13,000 is currently outstanding and a term debt facility of $185,498 with the Savings Bank of Mendocino. The term debt is a five-year note due December 1, 2014 and the line of credit is renewed annually. If the credit line should not be renewed, the stability of the Company’s business would be in question. “See Liquidity and Capital Resources.”

The Company sustained a major fire to its packaging, offices, tasting room and shipping facility on July 5, 2010. Because of the fire, sales for the month of July, 2010 were approximately 60% of projected monthly volume. In August and September of 2010, sales were approximately 90% of projected volume. The Company is currently packaging its product by hand and also using other roasters to package its retail 12 ounce packages of regular and its flavored coffees. Although there have been no loses of major customers, there can be no assurances that the Company will be able to sustain even its current level of sales.

Results of Operations

Three months ended September 30, 2010 versus September 30, 2009

Consolidated	Increase (Decrease)	Percent Change
Net Sales	$(166,142)	(14.4)%
Cost of Sales	(94,005)	(13.5)%
Gross Margin %	(.6)%	(1.5)%
Selling, G&A Expense	(38,820)	(9.6)%
Depreciation And Amortization	(6,094)	(21.9)%
Interest Expense	(80)	(.9)%
Net Income (Loss)	78,955	—%

Consolidated net sales for the three months ended September 30, 2010 were $990,273, down 14.4%, or over $166,000 when compared with net sales of $1,156,415 for the same period in fiscal 2009.

Distribution revenues (e.g., revenues generated on the Company’s own truck distribution) were down $60,000 or 12% for the three months ended September 30, 2010, when compared with distribution sales for the same period in 2009. The decline was a result of the Company being closed for the first two weeks in July 2010 because of the fire. During the balance of the month, the Company was producing bulk coffee but did not begin sales of its packaged coffee until August, 2010. As a result, its supermarket business dropped during this quarter. The Company is packaging some of its 12 ounce packs at its facility and utilizing other roasters facilities to package the remaining amounts.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were down $40,000, or 10% for the three months ended September 30, 2010 when compared to national sales for the same period in 2009. The decrease is attributed to the Company not operating the first two weeks of July as noted above.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) decreased $30,000, or 25% for the three months ended September 30, 2010 when compared to mail order sales for the same period in 2009. The decrease was attributable to the lack of operations in the first two weeks of July and hand packing of the 12 ounce packages.

Sales of the Company’s bakery were down $35,000 for the three months ended September 30, 2010 when compared to bakery sales for the same period in 2009. Lower customer counts and lower sales dollars per transaction contributed to the decline. The fire did not affect the bakery operations.

Consolidated cost of sales for the three months ended September 30, 2010 were $600,222 down 13.5%, or over $94,000 when compared with the cost of sales of $694,227 for the same period in 2009. This decrease was a result of lower volume because of the fire and lower wages for the bakery operations.

Consolidated gross margin percentage (gross profit as a percentage of net sales) for the three months ended September 30, 2010 was 39.4%, down .6 % when compared with gross margin of 40% for the same period in 2009.

Consolidated selling, general and administrative expenses were $366,765 for the three months ended September 30, 2010, a decrease of 9.6% or nearly $39,000 when compared with the selling, general and administrative expenses of $405,585 for the same period in 2009. The decreases were a result of lower wages of $27,000, a drop in travel expenses of $8,000 and lower commissions of $5,000 because of lower sales for the quarter.

Consolidated depreciation and amortization expenses for the three months ended September 30, 2010 were $21,736, a nearly 22% decrease, or over $6,000, when compared to depreciation expense of $27,830 for the same period in 2009.

Consolidated interest expense for the three months ended September 30, 2010 was $8,769, a .9% decrease compared with interest expense of $8,849 for the same period in 2009. Total debt is $285,693 at September 30, 2010 versus $325,263 at December 31, 2009.

Consolidated miscellaneous income for the three months ended September 30, 2010 was $107,080 a $106,000 increase from miscellaneous income of $982 last year. The increase in other income is the result of advances from the insurance company over the expenses incurred by the Company through September 30, 2010.

As a result of the foregoing factors, the Company had a consolidated net profit of $99,861 for the three months ended September 30, 2010, compared to a profit of $20,906 for the same period in 2009. Because of the sales declines higher green bean expenses and the unresolved claim with the insurance carrier, there can be no assurances that the Company will be profitable in future periods.

Nine Months ended September 30, 2010 versus September 30, 2009:

Consolidated	Increase/(Decrease)	Percent Change
Sales	$(289,133)	(7.6)%
Cost of Sales	(120,904)	(6.0)%
Gross Margin	(1.7)%	(4.2)%
Selling G & A Expense	(51,801)	(4.2)%
Depreciation and Amortization	(8,186)	(10.7)%
Interest Expense	(3,000)	(11.0)%
Net Income/(Loss)	2,442	16.9%

Consolidated net sales for the nine months ended September 30, 2010 were $3,083,055 a decrease of over $289,000 or 7.6%, when compared to sales of $3,372,188 for the same period in 2009.

Distribution revenues (e.g., revenues generated on the Company’s own truck distribution) were down $130,000 or 10%, for the nine months ended September 30, 2010 when compared to the same period in 2009. Sales have dropped during the current period because of lower volumes at grocery stores and serving accounts and the fire that resulted in reduced sales for July, August and September. No major accounts have been lost during this period.

National Revenues (e.g., revenues not derived by mail order and direct truck distribution) were down $29,000 or 2%, for the nine months ended September 30, 2010 when compared to sales for the same period in 2009. The decrease was a result of the fire that limited our production capability especially in July.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) were down $60,000 or 20%, for the nine months ended September 30, 2010 when compared to sales for the same period in 2009. The drop was a result of a slowdown in the Company’s online store volume and the fire in July which has limited the Company’s ability to produce its 12 ounce packages.

Sales of the Company’s bakery were down $70,000 or 15%, for the nine months ended September 30, 2010 when compared to the same period in 2009 because of a decline in customer counts and lower sales dollars per transaction.

Consolidated cost of sales for the nine months ended September 30, 2010 were $1,901,449 a decrease of nearly $121,000 or 6% when compared with the cost of sales of $2,022,353 for the same period in 2009. The decrease was attributed to lower wages at both the coffee company and bakery operations and the lower sales volume primarily as a result of the fire in July.

Consolidated gross margin (gross profit as a percentage of net sales) for the nine months ended September 30, 2010 was 38.3%, down 1.7% when compared with gross margin of 40% for the same period in 2009. The drop in gross margin is attributed to the higher bean costs at the coffee company and higher raw ingredient costs at the bakery coupled with lower volume.

Consolidated selling, general and administrative expenses were $1,174,160 for the nine months ended September 30, 2010, a decrease of nearly $51,801 or 4.2%, when compared to selling, general and administrative expenses of $1,225,961 for the same period in 2009. The decrease was a result of lower wages of $40,000, lower travel expenses of $5,000 and lower commissions of $8,000 because of the drop in volume.

Consolidated depreciation and amortization expenses for the nine months ended September 30, 2010 were $68,058 a decline of over $8,000 or 10.7%, when compared to depreciation and amortization expenses of $76,244 for the same period in 2009. The decrease is a result of assets that were fully depreciated for the period.

Consolidated interest expense for the nine months ended September 30, 2010 was $24,149 a decrease of $3,000 or 11%, when compared to interest expense of $27,149 for the same period in 2009. Total debt has been reduced by nearly $40,000 since December 31, 2009.

Consolidated miscellaneous income for the nine months ended September 30, 2010 were $102,452 or $107,684 higher when compared to miscellaneous expenses of $5,232 for the same period in 2009. Increases in miscellaneous income this year was a result of insurance company advances over the losses the Company has incurred through September 30, 2010.

As a result of the forgoing items, the Company had a consolidated net profit for the nine months ended September 30, 2010 of $16,891 compared to a profit of $14,449 for the same period in 2009. Because of the sales decline, increases in green beans and the unresolved claim with the insurance carrier, there can be no assurances that the Company will be profitable in any future periods.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, the Company had working capital of $244,700 versus working capital of $157,701 as of December 31, 2009. The increase in working capital is due primarily to the increase in cash which are advances from the insurance company from various fire coverages that were offset by lower inventory and higher payables.

Net cash provided by operating activities was $309,551 for the nine months ended September 30, 2010 compared to net cash provided by operating activities for the nine months ended September 30, 2009 of $134,525. The increase in net cash provided by operating activities in the nine months of 2010 was principally the result of income from the advances from the insurance company relating to the Company’s fire coverage.

Cash used in investing activities was $39,294 for the nine months ended September 30, 2010 compared to $33,952 used in the same period in 2009. Capital additions for the first nine months of 2010 were $7,000 for a new online store, $5,000 for a T-1 communication line, $14,000 for new local area network computer servers and $13,000 for brewing equipment.

Net cash used in financing activities for the nine months ended September 30, 2010 was $39,570 compared to net cash used in financing activities of $100,603 during the same period in 2009. The drop in cash used in financing activities was a result of the payoff of a number of leases and loans during the last twelve months.

Because of the cash advances from the insurance company and a reduction in cash used in financing activities, cash at September 30, 2010 increased by $230,687 from the cash balance at January 1, 2009 and $233,316 from cash at September 30, 2009.

In December 2009, the Company extended a term note with the Savings Bank of Mendocino. This note is for five years and is due on December 1, 2014 with an interest rate of 7.25%. The note is collateralized by the Company’s accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. This note is personally guaranteed by the Company’s majority shareholders. As of September 30, 2010, the balance on the note is $185,498. (See Note 7 of Notes to the Financial Statements)

The Company also has a $25,000 line of credit with the Savings Bank of Mendocino. The credit line is interest only payments renewable annually at 2% over the prime rate with a minimum rate of 6.5% and was renewed in March of 2010. The rate was 6.5% at September 30, 2010 with an outstanding balance on the line of $13,000. The credit line is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. The line of credit is personally guaranteed by the Company’s majority shareholders. (See Note 7 of Notes to Financial Statements)

The Company has an interest-only note for $19,919 payable to the majority shareholders, directors and officers, Joan and Paul Katzeff. The interest-only note bears interest at 12%, with balance due on demand after June 30, 1996 and is uncollateralized. (See Note 7 and Note 11 of Notes to Financial Statements)

At September 30, 2010, the Company had total borrowings of $285,693 including $198,498 owing to the Savings Bank of Mendocino. This compares to total borrowings of $325,263 as of December 31, 2009, including $225,834 outstanding to the Savings Bank of Mendocino.

For long-term debt, see Note 7 and Note 11 of the Notes to Financial Statements. For operating leases, see Note 9 of the Notes to Financial Statements. For real estate leases, see Note 10 and Note 11 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$285,693	$89,080	$135,999	$60,614	$—
Operating Leases	25,049	10,909	13,304	836	—
Real Estate Leases	512,800	160,200	206,400	146,200	—
Total Cash Obligations	$823,542	$260,189	$355,703	$207,650	$—

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange act of 1934, as amended, is accumulated and communicated to our management including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2010, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation our disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Sam Kraynek	Chief Executive Officer	November 15, 2010
Sam Kraynek

/s/ Ben Corey-Moran	President	November 15, 2010
Ben Corey-Moran

/s/ Sam Kraynek	Chief Financial Officer	November 15, 2010
Sam Kraynek