Form 10-K
period 2010-12-31
THANKSGIVING COFFEE CO INC
filed 2011-03-31
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 12/31/2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant’s stock is generally illiquid and there have been few trades in recent years. There have been three trades in the registrant’s Common Stock since 1999. In June 2004, 750 shares were traded at $4.50 per share. In December 2005, 400 shares were traded at $2.00 per share. In October 2007, Paul Katzeff, a director and former Chief Executive Officer of the registrant, purchased 70 shares for $2.104 per share. See “Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” The approximate aggregate market value of the common equity held by non-affiliates of the registrant as of March 26, 2011, using the October 2007 trading price, was $568,383.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 26, 2011
Common Stock, no par value	1,236,744 shares

DOCUMENTS INCORPORATED BY REFERENCE

PART I

ITEM 1.	BUSINESS

When we refer to “we,” “our,” “us” or “Company” in this Annual report on Form 10-K, we mean the Thanksgiving Coffee Company, Inc.

FORWARD LOOKING INFORMATION

In addition to historical information, this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “would,” “should,” “could,” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These statements relate to, among other things, possible expansions into new and existing markets and trends in the operations of “Company”. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green coffee beans, continuing competition within the Company’s markets, variances from budgeted sales mix and growth rate, consumer acceptance of the Company’s products, inability to secure adequate capital to fund its operating expenses and working capital requirements, inability to sell the Company’s bakery, inability to increase prices for the Company’s products, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement the Company’s sales goals, natural disasters, civil unrest in countries which produce coffee, weather and other risks identified herein. We do not intend, and undertake no obligations, to update any of our forward-looking statements after the date of this annual report to reflect actual results of future events or circumstances. Given these risks and circumstances, readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this annual report.

GENERAL

For 39 years the Company has purchased and roasted high quality coffee beans and marketed them to the specialty coffee market. The Company buys green coffee beans (which are the color of coffee beans before they are roasted) through six main importers.

The Company was incorporated as a California corporation on May 10, 1982. Prior to that time, the Company was operated as a partnership.

The Company retails over 100 varieties of its coffee through its own distribution system and through outside distributors in the Northern California market. In other parts of the nation, the Company distributes its products either directly to retailers or through brokers and distributors. The Company also markets directly to consumers through both print and electronic media. It publishes flyers that feature most of the Company’s coffee products, in addition to complementary products and accessories of third parties. The same product offerings are made on the Company’s Internet web site. The Company also markets its coffee products in its retail bakery (the “Bakery”), located in Mendocino, California.

In October 1996, the Company completed its initial public offering of shares of its Common Stock. As of March 26, 2011, 1,323 non-affiliated shareholders (shareholders who are not officers, directors, 5% or greater holders of the Company’s Common Stock or affiliates of the Company) held shares of the Company’s Common Stock, representing approximately 21.9% of the outstanding shares.

PRODUCTS

Coffee. The Company roasts a wide variety of whole bean caffeinated, decaffeinated, flavored, blended and unblended coffees. With the exception of its high-caffeinated coffee, the Company roasts only high quality Arabica beans with a focus on organic, shade grown and fair- traded beans (these are coffees where a floor price has been established). Arabica beans are grown at high altitudes where the cooler climate results in slow growth and usually higher quality. In addition to its current line of classic specialty and single origin coffees produced by local farmer cooperatives from over 20 countries, the Company is producing custom products for the American Birding Association and the Dian Fossey Gorilla Fund International under exclusive contracts and private-label products for over 100 retail and serving accounts. The Company has the ability to have products custom packaged and blended for retailers and serving accounts.

Complementary products. The Company sells a wide variety of complementary coffee products and accessories, such as coffee makers, grinders, thermal carafes, books, T- shirts, mugs, compact discs and chocolate covered espresso beans.

The Company sells its coffees through a multi-channel distribution network consisting of wholesale distribution operations, the Bakery and direct marketing operations. The Company offers complementary products through all of these channels of distribution. Complementary products are purchased from third party vendors on an as-needed basis and resold to the Company’s customers. The Company generally provides its wholesale customers with brewing, grinding and related equipment (leased from third party leasing companies) and product displays (designed and manufactured by the Company) at no charge if predetermined sales volumes are reached.

Of the total fiscal 2010 revenues of $4,153,409, 86.6% were from roasted coffee, 12.4% were from the Bakery, 1% was from resale items.

COFFEE INDUSTRY

Total sales of coffee in the United States were expected to grow by a compounded rate of 6.9% from 2005 to 2010, reaching $48.2 billion by 2010, according to the U.S. Market for Coffee and Ready-to-Drink Coffee, a report from market research publisher Packaged Facts. According to the National Coffee Association of USA, Inc. coffee now surpasses soft drinks as the most popular beverage after water. Daily coffee drinking, according to their study, is up for the fourth year in a row with younger drinkers dominating the increases.

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

According to a 2009 survey of Lifestyles of Health and Sustainability Consumer Trends Database by the Natural Marketing Institute, 60% of U.S. adults would more likely purchase products of companies that are mindful of the impact their product has on the environment and society. In the study, 57% of the consumers are more loyal to companies that are socially responsible and 52% said they would recommend the food products of these companies to their friends. More that 38% of the respondents said they would pay more to buy products of socially responsible companies. In the book “The Better World Shopping Guide” by Ellis Jones, the Company is listed as an “A+” producer because of its environmental and socially responsible practices and is listed as a “Corporate Hero” in the coffee segment of the book for consumers. Even in today’s difficult economy, 34% of Americans are more likely to buy environmentally responsible products and another 44% indicate their environmental habits have not changed as a result of the economy according to the results of a 2009 study by Cone Consumer Environmental Survey.

As a backlash to free trade, fair trade has gained the attention of consumers in this country. Fair Trade USA, a certification agency, reports that 133 million pounds of fair trade coffee were certified fair trade in 2010, a 33% increase over 2009. Although still a small percentage of the total coffee market, sales of fair trade coffee in the specialty market is growing at a faster rate according to Fair Trade USA. Fair Trade USA reports that sales of all fair trade products increased 24% in 2010.

Today, fair trade coffee is roasted by over 300 U. S. companies and sold at thousands of retail outlets. Dunkin Donuts, the number one U.S. retailer of coffee by the cup, has rolled out a fair trade espresso line of drinks. Even Starbucks, the largest specialty coffee company in the United States, is targeting to serve 10% of their coffee with fair trade product.

Coffee is traded on the New York Coffee Sugar and Cocoa Exchange. Market price for coffee on the New York Coffee Sugar and Cocoa Exchange has doubled since June 2010 and is near the high levels that were reached in 1997. The difference between this increase and the one in 1997 according to a report of J. Ganes Consulting is that the availability of washed Arabica coffee in producer countries has become limited. This is reflected in premiums being commanded in the cash market for better grades at a time when prices are already at highs by historic standards. According to the report, this situation is caused by lack of supply on hand in producing countries and the increase in world demand for coffee especially in emerging markets of China and India. The report states that it is not known when the supply of green coffee will meet with demand and as a consequence, the market could continue to move higher. If the Company cannot offset the increase in green bean pricing with the higher prices, it would have a negative impact on the Company’s revenues.

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

2. Wholesale Delivery by Other Means. This sales method includes accounts that are serviced by UPS or other common carriers. Delivery is made to over 500 accounts that span a most of the United States with the concentration of accounts in California. This method is either handled direct, via broker or by a distributor.

3. Direct Marketing. This sales method includes accounts serviced through catalogue or online programs.

4. Retail. This sales method consists of servicing the consumer through the Bakery.

The first three sales methods are part of the Company’s specialty coffee and the fourth sales method comprises the Company’s Bakery segment. See Note 12 to the “Notes to Financial Statements” included in this annual report.

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

The Company believes that its relationship with the American Birding Association and its marketing of Song Bird Coffee have distinguished the Company’s role and image in the marketplace. Song Bird Coffee sales represented 7% of the Company’s total sales in 2010.

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

Fair Trade Coffee. Since 2000, the Company has worked in partnership with Fair Trade USA, and has adopted a fair trade label that distinguishes this product from its other offerings. The fair trade certification program was born in Europe in recognition of the need for small farmers to receive a fair price for their crop to enhance their economic viability. The green coffee market generally takes into consideration only the supply and demand in establishing price. It does not recognize the farmers’ cost factors and the need for a return for the small farmer to survive.

In addition to paying a floor price (for coffee purchased from cooperatives in the Fair Trade USA program) which is currently set at $0.10 per pound above the coffee commodity price of the New York Commodity Exchange, the Fair Trade USA program works only with democratically-run cooperatives which are the recipients and disbursers of additional funds. With this program, the layers of middlemen are cut, so that the cooperative is generally dealing directly with a green coffee broker or the roaster itself. The cooperative also provides a source of low cost credit for farmers who cannot generally get bank credit because of the risks in their business. In addition, most of these farmers grow their coffee in the shade of taller forest canopies, providing habitat for songbirds.

The Company believes that this niche provides a potential opportunity for growth. The Company provides educational programs, tastings and brochures to familiarize the public with the fair trade theme. The Company’s sales of fair trade certified coffee in 2010 were over $1,000,000.

Rwanda Coffee. The Company entered into an exclusive arrangement with the Dian Fossey Gorilla Fund International and the Dukunde Kawa Coop in 2004. This association combines the elements of environmental sensitivity by helping to prevent poaching of the last remaining mountain gorillas and promoting economic sustainability to the Rwandan coffee farmer by selling Gorilla Fund Coffee. The Company pays Fair Trade prices to the Dukunde Kawa Coop and donates between 50 cents and $1.00, depending on distribution method, to the Dian Fossey Gorilla Fund International. Sales of the Company’s Gorilla Fund Coffee help ensure that fair prices are paid to Rwandan coffee farmers, reduce pressure on the forest’s resources, support health and education advances in Rwanda and assist the Dian Fossey Gorilla Fund International operate projects intended to save the mountain gorillas. This is a positive collaboration between producers and consumers, punctuated by a fair and equitable distribution of the value of raw coffee as it is converted to a value-added beverage. Our Gorilla Fund coffee sales in 2010 were $60,000.

Peace Coffee. In 2005, the Company began working with a cooperative in Uganda called Mirembe Kawomera or “delicious peace” coffee. The cooperative is comprised of a group of 700 small scale farmers and their families who grow high quality Arabica coffee on the slopes of Mt. Elgon in Mbale, Uganda. They are made up of Jewish, Christian and Muslim faiths all working together to promote peace and harmony while harvesting excellent fair-trade certified coffee. The Company has been visiting synagogues, churches and mosques to promote the Mirembe Kawomera coffee. Our Peace coffee sales in 2010 were $175,000.

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

Single Origin. Beginning in February, 2009, the Company introduced a new product line of single-origin coffees. Each product features unblended single-origin coffees representing cooperatives in micro-regions within country of origin specification. As such, this line represents the Company’s efforts to localize the presentation of its coffees and offer its customers a chance to explore the taste of specific appellations and their signature flavor profiles.

The line represents coffees that are sourced directly by the Company and features exclusively fair trade and certified organic coffees. Each package features a photograph from the producing community as well as specifications such as altitude, varietal bean, processing method and producer data.

The Company now features over twelve single-origin coffees, representing the farmers and communities who produce its coffee. Sales volume for this line was over $300,000 for 2010.

There can be no assurances that any of the Company’s programs will be successful to increase sales, gross margin or profitability.

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

The Company believes its long-term relationships with many cooperatives in the various growing regions where it buys coffee and with coffee bean brokers provide adequate sources of supply of high-quality green beans to meet the Company’s needs for the foreseeable future. However, a worldwide supply shortage of the high quality Arabica coffees the Company purchases, the loss of one or more of these broker relationships or a shortage of organic, fair trade and shade grown beans, in particular, could have an adverse impact on the Company. See also “Coffee Industry.”

CUSTOMERS

In 2010, one customer accounted for 18.8% of the Company’s total revenue. This customer is a distributor of the Company’s products and also resells the Company’s products through its serving locations. A loss of this account or any other large account, or a significant reduction in sales to any of the Company’s principal customers, could have an adverse impact on the Company. See “Management’s Discussion and Analysis.”

CURRENT ECONOMIC ENVIRONMENT

We have concerns regarding the current economic situation. The United States continues with high unemployment and slow economic growth. The price of coffee on the New York Coffee Sugar and Cocoa Exchange has doubled since June of 2010. The unemployment rate for the Mendocino County continues to be above the national average. All of these factors could have a significant effect on the Company’s ability to be profitable.

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

Our coffee roasting facility is subject to state and local air-quality and emissions regulations. If we encounter difficulties in obtaining any necessary licenses or complying with these laws and regulations our ability to produce any of our roasted products would be severely limited. We believe that we are in compliance in all material respects with all such laws and regulations and that we have obtained all material licenses that are required of our business.

EMPLOYEES

As of December 31, 2010, the Company had twenty-four full-time employees and sixteen part-time employees.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company and are not required to provide information required by this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We are a smaller reporting company and are not required to provide information required by this item

ITEM 2.	PROPERTIES

The executive offices of the Company occupy approximately 14,500 square feet at 19100 South Noyo Harbor Drive, Fort Bragg, California 95437, which address also includes a warehouse and the capacity for manufacturing operations. The Company leases an additional 1,626 square feet of storage space on the Fort Bragg waterfront. These facilities are currently being leased for a ten-year term under a lease signed on November 1, 2005 at a rate of approximately $8,600 per month from Joan and Paul Katzeff, who are founders, principal shareholders, officers and directors of the Company. The Company believes this lease represents an arms-length rate and arms-length terms for comparable space in the Fort Bragg area. The lease rate has remained the same for the last fourteen years. See Item 13 “Certain Relationships and Related Party Transactions, and Director Independence” and Notes 10 and 11 to the “Notes to Financial Statements” included in this annual report.

The Company experienced a major fire at its plant and office facility on July 5, 2010. There were no reported injuries. The fire was deemed by the Mendocino County Sheriff’s office to be arson. As a result of the fire, the Company’s offices, packaging, tasting room and shipping facility were destroyed. However the Company’s roasting and warehouse facility, where the Company stored most of its green beans, were not damaged. The Company has resumed its administrative, packaging, tasting and shipping activities, but it is uncertain to what extent the Company will rebuild its facility and restore operations to their prior condition. The Company expects that a portion of the loss resulting from the fire will be covered by it current building, personal property, business interruption, loss of rent, code upgrades and additional expense insurance. Through December 31, 2010, the Company has received advances of $805,000. The full amount that the Company will be able to recover under this insurance policy is still being determined. Up to the first $1,000 of the loss will be borne by the Company as a deductible per the terms of the policy.

The Bakery, located at 10438 Lansing Street in Mendocino, California, is approximately 1,617 square feet and is leased from an unaffiliated third party. The Company currently pays rent of approximately $4,880 per month for the Bakery pursuant to a lease that expires September 30, 2011.

While the Company believes that its current facilities are adequate for its current and expected operations, it may become necessary to lease or acquire additional or alternative space in the future.

ITEM 3.	LEGAL PROCEEDINGS

No material legal matters in which the Company is a party or of which its property is the subject are pending at this time.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Trades in the Company’s Common Stock are made through Mutual Securities, Inc., in Ukiah, California, an order matching service. No established public trading market exists for the Company’s Common Stock. The Company’s Common Stock is not listed on any exchange or the automated quotation system.

The Company is aware of four trades in 1999 with respect to the Company’s Common Stock. The average price of these transactions as reported by Mutual Securities was $4.74 per share. The first three trades were for a total of 2,200 shares at $5.00 per share and took place in the first three quarters of 1999. The last trade for 150 shares took place in the last quarter of 1999 and was for $1.00 per share. No trades took place in 2000, 2001, 2002 or 2003. The Company is aware of one trade in June 2004 for 750 shares of the Company’s Common Stock at $4.50 per share and one trade in December 2005 for 400 shares of the Company’s Common Stock at $2.00 per share. In October 2007, Paul Katzeff, a director and former Chief Executive Officer of the Company, purchased 70 shares of the Company’s Common Stock at $2.104 per share. No trades have been reported in 2008, 2009 or 2010.

Holders. As of March 26, 2011, there were approximately 1,326 holders of record of the Company’s Common Stock.

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

Recent Sales of Unregistered Securities. No sales of the Company’s equity securities were made by the Company during the past three fiscal years.

Company Purchases of its Equity Securities. No purchases of the Company’s equity securities were made by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) during the fiscal year ended December 31, 2010.

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

SUMMARY

Sales of the Company’s products have continued to erode over the last five years, primarily due to declines in the direct distribution sales method of the Company’s business (i.e., delivery by Company truck). Additional competition, customers that have gone out of business, and customers that have begun roasting coffee beans for their own use have all had a negative impact on the Company’s sales. The Company has tried a number of strategies that have not proven effective in abating these declines. The Company has changed its method of distribution to rely less on direct distribution by Company owned or leased trucks in favor of using independent distributors or shipping direct (via UPS or other common carrier). This change did result in a reduction in expenses. Although the Company was profitable in 2010, it was a result of gains from insurance advances and not an increase in volume. If the Company cannot reverse the decline in its sales volume and or reduce the operating costs at the Bakery, it may not be able to achieve profitability in future years.

The Company pays substantially more for its coffee beans than the market price, because of quality, organic nature of many of its lines and the fact that it uses fair-traded coffees. Coffee prices have increased significantly during the latter half of 2010 as a function of increased demand and a reduction of supply. If the rise in green bean prices should continue as a consequence of inclement weather in a major producing area or any other event that affects coffee pricing and the company cannot offset the increases with higher prices, it would have a negative impact on the Company and its margins.

The Company has a revolving line of credit and a term debt facility with the Savings Bank of Mendocino. The term debt was extended another five years on December 1, 2009 and is due December 1, 2014. The credit line is renewed annually and was extended until April, 2011 and is renewed annually. If the credit line should not be renewed, the stability of the Company’s business would be in question. “See Liquidity and Capital Resources.”

The Company sustained a major fire at its packaging, offices, tasting room and shipping facility on July 5, 2010. The roasting area and the Company’s warehouse were not damaged. Because of the fire, sales for the month of July 2010 were approximately 60% of projected monthly volume. Subsequent month’s sales were approximately 90% of projected volume. The Company is currently packaging and shipping its products in its warehouse facility. Although there have been no loses of major customers due to the fire to date, the Company has experienced some difficulty in producing all of its line of bulk and packaged coffees, and there can be no assurances that the Company will be able to sustain even its current level of sales.

RESULTS OF OPERATIONS

2010 Compared to 2009

Consolidated	$ Inc/(Dec)	% Inc/(Dec)
Net Sales	$(423,309)	(9.2)%
Cost of Sales	$(151,432)	(5.5)%
Gross Margin	(2.6%)	(6.5)%
Selling, G & A Expense	$(64,818)	(4.0)%
Depreciation and Amortization	$(14,115)	(13.7)%
Other Income/ (Expense)	$307,705	—%
Net Income/ (Loss)	$114,761	267.5%

Revenues. Consolidated net sales for the year ended December 31, 2010 were $4,153,409, down 9.2% or over $423,000 when compared to sales of $4,576,718 for the year ended December 31, 2009.

Distribution revenues (e.g., revenues generated on the Company’s truck distribution) were down nearly 7.7%, or nearly $140,000 for twelve months ended December 31, 2010 when compared to the same period in 2009. The decline in distribution revenues was a result of the fire which caused the Company to lose volume in July 2010 and have reduced volume in the remainder of the year.

National revenues (e.g., revenues not derived by mail order and direct delivery distribution) were down $103,000, or 5.6% for the twelve months ended December 31, 2010 when compared to the same period in 2009. The drop in volume was a result of the fire which caused the Company’s volume to drop in July 2010 and reduced volume during the remainder of the year.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) decreased 19%, or $90,000 for the twelve months ended December 31, 2010 when compared to the same period in 2009. The declines were a result of the fire in July. The consumer package, which is primarily sold in this division, took much longer to rebuild volume capabilities. Additionally, the Company has limited capability to resume all of its non-profit partnership coffees which were sold through this venue.

Sales by the Company’s bakery were down $90,000 for the twelve months ended in 2010 when compared to the same period in 2009. The declines were a result of lower customer counts and reduced dollars per transaction as a result of continued unemployment and reduced tourist activity on the Mendocino coast.

Cost of Sales. Consolidated cost of sales for the year ended December 31, 2010 was $2,609,685, a decrease of over $151,000, or 5.5% when compared to cost of sales of $2,761,117 for the year ended December 31, 2009. The decrease was a result of the decline in volume and the reimbursement of rent, because of the Company’s insurance coverage, offset by higher green bean prices and operating costs. The average cost of green beans for 2010 was $2.50 versus $2.37 for 2009, or $78,000 higher for the year. Cost of sales in the bakery was lower because of lower revenues as a result of lower customer counts and reduced dollars per transaction.

Gross Margin. Consolidated gross margin (gross profit as a percentage of net sales) for the year ended December 31, 2010 was 37.1%, a decrease of 2.6% when compared to gross margin of 39.7% for the year ended December 31, 2009. The decrease was a result of higher green bean and operating costs at the coffee unit.

Selling, General and Administrative Expense. Consolidated selling, general and administrative expenses for the year ended December 31, 2010 were $1,559,842 a decrease of nearly $65,000, or 4 % when compared to selling general and administrative expense of $1,624,660 for the year ended December 31, 2009. The decrease was a result of lower wages of $40,000, which was a reduction of wages to Paul and Joan Katzeff, a $7,000 reduction in commissions because of reduced sales volumes and a $16,000 reduction of freight costs because of the lower sales volume.

Depreciation and Amortization. Consolidated depreciation and amortization expenses for the year ended December 31, 2010 were $88,638, a decrease of over $14,000, or 13.7% when compared to depreciation and amortization of $102,753 for the year ended December 31, 2009. The reduction was a result of eliminating assets that were destroyed in the fire during the latter portion of 2010.

Other Income/Expense. Consolidated other income for the year ended December 31, 2010 was $263,210, an increase of over $307,000, when compared to other expense of $44,495 for the year ended December 31, 2009. The significant increase was a result of the insurance advances less the assets written off and the additional expenses incurred in operating the business subsequent to the fire.

Net Income. Consolidated net income for the year ended December 31, 2010 was $157,654, an increase of over $114,000 when compared to a net income of $42,893 for the period ended December 31, 2009. However, because of the decline in sales volume and the rise in green bean costs, there can be no assurances that the Company will be profitable in any future periods.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of December 31, 2010 was $223,761 as compared to working capital of $157,701 as of December 31, 2009. The increase in working capital is primarily a result of an insurance advance that was received at the end of December 2010 in connection with the fire in July 2010.

Cash provided by operating activities was $444,053 for the year ended December 31, 2010, compared to cash provided by operating activities of $172,851 for the same period in 2009. The increase in cash provided by operating activities was primarily a result of higher net income and the insurance company advance that was received in December 2010.

Cash used in investing activities for the year ended December 31, 2010 was $231,790 compared to cash used in investing activities of $58,681 during the same period in 2009. To resume production after the fire, the Company purchased production equipment such as fillers and sealers and mixers of over $111,000, $66,000 of office equipment including computers, phone system, desks and chairs and over $50,000 converting the Company’s warehouse to a packing and shipping facility.

Net cash used in financing activities for the year ended December 31, 2010 was $75,388 compared to net cash used in financing activities for the same period in 2009 of $111,571. The reduction in net cash used in financing activities was primarily due to a reduction in debt.

Cash as of December 31, 2010 was $191,618, an increase of nearly $137,000 when compared to cash of $54,743 as of the same date in 2009. The increase in cash for 2010 is a result of an advance from the insurance company that was received at the end of December.

In November 2004, the Company secured a term note with the Savings Bank of Mendocino. This note was amortized over ten years and was payable in five years with a balloon payment on December 1, 2009 at 3% over the prime rate. On December 1, 2009 the note was extended for another five years. The principle amount of the extended note was for $216,334 at December 1, 2009 with an interest rate of 7.25%. The principle and interest payments are $4,309.13 and the note matures on December 31, 2014. The principle amount of the note at December 31, 2010 was $175,866. The note is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. This note is personally guaranteed by the Company’s majority shareholders.

The Company also has a $25,000 line of credit with the Savings Bank of Mendocino. The credit line is interest only payments renewable annually at 2% over the prime rate with a minimum rate of 6.5% and was verbally extended to April 2011. The interest rate was 6.50% at December 31, 2010 with an outstanding balance on the line of $11,500. The credit line is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. The line of credit is personally guaranteed by the Company’s majority shareholders. The terms of the promissory note permit the Savings Bank of Mendocino to declare any unpaid principal amount and all accrued interest immediately due and payable upon the occurrence of certain events of default, as defined in the promissory note. The specified events of default under the promissory note include, but are not limited to, failure to make any payment when due, revocation of the majority shareholders’ personal guarantees, insolvency or forfeiture proceedings against the Company or the majority shareholders or any change in ownership of 25% or more of the Company’s Common Stock.

The Company’s debt at December 31, 2010 was $269,154 for all term debt and obligations under capital leases, down over $56,000 from $325,263 due at December 31, 2009. Of the total, $91,453 is due in fiscal 2011. Of the total borrowings, $187,366 is due to Savings Bank of Mendocino. See Note 7 to the “Notes to the Financial Statements” included in this annual report.

The Company has an interest only note payable outstanding for $19,919 payable to Joan and Paul Katzeff. The interest only note is at 12% due on demand after June 30, 1996, and is uncollateralized. See Note 7 to the “Notes to the Financial Statements” included in this annual report.

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

A summary of the Company’s principal contractual obligations and other commitments as of December 31, 2010 is shown in the following table:

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$269,154	$91,453	$120,669	$57,032	$—
Operating Leases	25,049	10,909	13,304	836	—
Real Estate Leases	499,720	147,120	206,400	146,200	—
Total Cash Obligations	$793,923	$249,482	$340,373	$204,068	$—

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

Furthermore, past seasonal patterns are not necessarily indicative of future results. The Company’s future results of operations and earnings could also be significantly affected by other factors, such as changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green coffee beans, increased competition within the Company’s businesses, variances from budgeted sales mix and growth rate, consumer acceptance of the Company’s new products, inability to secure adequate capital to fund its operating losses and working capital requirements, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement its business plan, civil unrest in countries that produce coffee, weather and other natural disasters. There can be no assurance that sales will be maintained or increase in future quarters.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is set forth in the financial statements and the accompanying notes beginning on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this evaluation, performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and the Chief Financial Officer, management concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this annual report with the exception of the reporting for the gains and losses from the fire.

A material weakness is a deficiency in internal control over financial reporting such that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting at December 31, 2010, we identified the following material weakness:

Controls over the period-end financial reporting for the fire losses and insurance proceeds for the fire that the Company sustained in July 5, 2010 were not effective. In January, 2011, the Company hired a consultant to review the transactions related to the fire loss. Substantial reclassifications and accruals were recorded before the Company issued its 12/31/2010 financial statements.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Item 308(a)(4) of Regulation S-K.

There have not been any other significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter covered by this annual report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than those reported above.

ITEM 9B.	OTHER INFORMATION

No information was required to be disclosed in a report on form 8-K during the fourth quarter of the year covered by this annual report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors, nominees, key employees and executive officers of the Company and their ages as of the date of this Form 10-K are as follows:

Name	Age	Position with the Company
Paul Katzeff	73	Chairman of the Board of Directors
Nicolas Hoskyns	44	Director
Joan Katzeff	62	Secretary, Treasurer and Director
Sam Kraynek	63	Chief Executive Officer, Chief Financial Officer and Director
Ben Corey-Moran	30	President

Paul Katzeff, a co-founder of the Company has served as Roastmaster, and a Director since the Company’s incorporation on May 10, 1982 and as our Chairman of the Board of Directors since June 2010. Mr. Katzeff also served as our Chief Executive Officer from the date of our incorporation. Mr. Katzeff is a co-founder of the Specialty Coffee Association of America (S.C.A.A.) and served as its Chairman in 1985. He has served as an elected Board member of the S.C.A.A. since 1994, and served as Chairman of the Environmental Committee of the Board in 1994. Mr. Katzeff co-chaired the Second Annual Sustainable Coffee Conference held in April of 1998. Mr. Katzeff served as S.C.A.A. President in the year 2000. Mr. Katzeff and Joan Katzeff are husband and wife. Mr. Katzeff holds a Bachelors degree in Agriculture from Cornell University and a Masters degree in Social Work from Adelphi University.

Joan Katzeff, a co-founder, has served as a Director of the Company since incorporation on May 10, 1982 and as our Secretary and Treasurer since June 2010. Ms. Katzeff served as our President from the date of our incorporation to June 2010. Her experience in the Company’s early years included production, delivery and bookkeeping.

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

Sam Kraynek has served as the Company’s Chief Executive Officer since June 2010 and as the Company’s Chief Financial Officer since December 2004. Before assuming the position of Chief Financial Officer, Mr. Kraynek was the Company’s Chief Operating Officer. Mr. Kraynek has been in the food business for 40 years. He was the President and General Manager of the Rosarita Mexican Food Division of Beatrice Companies, General Manager of the Bakery Distribution Division of International Multifoods and Vice President of Sales and Marketing for Bay State Milling Company. Mr. Kraynek has a B.S. in accounting and started his career in public accounting. Mr. Kraynek has been with the Company for 14 years.

Ben Corey-Moran has served as the Company’s President and Director of Coffee since June 2010. Mr. Corey-Moran joined the Company in 2003 and has led the green coffee buying operations since 2008 and has managed producer relations since 2005. Prior to that, he managed the Company’s strategic partnership marketing efforts. Mr. Corey-Moran has served a full-term as a member of the S.C.A.A. Sustainability Committee and also as a member of the Advisory Board of United Students for Fair Trade. Mr. Corey-Moran holds a BA in International Affairs from Lewis and Clark College in Portland, Oregon. Mr. Corey-Moran worked with coffee cooperatives in the Dominican Republic and Oaxaca, Mexico prior to joining the Company.

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

The following table provides certain information concerning the compensation paid to our Chief Executive Officer and each of our two other most highly compensated executive officers during the fiscal years ended 2009 and 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Paul Katzeff Chairman of the Board of Directors (formerly Chief Executive Officer)	2010	$75,418	—	—	—	—	—	(1)
	2009	$97,421	—	—	—	—	—	(1)
Joan Katzeff Secretary, Treasurer and Director (formerly President)	2010	$75,418	—	—	—	—	—	—
	2009	$100,006	—	—	—	—	—	—
Sam Kraynek Chief Executive Officer, Chief Financial Officer and Director	2010	$97,920	—	—	—	—	—	—
	2009	$93,086	—	—	—	—	—	—

(1)	Mr. Katzeff receives use of a company car, which he uses primarily for business purposes. The aggregate incremental cost to the Company is less than $10,000 per year.

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

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of March 26, 2011, (i) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the Company’s Common Stock, (ii) by each of the named executive officers, (iii) by each of the Company’s directors, and (iv) by all directors and executive officers as a group. The Company believes that the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable. Beneficial ownership representing less than one percent is denoted with an “*.” The Company does not have an equity compensation plan.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Joan and Paul Katzeff(1)	964,400	(3)	78%
(Joan Katzeff, Secretary, Treasurer and Director) (Paul Katzeff, Chairman of the Board of Directors) c/o Thanksgiving Coffee Co., Inc. POB 1918 Fort Bragg, CA 95437	1,800		*

Sam Kraynek Chief Executive Officer, Chief Financial Officer and Director c/o Thanksgiving Coffee Co., Inc. POB 1918 Fort Bragg, CA 95437	400		*

Ben Corey-Moran President c/o Thanksgiving Coffee Co., Inc. POB 1918 Fort Bragg, CA 95437	0		*

Nicolas Hoskyns Director c/o Thanksgiving Coffee Co., Inc. POB 1918 Fort Bragg, CA 95437

All directors and executive officers as a group (5 persons)	966,600		78.1%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities.

(2)	Based upon 1,236,744 shares of the Company’s Common Stock issued and outstanding at March 26, 2011.

(3)	Shares are jointly owned by Joan Katzeff and Paul Katzeff.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In November 2005, the Company signed a new lease for its corporate headquarters, warehouse and waterfront facilities from Joan and Paul Katzeff, who own the facility and are directors, executive officers and the majority shareholders of the Company (the “Katzeffs”). The lease is for ten years and ends May 31, 2015. The lease provides for monthly payments of approximately $8,600 for the entire term of the lease. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The Katzeffs also guaranteed personally the Company’s term note and line of credit with the Savings Bank of Mendocino. See ”Liquidity and Capital Resources” under item 7 and Notes 7 and 10 to the “Notes to Financial Statements” included in this annual report.

The Company carries insurance indemnifying its directors and certain officers and certain employees against certain liabilities by reason of their status or service as directors, officers or employees of the Company.

The Company has an uncollateralized note payable with the majority shareholders, payable in monthly installments of interest only at 12%, with the balance due on demand after June 30, 1996. This note has a balance of $19,919 as of December 31, 2010. In June of 2007, the Company executed an uncollateralized note for $73,100 with the majority shareholders to pay rent in arrears over the next three years to be repaid in monthly installments of $2,000 per month plus interest at 12% per annum with the final payment due July 15, 2010. The principal and interest on this was paid as of June 30, 2010. See Note 7 and 11 of “Notes to Financial Statements.”

The Company has purchased a container of coffee (37,500 pounds) from three cooperatives in Nicaragua costing $104,600. Ethical Trading and Investment Company of Nicaragua (Etico) acted as the importer and provided the financing for the transaction. Nick Hoskyns, a director of the Company, is the managing director of Etico.

Our Board of Directors has selected independence standards of the NASDAQ Stock Market (“NASDAQ”), solely for the purpose of making the independence determination in compliance with SEC requirements. We are not a listed issuer on the NASDAQ and are not required to meet NASDAQ’s director independence standards. None of the directors of the Company are independent under standards established by NASDAQ.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to the Company by our principal accountant, Schumacher & Associates, Inc. for services rendered during the fiscal years ended December 31, 2010 and 2009 are set forth in the table below:

Fee Category	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009
Audit fee (1)	$38,500	$36,500
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$38,500	$36,500

(1)	Audit fees consist of fees billed for professional services rendered in connection with the audit of the Company’s annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but which are not reported under “audit fee.”

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax planning and tax advice. The Company was billed $6,628 and $5,000 from Sallmann, Yang & Alameda for tax compliance, tax advice and tax planning services for the fiscal year ended December 31, 2010 and 2009, respectively.

(4)	All other fees consist of fees billed for all other products and services. The Company was billed $4,172 and $4,395 from Sallmann, Yang & Alameda for other services for the fiscal year ended December 31, 2010 and 2009, respectively.

Pre-approval Policies and Procedures for Audit and Non-Audit Services. As we do not have a standing audit committee, our Board of Directors performs the functions that may be delegated to an audit committee. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Company’s Board of Directors (in lieu of the audit committee) or unless the non-audit services meet certain de minimis standards. All audit and permitted non-audit services performed by Schumacher & Associates during 2009 and 2010 were pre-approved by the Company’s Board of Directors.

PART IV

ITEM 15.	EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report:

Financial Statements

- Report of Independent Registered Public Accounting Firm	F-2
- Balance Sheets as of December 31, 2010 and 2009	F-3
- Statements of Operations for the years ended December 31, 2010 and 2009	F-5
- Statements of Shareholders’ Equity for the years ended December 31, 2010 and 2009	F-6
- Statements of Cash Flows for the years ended Decemeber 31, 2010 and 2009	F-7
- Notes to Financial Statements	F-8

Financial Statement Schedules

Not Applicable

Exhibits

3.1	Restated Articles of Incorporation of the Company.+

3.2	Bylaws of the Company.+

3.2.1	Amendment No. 1 to Bylaws of the Company, dated June 3, 1996.++

10.3	Lease Agreement for the Company’s Bakery in Mendocino.+++

10.4	Sample Coffee Purchase Agreement.+

10.5	Promissory Note issued by the Company to Joan and Paul Katzeff dated as of April 17, 1996.+++

10.10	License Agreement between the Company and the American Birding Association, Inc.**

10.11	Promissory Note issued by the Company to the Savings Bank of Mendocino County, dated November 19, 2004.**

10.13	Lease agreement for the Company’s headquarters and manufacturing and storage facility dated November 1, 2005.***

10.15	Promissory Note issued by the Company to the Savings Bank of Mendocino, dated November 17, 2006.****

10.16	Promissory Note issued by the Company to Joan and Paul Katzeff dated as of June 15, 2007.++++

10.17	Gift agreement between Joan and Paul Katzeff dated 12/31/2007 gifting shares of stock from their shares to various employees.>

14.1	Code of Ethics*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of President Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No 33-96070-LA).

++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended March 31, 1998.

+++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended September 30, 1998.

++++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended June 30, 2007.

*	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2003.

**	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2004.

***	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2005.

****	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2006.

>	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2011	Thanksgiving Coffee Company, Inc.

/s/ Sam Kraynek
Sam Kraynek, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Katzeff Paul Katzeff	Chairman of the Board of Directors	March 31, 2011

/s/ Joan Katzeff	Secretary, Treasurer and Director	March 31, 2011
Joan Katzeff

/s/ Nicholas Hoskyns	Director	March 31, 2011
Nicholas Hoskyns

/s/ Sam Kraynek Sam Kraynek	Chief Executive Officer and Financial Officer (Principal Executive, Financial and Accounting Officer) and Director	March 31, 2011

/s/ Ben Corey-Moran	President	March 31, 2011
Ben Corey-Moran

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

Thanksgiving Coffee Company, Inc.

For the Years Ended December 31, 2010 and 2009

with Report of Independent Registered Public

Accounting Firm

Audited Financial Statements

For the Years Ended December 31, 2010 and 2009

Report

Report of Independent Registered Public Accounting Firm	F-2

Audited Financial Statements
Balance Sheets	F-3
Statements of Operations	F-5
Statement of Shareholders’ Equity	F-6
Statements of Cash Flows	F-7
Notes to Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Thanksgiving Coffee Company, Inc.

We have audited the accompanying balance sheets of Thanksgiving Coffee Company, Inc., as of December 31, 2010 and 2009, and the related Statements of Operations, Shareholders’ Equity, and Cash Flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thanksgiving Coffee Company, Inc. as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Schumacher & Associates, Inc.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado

March 28, 2011

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Balance Sheets

	December 31,
	2010	2009
Assets
Current assets
Cash	$191,618	$54,743
Accounts receivable	297,586	245,315
Inventories	346,333	307,192
Prepaid expenses	20,559	28,267

Total current assets	856,096	635,517

Property and equipment
Property and equipment	1,034,785	2,653,539
Accumulated depreciation	(631,177)	(2,310,811)

Total property and equipment	403,608	342,728

Other assets
Deposits and other assets	4,927	12,569
Other intangibles, net of amortization	1,485	5,505

Total other assets	6,412	18,074

Total assets	$1,266,116	$996,319

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Balance Sheets

	December 31,
	2010	2009
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$430,899	$330,381
Notes payable - bank	51,793	50,568
Notes payable - other	325	3,611
Notes payable - shareholders	19,919	31,019
Capital lease obligations	19,416	19,988
Accrued liabilities	109,983	42,249

Total current liabilities	632,335	477,816

Long term debt
Notes payable - bank	135,573	175,266
Notes payable - other	—	325
Capital lease obligations	42,128	44,486

Total long term debt	177,701	220,077

Total liabilities	810,036	697,893

Commitments & Contingencies (Notes 5,7,8,9,10, and 11)
Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and oustanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated (deficit)	(430,336)	(587,990)

Total shareholders’ equity	456,080	298,426

Total liabilities and shareholders’ equity	$1,266,116	$996,319

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Statements of Operations

	For the Years Ended December 31,
	2010	2009
Income
Net sales	$4,153,409	$4,576,718
Cost of sales	2,609,685	2,761,117

Gross profit	1,543,724	1,815,601
Operating expenses
Selling, general and administrative expenses	1,559,842	1,624,660
Depreciation and amortization	88,638	102,753

Total operating expenses	1,648,480	1,727,413

Operating income (loss)	(104,756)	88,188
Other income (expense)
Miscellaneous income (expense)	294,994	(8,311)
Interest expense	(31,784)	(36,184)

Total other income (expense)	263,210	(44,495)

Income before income taxes	158,454	43,693
Income tax (expense) benefit	(800)	(800)

Net income	$157,654	$42,893

Income per share (basic)	$0.13	$0.03

Income per share (dilutive)	$0.13	$0.03

Weighted average number of shares outstanding	1,236,744	1,236,744

See accompanying notes and auditors’ report

Statement of Shareholders’ Equity

For the Period from January 1, 2009 through December 31, 2010

	Common Stock		Additional paid-in capital	Accumulated (Deficit)	Total
	Shares	Amount
Balance at January 1, 2009	1,236,744	$861,816	$24,600	$(630,883)	$255,533
Net Income	—	—	—	42,893	42,893

Balance at December 31, 2009	1,236,744	861,816	24,600	(587,990)	298,426
Net Income	—	—	—	157,654	157,654

Balance at December 31, 2010	1,236,744	$861,816	$24,600	$(430,336)	$456,080

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

	For the Years ended December 31,
	2010	2009
Operating activities
Net income	$157,654	$42,893
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	102,398	113,114
Allowance for bad debts	976	882
Loss on disposal of assets	92,238	—
(Increase) decrease in:
Accounts receivable	(53,247)	(16,841)
Inventories	(39,141)	32,131
Prepaid expenses	7,708	(5,049)
Deposits and other assets	7,214	681
Increase (decrease) in:
Accounts payable	100,518	(906)
Accrued liabilities	67,735	5,946

Net cash provided by operating activities	444,053	172,851
Investing activities
Purchases of property and equipment	(231,790)	(58,681)

Net cash (used in) investing activities	(231,790)	(58,681)
Financing activities
Repayments of notes payable and capital leases	(75,388)	(111,571)

Net cash (used in) financing activities	(75,388)	(111,571)
Net increase (decrease) in cash	136,875	2,599
Cash at beginning of year	54,743	52,144

Cash at end of year	$191,618	$54,743

Supplemental Cash Flow Information:
Cash paid for interest:	$31,792	$36,184
Cash paid for income taxes:	$800	$800
Capital Lease additions	$19,279	$26,524

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

December 31, 2010 and 2009

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

Nature of Operations

Thanksgiving Coffee Company, Inc. (the Company), was incorporated in California in 1982. The Company purchases and roasts whole bean coffees and sells them to restaurants, grocery stores and other retail outlets. Products are sold through the Company’s distribution network in Northern California, nationally through common carriers selling direct, or through brokers and distributors. Distributors and retailers do not have the right to return products. The Company also sells coffee, and related specialty products through mail order and Internet sales on a nationwide basis. Sales volume for the coffee division was approximately $3,640,000 for the year ended December 31, 2010. Additionally, the Company operates a sandwich and baked goods store in Mendocino, California with sales volume of approximately $514,000 for the year ended December 31, 2010.

Basis of Presentation

The Company has prepared the financial statements in accordance with generally accepted accounting principles in the United States of America.

Concentration of Credit Risk

The Company grants credit to customers in the retail and food service industries throughout the country. Consequently, the Company’s ability to collect the amounts due from customers is affected by economic fluctuations in the retail and food service industries. In fiscal 2010 and 2009, one customer in the Company’s specialty coffee segment accounted for 18.8% and 18.3% respectively of the Company’s revenue. The account has purchased from the Company since 1992. The account has serving locations and is a distributor of the Company’s product. A loss of this account or any other large account, or a significant reduction in sales to any of the Company’s principal customers, could have an adverse impact on the Company.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. At December 31, 2010, the Company had no cash or cash equivalents in excess of amounts insured by agencies of the U.S. Government.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2010 and 2009

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided on the straight-line and 150% declining balance methods over estimated useful lives of the assets. The following useful lives are used:

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2010 and 2009

1.	Summary of Significant Accounting Policies (continued)

Property and Equipment (continued)

Equipment	5 to 12 years
Furniture and fixtures	5 to 7 years
Leasehold improvements	7 to 39 years
Transportation equipment	5 years
Marketing equipment	5 to 7 years
Capitalized website development costs	3 years

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

Income or Loss per Share

The Company computes net earnings (loss) per common share using ASC 260 “Earnings Per Share.” Basic income or loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted income or loss per share is computed by dividing net income loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at December 31, 2010. Therefore, basic and diluted income or loss per share is the same. Additionally, for the purposes of calculating diluted income or loss per share, there were no adjustments to net income or loss.

Stock Based Compensation

Effective January 1, 2006, the Company adopted ASC 505 and 718, Share-Based Payments, and the related SEC rules included in Staff Accounting Bulletin No. 107. Under this method, compensation cost is recognized for costs related to 1) all share-based payments (stock options and restricted stock awards)

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2010 and 2009

1.	Summary of Significant Accounting Policies (continued)

Stock Based Compensation (continued)

granted before but not yet vested as of January 1, 2006 based on the grant-date fair value estimated under the original provisions, and 2) all share-based payments (stock options and restricted stock units) granted after December 31, 2005 based on the grant-date fair value estimated. During the years ended December 31, 2010 and 2009, no options were granted. At December 31, 2010, there were no outstanding stock options and the Company has no plans to offer stock based compensation to its employees or others.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2010 and 2009, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

Reclassifications

Certain prior year accounts have been reclassified to conform to the current year’s presentation.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2010 and 2009

1.	Summary of Significant Accounting Policies (continued)

Shipping and Handling

Freight billed to customers is recorded in cost of sales offsetting the related freight costs.

Goodwill and Other Intangible Assets

As of January 1, 2002, the Company adopted the provisions of ASC 350, Goodwill and Other Intangibles. Goodwill is assigned to a specific reporting unit and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the reporting unit’s carrying amount is greater than its fair value. Intangible assets with definite lives are amortized over their useful economic lives. Financial condition and results of operations in accordance with ASC 350 are reflected in the accompanying 2010 and 2009 financial statements.

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

Retirement Plan

In 2003, the Company converted its existing profit sharing plan into a 401(k) savings plan. The plan covers substantially all Company employees and allows pre-tax contributions through a salary deferral program. Employer contributions are on a discretionary basis with substantially all employees eligible for allocation of employer contributions. Employees are 100% vested in amounts they contribute and vest.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2010 and 2009

1.	Summary of Significant Accounting Policies (continued)

Retirement Plan (continued)

over years of service in employer contributions. No employer contributions to the 401(k) plan have ever been made.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2010 and 2009

1.	Summary of Significant Accounting Policies (continued)

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company’s policy is that fully vested vacation is accrued at each quarter end. The accrued liability for vacation pay was $24,182 and $19,500 as of December 31, 2010 and 2009, and such amount is included in accrued liabilities. Carryover paid sick days are not available, or ever considered vested.

Advertising

Advertising costs are expensed as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of mail order solicitation and catalog costs. For the twelve months ended December 31, 2010 and 2009, the Company did not engage in any direct response advertising that would require capitalization. Advertising costs charged to expense were $20,610 and $15,363 for the twelve months ended December 31, 2010 and 2009 respectively.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2010 and 2009

2.	Accounts Receivable

Accounts receivable consist of the following:

	2010	2009
Accounts receivable	$305,621	$252,374
Less: allowance for doubtful accounts	(8,035)	(7,059)

Net accounts receivable	$297,586	$245,315

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense (recovery) for the twelve months ended December 31, 2010 and 2009 was $1,632 and $2,089 respectively.

3.	Inventories

Inventories consist of the following:

	2010	2009
Coffee
Unroasted raw	$200,775	$107,325
Roasted	43,796	71,159
Tea	371	1,393
Packaging, supplies and other merchandise held for sale	101,391	127,315

Total inventories	$346,333	$307,192

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2010 and 2009

4.	Property and Equipment

Property and equipment consist of the following:

	2010	2009
Equipment	$373,072	$1,334,579
Furniture and fixtures	66,747	210,016
Leasehold improvements	395,350	460,729
Transportation equipment	92,730	184,368
Marketing equipment	—	166,162
Capitalized website development costs	—	14,076
Property held under capital leases	106,886	283,609

Total property and equipment	1,034,785	2,653,539
Accumulated depreciation	(631,177)	(2,310,811)

Property and equipment, net	$403,608	$342,728

Depreciation expense for the twelve months ended December 31, 2010, and 2009 was $97,687 and $108,290 respectively.

5.	Goodwill and Other Intangible Assets

As part of the adoption of ASC 350 Goodwill and Other Tangible Assets as of January 1, 2002, the Company no longer amortizes goodwill.

Intangible assets subject to amortization consist of the following:

	2010	2009
Leasehold value	$67,000	$67,000
Trademarks	5,127	5,127

Total intangible assets	72,127	72,127
Accumulated amortization	(70,642)	(66,622)

Other intangibles, net of amortization	$1,485	$5,505

Amortization expense for the twelve months ended December 31, 2010 and 2009 was $4,711 and $4,824 respectively.

6.	Deposits and Other Assets

Included in Other Assets is $4,377 for website development costs net of amortization.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2010 and 2009

7.	Long Term Debt

Notes Payable	2010	2009
Note payable to Savings Bank of Mendocino, payable in monthly installments of $4,309, interest at 7.25% renewed December 1, 2009, final payment is due on December 1, 2014. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders.	$175,866	$213,334

Line of credit to Savings Bank of Mendocino, payable in monthly installments of interest only at 2% over prime rate verbally extended through April, 2011 with a minimum rate of 6.5%(6.5% at December 31, 2010). The note payable for the line of credit is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders. The line is for a maximum of $25,000 of which $11,500 has been used and $13,500 is unused at December 31, 2010.	11,500	12,500

Note payable to majority shareholders, Paul and Joan Katzeff, uncollateralized, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996.	19,919	19,919

Note payable to majority shareholders, Paul and Joan Katzeff, uncollateralized, payable in monthly installments of $2,000 plus interest at 12% paid monthly, due on July 15, 2010.	—	11,100

Note payable to Chrysler Financing, payable in monthly installments of $329, including interest at 15.49%, collateralized by a vehicle, final payment due on January 24, 2011	325	3,936

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2010 and 2009

7.	Long Term Debt (continued)

Capital Lease Obligations	2010	2009
Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $533, including interest at 22.24%, collateralized by equipment, final payment due on January 10, 2010	—	524

Note payable to Bank of the West payable in monthly installments of $489, including interest at 12.69% collateralized by equipment, final payment due on May 1, 2013	12,158	16,201

Note payable to BSB Leasing payable in monthly installments of $285, including interest at 15.89%, collateralized by equipment, final payment due on June 2, 2012	6,242	9,680

Note payable to Marlin Leasing payable in monthly installments of $428, including interest at 18.00%, collateralized by equipment, final payment due on October 1, 2010.	—	2,830

Note payable to Bank of the West payable in monthly installments of $427, including interest at 11.83%, collateralized by equipment, final payment due on April 1, 2015	17,058	—

Note payable to Marlin Leasing payable in monthly installments of $544, including interest at 17.17%, collateralized by equipment, final payment due on March 1, 2010	—	2,619

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2010 and 2009

7.	Long Term Debt (continued)

Capital Lease Obligations	2010	2009
Note payable to BSB Leasing payable in monthly installments of $390, including interest at 14.30%, collateralized by equipment, final payment due June 2, 2012	4,540	7,021

Note payable to US BankCorp Manifest Funding Services payable in monthly installments of $621, including interest at 14.32%, collateralized by equipment, final payment due September 8, 2014	21,546	25,599

Total notes payable	$269,154	$325,263
Less current portion	(91,453)	(105,186)

Long term portion of notes payable	$177,701	$220,077

Interest paid for the twelve months ended December 31, 2010 and 2009 was $31,784 and $36,184, respectively.

As of December 31, 2010, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2010 and 2009

7.	Long Term Debt (continued)

Years Ending December 31,
2011	$91,453
2012	61,418
2013	59,251
2014	54,481
2015	2,551

$269,154

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

8.	Income Taxes

The provision for income taxes for the years ended December 31, 2010, 2009, and 2008 are as follows:

	2010	2009	2008
Current tax provision - state	$800	$800	$800

Deferred tax (benefit) liability
Federal	(60,307)	(74,814)	(56,218)
State	(5,252)	(4,020)	(51,678)

Total deferred tax benefit	(65,559)	(78,834)	(107,896)
Less valuation allowance	65,559	78,834	107,896

Net provision for income taxes	$800	$800	$800

Income taxes paid for the years ended December 31, 2010, 2009 and 2008 were $800 each year.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2010 and 2009

The Company’s deferred tax asset, valuation allowance, and change in valuation allowance as of December 31, 2010, 2009, and 2008 are as follows:

8.	Income Taxes (continued)

	2010	2009	2008
Net operating loss and tax carryforwards	$82,098	$97,302	$145,867
Depreciation and amortization	(24,339)	(24,920)	(43,734)
Other temporary differences	7,800	6,452	5,763
Valuation allowance	(65,559)	(78,834)	(107,896)

Net deferred tax asset	$—	$—	$—

As of December 31, 2010 and 2009, deferred taxes consisted of net tax assets of $65,559 and $78,834, respectively, due to net operating loss carryforwards and other temporary differences, which were fully allowed for in the valuation allowances of $65,559 and $78,834, respectively. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced.

Income taxes at the expected statutory rate are reconciled to the Company’s actual income taxes as follows:

	2010	2009	2008
Tax (benefit) at federal statutory rate	15.00%	15.00%	-15.00%
State tax (benefit) net of federal benefit	7.50%	7.50%	-7.50%
Non-taxable differences	-18.97%	2.52%	2.29%
Temporary differences	-0.31%	12.19%	12.63%
Net operating losses applied	0.00%	-37.21%	0.00%
Valuation allowance	-2.72%	1.83%	7.91%

Tax provision - effective rate	0.50%	1.83%	0.33%

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2010 and 2009

8.	Income Taxes (continued)

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

Period Ending	Estimated NOL Carryforward Less Temporary Differences	NOL Expires	Benefit From NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
December 31, 2010
Federal	$122,128	2018	$18,319	$(18,319)	$(18,319)	—
	96,867	2023	14,530	(14,530)	(14,530)	—
	49,714	2024	7,457	(7,457)	(7,457)	—
	118,013	2026	17,702	(17,702)	(17,702)	—
	63,303	2028	9,495	(9,495)	(9,495)	—

	$450,025		$67,503	$(67,503)	$(67,503)	$—

						—
State	$59,718	2018	$5,279	$(5,279)	$(5,279)	—

	$59,718		$5,279	$(5,279)	$(5,279)	$—

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

As of December 31, 2010, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2010 and 2009

9.	Operating Leases (continued)

Years Ending December 31,
2011	10,909
2012	6,652
2013	6,652
2014	836
—

$25,049

Total operating lease payments for the twelve months ended December 31, 2010 and 2009 were $10,909 and $14,241 respectively.

10.	Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The ten-year lease term ends May 31, 2015. Rental expense under the lease was $103,200 for the twelve months ended December 31, 2010 and 2009.

The Company also leases a bakery establishment in Mendocino, California under an operating lease expiring September 30, 2011. Rental expense under this operating lease for the twelve months ended December 31, 2010 and 2009 was $56,490 and $53,820, respectively.

As of December 31, 2010, minimum future rental payments under noncancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2010 and 2009

10.	Long Term Leases (continued)

Years Ending December 31,
2011	$147,120
2012	103,200
2013	103,200
2014	103,200
2015	43,000
Thereafter

$499,720

11.	Related Party Transactions

As of December 31, 2010, the Company has an interest only uncollateralized note payable for $19,919 and bears an interest rate of 12% due on demand payable to Paul and Joan Katzeff (the Company’s majority shareholders). In addition, the Company had a note payable to Paul and Joan Katzeff that was paid as of June 30, 2010. The Company also leases properties from its majority shareholders.

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the twelve months ended December 31, 2010, is as follows:

Interest expense	$2,902
Rent expense	$103,200
Principal	$11,100

The Company’s majority shareholders’ also guarantee certain notes payable of the Company (See Note 7).

The Company has purchased a container of coffee (37,500 pounds) costing $104,600 from three cooperatives in Nicaragua. Ethical Trading and Investment Company of Nicaragua (Etico) acted as importer and financed the transaction. Nicolas Hoskyns, a director of the Company, is the managing director of Etico.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2010 and 2009

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

	2010	2009
Net Sales
Specialty Coffee	$3,682,218	$4,024,922
Bakery	513,862	604,614

Total	$4,196,079	$4,629,536

Intersegment Sales
Specialty Coffee	$42,670	$52,818

Total Sales	$4,153,409	$4,576,718

Operating Income/(Loss)
Specialty Coffee	$(18,717)	$158,633
Bakery	(86,039)	(70,445)

Total	$(104,756)	$88,188

Depreciation and Amortization
Specialty Coffee	$65,392	$78,531
Bakery	23,246	24,222

Total	$88,638	$102,753

Interest Expense
Specialty Coffee	$29,595	$33,142
Bakery	2,189	3,042

Total	$31,784	$36,184

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2010 and 2009

12.	Information on Business Segments (continued)

Miscellaneous Income
Specialty Coffee	$295,179	$(8,854)
Bakery	(184)	543

Total	$294,994	$(8,311)

Total Assets
Specialty Coffee	$1,188,298	$890,709
Bakery	77,818	105,610

Total	$1,266,116	$996,319

Fixed Assets
Specialty Coffee	$352,357	$274,988
Bakery	51,251	67,740

Total	$403,608	$342,728

13.	Fire Damage

The Company experienced a major fire at its plant and office facility on July 5, 2010. The preliminary finding of the authorities was that the fire was arson. The investigation of the cause is ongoing. The offices, packaging, tasting room and shipping facility were destroyed. The roasting and warehouse facility, where the Company stored most of its green beans, were not damaged.

The Company has building, personal property, business interruption, loss of rent, code upgrades and additional expense insurance. Through December 31, 2010, the Company has received advances of $805,000 from the insurance company. The Company is using a third party adjuster to assist in negotiating the claim with the insurance company.

As a result of the fire damage, The Company recorded miscellaneous income of $303,743 (insurance proceeds of $805,000, less loss on involuntary conversion of assets of $194,321 of which $102,083 was inventory and $92,238 was fixed assets, less fire related costs of $306,936.)

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2010 and 2009

14.	Subsequent Events

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. The Savings Bank of Mendocino has extended the $25,000 line of credit with the Company through April 2011.