Form 10-Q
period 2011-03-31
THANKSGIVING COFFEE CO INC
filed 2011-05-13
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No   ☒

On May 13, 2011 the registrant had 1,236,744 shares of Class A common stock, no par value per share, outstanding.

FORM 10-Q

Financial Statements

and Notes to Financial Statements

Thanksgiving Coffee Company, Inc.

For the Three Months Ended March 31, 2011 and 2010

PART 1. Financial Information

Item 1. Financial Statements

The consolidated financial statements included herein have been prepared by Thanksgiving Coffee Company, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2011 and December 31, 2010, and its results of operations for the three month periods ended March 31, 2011 and 2010 and its cash flows for the three month periods ended March 31, 2011 and 2010. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-K.

Thanksgiving Coffee Company, Inc.

Balance Sheets

	March 31, 2011 (Unaudited)	December 31, 2010 See Note 1
Assets
Current assets
Cash	$81,418	$191,618
Accounts receivable, net of allowance	238,558	297,586
Inventories	288,236	346,333
Prepaid expenses	9,891	20,559

Total current assets	618,103	856,096

Property and equipment
Property and equipment	1,088,426	1,034,785
Accumulated depreciation	(659,604)	(631,177)

Total property and equipment	428,822	403,608

Other assets
Deposits and other assets	4,927	4,927
Other intangibles, net of amortization	279	1,485

Total other assets	5,206	6,412

Total assets	$1,052,131	$1,266,116

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)	See Note 1
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$347,058	$430,899
Notes payable - bank	51,198	51,793
Notes payable - other	—	325
Note payable - shareholders	19,919	19,919
Capital lease obligations	20,134	19,416
Accrued liabilities	74,059	109,983

Total current liabilities	512,368	632,335

Long term debt
Notes payable - Bank	125,327	135,573
Notes payable - Other	—	—
Capital lease obligations	36,798	42,128

Total long term debt	162,125	177,701

Total liabilities	674,493	810,036

Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and oustanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(508,778)	(430,336)

Total shareholders’ equity	377,638	456,080

Total liabilities and shareholders’ equity	$1,052,131	$1,266,116

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Operations

Unaudited

	For the Three Months Ended March 31,
	2011	2010
Income
Net sales	$959,213	$1,003,088
Cost of sales	638,993	648,305

Gross profit	320,220	354,783

Operating expenses
Selling, general and administrative expenses	396,352	390,593
Depreciation and amortization	19,808	23,671

Total operating expenses	416,160	414,264

Operating loss	(95,940)	(59,481)

Other income (expense)
Miscellaneous income (expense)	32,429	(2,216)
Loss on disposal of assets	(7,755)	—
Interest expense	(6,376)	(7,766)

Total other income (expense)	18,298	(9,982)

Loss before income taxes	(77,642)	(69,463)
Income tax expense	(800)	(800)

Net loss	$(78,442)	$(70,263)

Loss per share (basic)	$(0.063)	$(0.057)

Loss per share (dilutive)	$(0.063)	$(0.057)

Weighted average number of shares	1,236,744	1,236,744

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

Unaudited

	For the Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(78,442)	$(70,263)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	28,452	27,117
Loss on disposal of assets	7,755	—
Allowance for bad debts	(1,923)	(2,419)
(Increase) decrease in:
Accounts receivable	60,951	34,193
Inventories	58,097	20,170
Prepaid expenses	10,670	11,580
Deposits and other assets	—	10,569
Increase (decrease) in:
Accounts payable	(83,841)	(31,315)
Accrued liabilities	(35,925)	21,192

Net cash provided by (used in) operating activities	(34,206)	20,824

Investing activities
Purchases of property and equipment	(60,217)	(12,978)

Net cash (used in) investing activities	(60,217)	(12,978)
Financing activities
Repayments of notes payable and capital leases	(15,777)	(23,585)

Net cash (used in) financing activities	(15,777)	(23,585)

Decrease in cash	(110,200)	(15,739)
Cash at beginning of period	191,618	54,743

Cash at end of period	$81,418	$39,004

Supplemental Cash Flow Information:
Cash paid for Interest	$6,376	$7,766
Cash paid for Income Taxes	$800	$800

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

March 31, 2011 and December 31, 2010

1.	Basis of Presentation

The unaudited condensed financial statements in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. We have continued to follow the accounting policies disclosed in the financial statements included in our 2010 Form 10-K filed with the Securities and Exchange Commission (SEC). It is suggested that these statements be read in conjunction with the December 31, 2010 audited financial statements and the accompanying notes on Form 10-K, as filed with the SEC.

The interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results to be expected for the full year.

Concentration of Risk

In the first quarter of fiscal 2011, one customer accounted for 18.3% of the Company’s revenue. The account has purchased from the Company since 1992. The account has serving locations and is a distributor of the Company’s product. A loss of this account or any other large account, or a significant reduction in sales to any of the Company’s principal customers, could have an adverse impact on the Company.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2011 and December 31, 2010

2.	Accounts Receivable

Accounts receivable consist of the following:

	3/31/2011	12/31/2010
Accounts receivable	$244,670	$305,621
Less: allowance for doubtful accounts	(6,112)	(8,035)

Net accounts receivable	$238,558	$297,586

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense (recovery) for the three months ended March 31, 2011 and 2010 was $(1,923) and $(2,480) respectively.

3.	Inventories

Inventories consist of the following:

	3/31/2011	12/31/2010
Coffee
Unroasted	$144,672	$200,775
Roasted	40,892	43,796
Tea	433	371
Packaging, supplies and other merchandise held for sale	102,239	101,391

Total inventories	$288,236	$346,333

4.	Property and Equipment

Property and equipment consist of the following:

	3/31/2011	12/31/2010
Equipment	$389,887	$373,072
Furniture and fixtures	71,404	66,747
Leasehold improvements	418,491	395,350
Transportation equipment	101,758	92,730
Property held under capital leases	106,886	106,886

Total property and equipment	1,088,426	1,034,785
Accumulated depreciation	(659,604)	(631,177)

Property and equipment, net	$428,822	$403,608

Depreciation expense for the three months ended March 31, 2011 and 2010 was $27,246 and $25,911 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2011 and December 31, 2010

5.	Intangible Assets

Intangible assets subject to amortization consist of the following:

	3/31/2011	12/31/2010
Leasehold value	$67,000	$67,000
Trademarks	5,127	5,127

Total intangible assets	72,127	72,127
Accumulated amortization	(71,848)	(70,642)

Other intangibles, net of amortization	$279	$1,485

Amortization expense for the three months ended March 31, 2011 and 2010 was $1,206 for both years.

6.	Deposits and Other Assets

Included in Other Assets is $4,377 for website development costs net of amortization.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2011 and December 31, 2010

7.	Long Term Debt

Notes Payable	3/31/2011	12/31/2010

Note payable to Savings Bank of Mendocino, payable in monthly installments of $4,309 plus interest at 7.25% renewed December 1, 2009, final payment is due on December 1, 2014. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders.	$166,025	$175,866

Line of credit to Savings Bank of Mendocino, payable in monthly installments of interest only at 2% over prime rate verbally renewed March 2011 with a minimum rate of 6.50% (6.500% at March 31, 2011). The note payable for the line of credit is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders.The line is for a maximum of $25,000 and $10,500 has been used as of March 31, 2011.	10,500	11,500

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996.	19,919	19,919

Note payable to Chrysler Financing, payable in monthly installments of $329, including interest at 15.492%, collateralized by a vehicle, final payment due on January 24, 2011	—	325

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2011 and December 31, 2010

7.	Long Term Debt (continued)

Capital Lease Obligations	3/31/2011	12/31/2010
Note payable to Bank of the West payable in monthly installments of $489, including interest at 12.69% collateralized by equipment, final payment due on May 1, 2013	$11,065	$12,158

Note payable to Bank of the West payable in monthly installments of $427, including interest at 11.83% collateralized by equipment, final payment due on April 1,2015	16,274	17,058

Note payable to BSB Leasing payable in monthly installments of $285, including interest at 15.89%, colateralized by equipment, final payment due on June 2, 2012	5,298	6,242

Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $621, including interest at 14.32%, collateralized by equipment, final payment due on September 8, 2014	20,439	21,546

Note payable to BSB Leasing payable in monthly installments of $390, including interest at 14.30%, collateralized by equipment, final payment due June 2, 2012	3,856	4,540

	$253,376	$269,154
Less current portion	(91,251)	(91,453)

Long term portion of notes payable	$162,125	$177,701

Interest paid for the three months ended March 31, 2011 and 2010 was $6,376 and $7,766, respectively.

As of March 31, 2011, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Twelve Months Ending March 31,
2012	$91,251
2013	61,418
2014	59,251
2015	41,456

$253,376

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2011 and December 31, 2010

8.	Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist of the benefit from net operating loss (NOL) carryforwards and temporary differences. The net operating loss carryforwards expire in various years through 2031. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards. Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance as of March 31, 2011 are as follows:

Period Ending	Estimated NOL Carryforward Less Temporary Differences	NOL Expires	Benefit From NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
March 31, 2011
Federal	$122,128	2018	18,319	(18,319)	(18,319)	—
	96,867	2023	14,530	(14,530)	(14,530)	—
	49,714	2024	7,457	(7,457)	(7,457)	—
	118,013	2026	17,702	(17,702)	(17,702)	—
	63,303	2028	9,495	(9,495)	(9,495)	—
	83,663	2031	12,549	(12,549)	(12,549)	—

	$533,688		$80,052	$(80,052)	$(80,052)	$—

	$59,718	2018	$5,279	$(5,279)	$(5,279)	$—
State	83,150	2031	7,350	(7,350)	(7,350)	—

	$142,868		$12,629	$(12,629)	$(12,629)	$—

Income taxes at the expected statutory rate are reconciled to the Company’s actual income taxes as follows:

2011
Tax (benefit) at federal statutory rate	(15.00)%
State tax (benefit) net of federal benefit	(7.50)
Non-taxable differences	0.27
Temporary differences	(1.96)
Valuation allowance	25.22

Tax provision - effective rate	1.03

Income taxes paid for the three months ended March 31, 2011 and the year ended December 31, 2010 were $800 and $800 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2011 and December 31, 2010

9.	Operating Leases

The Company leases some office equipment under noncancelable operating leases with terms ranging from three to five years.

As of March 31, 2011, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

Twelve Months Ending March 31,
2012	$9,490
2013	6,652
2014	5,961
2015	1,045

$23,148

Total operating lease payments for the three months ended March 31, 2011 and 2010 was $2,727 for both years.

10.	Long Term Leases

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2011 and December 31, 2010

10.	Long Term Leases (continued)

As of March 31, 2011, minimum future rental payments under noncancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Twelve months ending March 31,
2012	$129,144
2013	103,200
2014	103,200
2015	103,200
2016	17,200

$455,944

11.	Related Party Transactions

As of March 31, 2011, the Company has an interest only, uncollateralized note payable for $19,919, due on demand after 1996 and bears an interest rate of 12% per annum, to Paul and Joan Katzeff, (the Company’s majority shareholders, directors and officers). The Company also leases properties from its majority shareholders.

The Company purchased a container of coffee (37,500 pounds) costing $104,600 from three cooperatives in Nicaragua in June 2010 and has paid for the container through February of 2011. Ethical Trading and Investment Company of Nicaragua (Etico) acted as importer and financed the transaction. Nicolas Hoskyns, a director of the Company, is the managing director of Etico.

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the three months ended March 31, 2011, is as follows:

Interest payments	$658
Rent payments	$25,800

The Company’s majority shareholders’ also guarantee certain notes payable of the Company (See Note 7).

12.	Information on Business Segments

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2011 and December 31, 2010

12.	Information on Business Segments (continued)

Selected financial data by business segment

	3/31/2011	3/31/2010
Net Sales

Specialty Coffee	$874,840	$905,114
Bakery	92,712	109,904

Total	$967,552	$1,015,018

Intersegment Sales

Specialty Coffee	8,339	11,930

Total Sales	$959,213	$1,003,088

Operating Income/(Loss)

Specialty Coffee	$(69,007)	$(21,708)
Bakery	(26,933)	(37,773)

Total	$(95,940)	$(59,481)

Depreciation and Amortization

Specialty Coffee	$14,318	$17,552
Bakery	5,490	6,119

Total	$19,808	$23,671

Interest Expense

Specialty Coffee	$5,978	$7,071
Bakery	398	695

Total	$6,376	$7,766

	3/31/2011	12/31/2010
Assets

Specialty Coffee	$980,751	$1,188,298
Bakery	71,380	77,818

Total	$1,052,131	$1,266,116

Fixed Assets

Specialty Coffee	$381,856	$352,357
Bakery	46,966	51,251

Total	$428,822	$403,608

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

The Company has a revolving line of credit for $25,000 of which $10,500 is currently outstanding and a term debt facility of $166,025 with the Savings Bank of Mendocino. The term debt is a five-year note renewed December 1, 2009 and is due December 1, 2014. The line of credit was verbally renewed on March 2011 and is renewed annually. If the credit line should not be renewed, the stability of the Company’s business would be in question. “See Liquidity and Capital Resources.”

The Company experienced a major fire at its plant and office facility on July 5, 2010. There were no reported injuries. The fire was deemed by the Mendocino County Sheriff’s office to be arson. As a result of the fire, the Company’s offices, packaging, tasting room and shipping facility were destroyed. However, the Company’s roasting and warehouse facility, where the Company stored most of its green beans, was not damaged. The Company has resumed it administrative, packaging, tasting and shipping activities using its remaining facility and renting additional office and warehouse space in the Fort Bragg area. The damaged portion of the facility has been razed and the Company is currently working with an architect to reconstruct the building. The Company expects that a portion of the loss resulting from the fire will be covered by its current building, personal property, business interruption and additional expense insurance, however, the full amount that the Company will be able to recover under this insurance policy is still being determined. Up to the first $1,000 of the loss will be borne by the Company as a deductible expense of the policy.

Results of Operations

Three months ended March 31, 2011 versus March 31, 2010

Combined	Increase (Decrease)	Percent Change
Net Sales	$(43,875)	(4.4)%
Cost of Sales	(9,312)	(1.4)%
Gross Margin %	(2.0)%	(5.6)%
Selling, G&A Expense	5,759	1.5%
Depreciation And Amortization	(3,863)	(16.3)%
Interest Expense	(1,390)	(17.9)%
Net Income (Loss)	(8,179)	—%

Combined net sales for the three months ended March 31, 2011 were $959,213, down 4.4%, or nearly $44,000 when compared with net sales of $1,003,088 for the same period in fiscal 2010.

Distribution revenues (e.g., revenues generated on the Company’s own truck distribution) were up $11,000 or 3% for the three months ended March 31, 2011, when compared with distribution sales for the same period in 2010.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were down $28,000, or 7% for the three months ended March 31, 2011 when compared to national sales for the same period in 2010. Lower volume for the distributor in southern California resulted in a drop in sales in this segment of the Company’s sales.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) decreased $10,000, or 10% for the three months ended March 31, 2011 when compared to mail order sales for the same period in 2010. The decrease was attributable to a decline in the Company’s online store.

Sales of the Company’s bakery were down $17,000 for the three months ended March 31, 2011 when compared to bakery sales for the same period in 2010. The Company has reduced the hours that the bakery is open and eliminated unprofitable items which resulted in lower sales.

Combined cost of sales for the three months ended March 31, 2011 were $638,993, down 1.4%, or over $9,000 when compared with the cost of sales of $648,305 for the same period in 2010. Lower sales volume was offset by higher cost of green coffee. The average cost of green coffee for the first quarter of 2011was $2.72 per pound compared to $2.42 for the same period in 2010 or an increase of $42,000.

Combined gross margin percentage (gross profit as a percentage of net sales) for the three months ended March 31, 2011 was 33.4%, down 2 percentage points when compared with gross margin of 35.4% for the same period in 2010. Higher costs for green coffee as noted above resulted in a drop in gross margin.

Combined selling, general and administrative expenses were $396,352 for the three months ended March 31, 2011, an increase of 1.5% or nearly $6,000 when compared with the selling, general and administrative expenses of $390,593 for the same period in 2010.

Combined depreciation and amortization expenses for the three months ended March 31, 2011 were $19,808, a 16.3% decrease, or nearly $4,000, when compared to depreciation expense of $23,671 for the same period in 2010.

Combined interest expense for the three months ended March 31, 2011 was $6,376, a 17.9% decrease or over $1,000 compared with interest expense of $7,766 for the same period in 2010. Total debt is $253,376 at March 31, 2011 versus $269,154 at December 31, 2010.

As a result of the foregoing factors, the Company had a combined net loss of $78,442 for the three months ended March 31, 2011, compared to a loss of $70,263 for the same period in 2010. Because of the declines in sales and increases in the cost of green beans, there can be no assurances that the Company will be profitable in future periods

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, the Company had working capital of $105,735 versus working capital of $223,761 as of December 31, 2010. The decrease in working capital is due primarily to the decrease in cash, accounts receivable and inventory offset by a reduction in accounts payable and accrued liabilities in the first quarter. The reduction in cash in the first quarter was a result of an advance from the insurance company at year end which was used to reduce accounts payable and accrued liabilities in the first quarter.

Net cash used in operating activities was $34,206 for the three months ended March 31, 2011 compared to net cash provided by operating activities of $20,824 during the same period in 2010. The decrease in cash from operating activities in the first three months of 2011 was the result of a decrease in accounts payable offset somewhat by a reduction in accounts receivable and inventories.

Cash used in investing activities was $60,217 for the three months ended March 31, 2011 compared to $12,978 used in the same period in 2010. Capital additions for the first three months of 2011 were $23,000 for electrical upgrades in the warehouse to accommodate the packaging equipment, $20,000 for a new packaging sealer, $7,000 for a used pickup truck for the plant, $4,500 for additional computer equipment, $4,000 for brewing equipment.

Net cash used in financing activities for the three months ended March 31, 2011 was $15,777 compared to net cash used in financing activities of $23,585 during the same period in 2010. The cash used by financing activities was a result of paying existing debt.

Because of the decline in cash used by operating activities and purchases of capital expenditures, cash at March 31, 2011 dropped by over $110,200 from the cash balance at January 1, 2011, but was $42,414 higher than cash at March 31, 2010.

In December 2009, the Company extended a term note with the Savings Bank of Mendocino. This note is for five years and is due on December 1, 2014 with an interest rate of 7.25%. The note is collateralized by the Company’s accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. This note is personally guaranteed by the Company’s majority shareholders. As of March 31, 2011, the balance on the note is $166,025 (See Note 7 of Notes to the Financial Statements).

The Company also has a $25,000 line of credit with the Savings Bank of Mendocino. The credit line is interest only payments renewable annually at 2% over the prime rate with a minimum rate of 6.5 % and was verbally renewed in March, 2011. The rate was 6.50% at March 31, 2011 with an outstanding balance on the line of $10,500. The credit line is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. The line of credit is personally guaranteed by the Company’s majority shareholders. (See Note 7 of Notes to Financial Statements)

The Company has an interest-only note for $19,919 at March 31, 2011, payable to the majority shareholders, directors and officers, Joan and Paul Katzeff. The interest-only note is at 12%, with balance due on demand after June 30, 1996 and is uncollateralized. (See Note 7 and Note 11 of Notes to Financial Statements)

At March 31, 2011, the Company had total borrowings of $253,376 including $176,525 owing to the Savings Bank of Mendocino. This compares to total borrowings of $269,154 as of December 31, 2010, including $187,366 outstanding to the Savings Bank of Mendocino.

For long-term debt, see Note 7 of the Notes to Financial Statements. For operating leases, see Note 9 of the Notes to Financial Statements. For real estate leases, see Note 10 and Note 11 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Debt	$253,376	$91,251	$120,669	$41,456	$—
Operating Leases	23,148	9,490	12,613	1,045	—
Real Estate Leases	455,944	129,144	206,400	120,400	—
Total Cash Obligations	$732,468	$229,885	$339,682	$162,901	$—

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal controls over financial reporting during the first quarter of 2011 that have materially affected or are reasonably likely to affect the Company’s internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

-None-

ITEM 1A. RISK Factors

We have concerns regarding the current economic situation. The United States continues with high unemployment and slow economic growth. The price of coffee on the New York Coffee Sugar and Cocoa Exchange has more than doubled since June 2010. The unemployment rate for Mendocino County continues to be above the national average. All of these factors could have a significant effect on the Company’s ability to be profitable.

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

The Company experienced a major fire on July 5, 2010. The Company has building, personal property, extra expense, loss of rent and business interruption coverage which has been renewed at April 1, 2011. Although we have continued our packaging and shipping operations and have located our administrative and warehousing operations in leased facilities, we have not had a final settlement on the building and business personal property insurance. The Company has not begun to rebuild its facility. Up to the first $1,000 of the loss will be borne by the Company as a deductible per the terms of the policy.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

- None –

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- None –

ITEM 4. REMOVED AND RESERVED

- None -

ITEM 5. OTHER INFORMATION

- None –

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

12.2	8-K Filed January 18, 2011

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (President)

31.3	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (President).

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this Quarterly Report to be signed on it behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Sam Kraynek	Chief Executive Officer	May 13, 2011
Sam Kraynek

/s/ Ben Corey-Moran	President	May 13, 2011
Ben Corey-Moran

/s/ Sam Kraynek	Chief Financial Officer	May 13, 2011
Sam Kraynek