Form 10-Q
period 2011-06-30
THANKSGIVING COFFEE CO INC
filed 2011-08-15
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

On August 15, 2011 the registrant had 1,236,744 shares of Class A common stock, no par value per share, outstanding.

FORM 10-Q

Financial Statements

and Notes to Financial Statements

Thanksgiving Coffee Company, Inc.

For the Six Months Ended June 30, 2011 and 2010

PART 1. Financial Information

Item 1. Financial Statements

The financial statements included herein have been prepared by Thanksgiving Coffee Company, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2011 and December 31, 2010, and its results of operations for the three month and six month periods ended June 30, 2011 and 2010 and its cash flows for the six month periods ended June 30, 2011 and 2010. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-K

Thanksgiving Coffee Company, Inc.

Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)	(See Note 1)
Assets
Current assets
Cash	$88,652	$191,618
Accounts receivable, net of allowance	240,852	297,586
Inventories	424,155	346,333
Prepaid expenses	14,439	20,559

Total current assets	768,098	856,096
Property and equipment
Property and equipment	1,105,064	1,034,785
Accumulated depreciation	(682,264)	(631,177)

Total property and equipment	422,800	403,608
Other assets
Deposits and other assets	4,563	4,927
Other intangibles, net of amortization	0	1,485

Total other assets	4,563	6,412

Total assets	$1,195,461	$1,266,116

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)	(See Note 1)
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$500,460	$430,899
Notes payable - bank	49,948	51,793
Notes payable - other	0	325
Note Payable - shareholders	19,919	19,919
Capital lease obligations	20,845	19,416
Accrued liabilities	47,712	109,983

Total current liabilities	638,884	632,335
Long term debt
Notes payable - bank	114,622	135,573
Notes payable - other	0	0
Capital lease obligations	31,312	42,128

Total long term debt	145,934	177,701

Total liabilities	784,818	810,036
Shareholders' equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and oustanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(475,773)	(430,336)

Total shareholders' equity	410,643	456,080

Total liabilities and shareholders' equity	$1,195,461	$1,266,116

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Operations

Unaudited

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Income
Net sales	$1,083,607	$1,089,694	$2,042,820	$2,092,782
Cost of sales	662,613	652,921	1,301,606	1,301,227

Gross profit	420,994	436,773	741,214	791,555
Operating expenses
Selling, general and administrative expenses	363,069	416,802	759,421	807,395
Depreciation and amortization	17,384	22,651	37,192	46,322

Total operating expenses	380,453	439,453	796,613	853,717

Operating profit/ (loss)	40,541	(2,680)	(55,399)	(62,162)
Other income (expense)
Miscellaneous income/ (expense)	(7,631)	(2,412)	24,798	(4,628)
Loss on disposal of assets	6,477		(1,278)
Interest expense	(6,382)	(7,614)	(12,758)	(15,380)

Total other income (expense)	(7,536)	(10,026)	10,762	(20,008)

Profit/ (loss) before income taxes	33,005	(12,706)	(44,637)	(82,170)
Income tax expense	0	0	(800)	(800)

Net profit/ (loss)	$33,005	$(12,706)	$(45,437)	$(82,970)

Profit/ (loss) per share (basic and dilutive)	$0.027	$(0.010)	$(0.037)	$(0.067)

Weighted average number of shares	1,236,744	1,236,744	1,236,744	1,236,744

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

Unaudited

	For the Six Months
	June 30,
	2011	2010
Operating activities
Net loss	$(45,437)	$(82,970)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	53,896	52,116
Allowance for bad debts	3,244	(1,110)
(Increase) decrease in:
Accounts receivable	56,734	15,217
Inventories	(77,822)	22,041
Prepaid expenses	6,120	13,074
Deposits and other assets	364	4,119
Increase (decrease) in:
Accounts payable	69,561	13,297
Accrued liabilities	(62,272)	(10,269)

Net cash provided by operating activities	4,388	25,515
Investing activities
Purchases of property and equipment	(74,846)	(35,945)

Net cash (used in) investing activities	(74,846)	(35,945)
Financing activities
Proceeds from notes payable and capital leases	0	24,278
Repayments of notes payable and capital leases	(32,508)	(44,549)

Net cash (used in) financing activities	(32,508)	(20,271)
Decrease in cash	(102,966)	(30,701)
Cash at beginning of period	191,618	54,743

Cash at end of period	$88,652	$24,042

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

June 30, 2011 (unaudited) and December 31, 2010

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

The interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of results to be expected for the full year.

Concentration of Risk

For the sixth month period ending June 2011, one customer accounted for 20% of the Company’s revenue. The account has purchased from the Company since 1992. The account has serving locations and is a distributor of the Company’s product. A loss of this account or any other large account, or a significant reduction in sales to any of the of the Company’s principal customers, could have an adverse impact on the Company.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

June 30, 2011 (unaudited) and December 31, 2010

2.	Accounts Receivable

Accounts receivable consist of the following:

	6/30/2011	12/31/2010
Accounts receivable	$245,643	$305,621
Less: allowance for doubtful accounts	(4,791)	(8,035)

Net accounts receivable	$240,852	$297,586

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense (recovery) for the six months ended June 30, 2011 and 2010 was $(2,827) and $(1,077), respectively.

3.	Inventories

Inventories consist of the following:

	6/30/2011	12/31/2010
Coffee
Unroasted	$227,605	$200,775
Roasted	53,966	43,796
Tea	510	371
Packaging, supplies and other merchandise held for sale	142,074	101,391

Total inventories	$424,155	$346,333

4.	Property and Equipment

Property and equipment consist of the following:

	6/30/2011	12/31/2010
Equipment	$408,745	$373,072
Furniture and fixtures	75,002	66,747
Leasehold improvements	414,933	395,350
Transportation equipment	99,498	92,730
Property held under capital leases	106,886	106,886

Total property and equipment	$1,105,064	$1,034,785
Accumulated depreciation	(682,264)	(631,177)

Property and equipment, net	$422,800	$403,608

Depreciation expense for the six months ended June 30, 2011 and 2010 was $52,046 and $49,013, respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

June 30, 2011 (unaudited) and December 31, 2010

5.	Goodwill and Other Intangible Assets

Intangible assets subject to amortization consist of the following:

	6/30/2011	12/31/2010
Leasehold value	$67,000	$67,000
Trademarks	5,127	5,127

Total intangible assets	72,127	72,127
Accumulated amortization	(72,127)	(70,642)

Other intangibles, net of amortization	$—	$1,485

Amortization expense for the six months ended June 30, 2011 and 2010 was $1,485 and $3,103 respectively.

6.	Deposits and Other Assets

Included in Other Assets is $4,013 for website development costs net of amortization.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

June 30, 2011 (unaudited) and December 31, 2010

7.	Long Term Debt

Notes Payable

	6/30/2011	12/31/2010
Note payable to Savings Bank of Mendocino, payable in monthly installments of $4,309 plus interest at 7.25% renewed December 1, 2009, final payment is due on December 1, 2014. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders.	$156,070	$175,866
Line of credit to Savings Bank of Mendocino, payable in monthly installments of interest only at 4% over prime rate with a minimum rate of 7.250% renewed May 10, 2011 (7.250% at June 30, 2011). The note payable for the line of credit is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders. The line is for a maximum of $25,000 and $8,500 has been used as of June 30, 2011.	8,500	11,500
Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996.	19,919	19,919
Note payable to Chrysler Financing, payable in monthly installments of $329, including interest at 15.492%, collateralized by a vehicle, final payment due on January 24, 2011	0	325

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

June 30, 2011 (unaudited) and December 31, 2010

Capital Lease Obligations

	6/30/2011	12/31/2010
Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $621, including interest at 14.32%, collateralized by equipment, final payment due on September 8, 2014.	$19,293	$21,546
Note payable to Bank of the West payable in monthly installments of $489, including interest at 12.69%, collateralized by equipment, final payment due on May 1, 2013	9,938	12,158
Note payable to Bank of the West payable in monthly installments of $427, including interest at 11.83% collateralized by equipment, final payment due on April 1, 2015	15,466	17,058
Note payable to BSB Leasing payable in monthly installments of $285, including interest at 15.89%, collateralized by equipment, final payment due June 2, 2012	4,317	6,242
Note payable to BSB Leasing payable in monthly installments of $390, including interest at 14.30% collateralized by equipment, final payment due on June 2, 2012	3,143	4,540

	$236,646	$269,154
Less current portion	(90,712)	(91,453)

Long term portion of notes payable	$145,934	$177,701

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

June 30, 2011 (unaudited) and December 31, 2010

7.	Long Term Debt (continued)

Interest paid for the six months ended June 30, 2011 and 2010 was $12,758 and $15,380, respectively.

As of June 30, 2011, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Years Ending June 30,
2012	$90,712
2013	59,252
2014	54,481
2015	32,201

$236,646

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

8.	Income Taxes

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

June 30, 2011 (unaudited) and December 31, 2010

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance as of June 30, 2011 are as follows:

Period Ending	Estimated NOL Carryforward Less Temporary Differences	NOL Expires	Benefit From NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
June 30, 2011
Federal	$19,103	2017	$2,865	$(2,865)	$(2,865)	$—
	128,576	2018	19,286	(19,286)	(19,286)	—
	96,867	2023	14,530	(14,530)	(14,530)	—
	49,714	2024	7,457	(7,457)	(7,457)	—
	118,013	2026	17,702	(17,702)	(17,702)	—
	63,303	2028	9,495	(9,495)	(9,495)	—
	48,425	2030	7,264	(7,264)	(7,264)	—
	80,896	2031	12,134	(12,134)	(12,134)	—

	$604,897		$90,733	$(90,733)	$(90,733)	$—

						—
State	$5,881	2028	$520	$(520)	$(520)	$—
	67,858	2028	5,999	(5,999)	(5,999)	—
	59,114	2030	5,226	(5,226)	(5,226)	—
	80,671	2031	7,131	(7,131)	(7,131)	—

	$213,524		$18,876	$(18,876)	$(18,876)	$—

Income taxes at the expected statutory rate are reconciled to the Company’s actual income taxes as follows:

2011
Tax (benefit) at federal statutory rate	(15.00)%
State tax (benefit) net of federal benefit	(7.50)
Non-taxable differences	3.52
Temporary differences	(21.76)
Valuation allowance	42.53

Tax provision - effective rate	1.79

Income taxes paid for the six months ended June 30, 2011 and the year ended December 31, 2010 were $800 and $800 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

June 30, 2011 (unaudited) and December 31, 2010

9.	Operating Leases

The Company leases some office equipment under noncancelable operating leases with terms ranging from three to five years.

As of June 30, 2011, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

Years Ending June 30,
2012	$8,780
2013	6,652
2014	5,961
2015	1,045

$22,438

Total operating lease payments for the six months ended June 30, 2011 and 2010 was $5,454 and $5,454, respectively.

10.	Long Term Leases

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

As of June 30, 2011, minimum future rental payments under noncancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years ending June 30,
2012	$115,344
2013	103,200
2014	103,200
2015	103,200
2016	17,200

$442,144

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

June 30, 2011 (unaudited) and December 31, 2010

11.	Related Party Transactions

As of June 30, 2011, the Company has an interest only note payable totaling $19,919, due on demand, to Paul and Joan Katzeff, (the Company’s majority shareholders, directors and officers). The outstanding loan is uncollateralized and requires monthly payments of interest only at 12% per annum and is due on demand after June 30, 1996. The Company also leases properties from its majority shareholders.

The Company purchased a container of coffee (37,500 pounds) costing $104,600 from three cooperatives in Nicaragua in June 2010 and has paid for the container through February of 2011. Ethical trading and Investment Company of Nicaragua (Etico) acted as importer and financed the transaction. Nicolas Hoskyns, a director of the Company, is the managing director of Etico. The Company anticipates that it will purchase an additional container this year.

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the six months ended June 30, 2011, is as follows:

Interest payments	$1,315
Rent payments	$51,600

The Company’s majority shareholders’ also guarantee certain notes payable of the Company (See Note 7).

12.	Information on Business Segments

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

Selected financial data by business segment

	6/30/2011	6/30/2010
Net Sales
Specialty Coffee	$1,854,960	$1,879,217
Bakery	202,734	239,478

Total	$2,057,694	$2,118,695

Intersegment Sales
Specialty Coffee	$14,874	$25,913

Total Sales	$2,042,820	$2,092,782

Operating Income/(Loss)
Specialty Coffee	$(15,472)	$6,715
Bakery	(39,927)	(68,876)

Total	$(55,399)	$(62,161)

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (Continued)

June 30, 2011 (unaudited) and December 31, 2010

12.	Information on Business Segments (continued)

	6/30/2011	6/30/2010
Depreciation and Amortization
Specialty Coffee	$27,826	$34,242
Bakery	9,365	12,080

Total	$37,192	$46,322

Interest Expense
Specialty Coffee	$12,010	$14,174
Bakery	748	1,206

Total	$12,758	$15,380

	6/30//2011	12/31/2010
Assets
Specialty Coffee	$1,125,998	$1,188,298
Bakery	69,463	77,818

Total	$1,195,461	$1,266,116

Fixed Assets, Net
Specialty Coffee	$379,430	$352,357
Bakery	43,371	51,251

Total	$422,800	$403,608

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

The Company has a revolving line of credit for $25,000 of which $8,500 is currently outstanding and a term debt facility of $156,070 with the Savings Bank of Mendocino. The term debt is a five-year note due December 1, 2014 and the line of credit is renewed annually. If the credit line should not be renewed, the stability of the Company’s business would be in question. “See Liquidity and Capital Resources.”

The Company experienced a major fire at its plant and office facility on July 5, 2010. There were no reported injuries. The fire was deemed by the Mendocino County Sheriff’s office to be arson. As a result of the fire, the Company’s offices, packing, tasting room and shipping facility were destroyed. However, the Company’s roasting and warehouse facility, where the Company stored most of its green beans, was not damaged. The Company has resumed its administrative, packaging, tasting and shipping activities using its remaining facility and renting additional office and warehouse space in the Fort Bragg area. The damaged portion of the facility has been razed and the Company is currently working with an architect to reconstruct the building. The Company expects that a portion of the loss resulting from the fire will be covered by it current building, personal property, business interruption and additional expense insurance, however, the full amount that the Company will be able to recover under this insurance policy is still being determined. Up to the first $1,000 of the loss will be borne by the Company as a deductible expense of the policy.

Results of Operations

Three months ended June 30, 2011 versus June 30, 2010

Income and Expense	Increase (Decrease)	Percent Change
Net Sales	$(6,087)	(0.6)%
Cost of Sales	9,692	1.5%
Gross Margin %	(1.2)%	(3.0)%
Selling, G&A Expense	(53,733)	(12.9)%
Depreciation And Amortization	(5,267)	(22.2)%
Interest Expense	(1,232)	(16.2)%
Net Income (Loss)	45,711	—

Net sales for the three months ended June 30, 2011 were $1,083,607 down .6%, or over $6,000 when compared with net sales of $1,089,694 for the same period in fiscal 2010.

Distribution revenues (e.g., revenues generated on the Company’s own truck distribution) were up $11,000 or 3% for the three months ended June 30, 2011, when compared with distribution sales for the same period in 2010. Sales on the coast of Mendocino were up slightly for the quarter.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were up $2,000 for the three months ended June 30, 2011 when compared to national sales for the same period in 2010.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) were flat for the three months ended June 30, 2011 when compared to mail order sales for the same period in 2010.

Sales of the Company’s bakery were down $19,000 for the three months ended June 30, 2011 when compared to bakery sales for the same period in 2010. Lower customer counts and lower sales dollars per transaction combined with reduced hours resulted in the decrease.

Cost of sales for the three months ended June 30, 2011 were $662,613, up 1.5%, or over $9,600 when compared with the cost of sales of $652,921 for the same period in 2010. This increase was a result of higher cost of green beans. Cost per pound of green beans in the second quarter was $2.98 in 2011 versus $2.45 for the same period in 2010 or nearly $78,000 additional cost. The higher cost of green beans was offset somewhat by a decrease of food costs and labor at the bakery and rent expense at the coffee company that was paid as part of the insurance coverage due to the fire.

Gross margin percentage (gross profit as a percentage of net sales) for the three months ended June 30, 2011 was 38.9%, down 1.2 % when compared with gross margin of 40.1% for the same period in 2010. The decline in gross margin was a result of higher green bean costs.

Selling, general and administrative expenses were $363,069 for the three months ended June 30, 2011, a decrease of 12.9% or nearly $54,000 when compared with the selling, general and administrative expenses of $416,802 for the same period in 2010. The decrease was a result of rent expense at the coffee company that was paid as part of the insurance coverage due to the fire and a reduction of commissions paid to non-profit partners because of a revision of the program.

Depreciation and amortization expenses for the three months ended June 30, 2011 were $17,384, a 22.2 % decrease, or over $5,200 when compared to depreciation and amortization expense of $22,651 for the same period in 2010.

Interest expense for the three months ended June 30, 2011 was $6,382 a 16.2% decrease compared with interest expense of $7,614 for the same period in 2010. Total debt is $236,646 at June 30, 2011 versus $269,154 at December 31, 2010.

As a result of the foregoing factors, the Company had a net profit of $33,005 for the three months ended June 30, 2011, compared to a loss of $12,706 for the same period in 2010. Because of the sales declines and higher costs of green beans, there can be no assurances that the Company will be profitable in future periods.

Six Months ended June 30, 2011 versus June 30, 2010:

Income and Expense	Increase/(Decrease)	Percent Change
Sales	$(49,962)	(2.4)%
Cost of Sales	379	0%
Gross Margin	(1.5)%	(4.0)%
Selling G & A Expense	(47,974)	(5.9)%
Depreciation and Amortization	(9,130)	(19.7)%
Interest Expense	(2,622)	(17.0)%
Net Income/(Loss)	37,533	—

Net sales for the six months ended June 30, 2011 were $2,042,820 a decrease of nearly $50,000 or 2.4%, when compared to sales of $2,092,782 for the same period in 2010.

Distribution revenues (e.g., revenues generated on the Company’s own truck distribution) were up $22,000 or 2%, for the six months ended June 30, 2011 when compared to the same period in 2010. Sales are up on the Mendocino coast and Sonoma County compared to last year during the same period.

National Revenues (e.g., revenues not derived by mail order and direct truck distribution) were down $15,000 or 2.5%, for the six months ended June 30, 2011 when compared to sales for the same period in 2010. Sales to the distributor in southern California have decreased because of the overall economic decline.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) were down $20,000 or 8%, for the six months ended June 30, 2011 when compared to sales for the same period in 2010. The drop was a result of a slowdown in the Company’s online store volume and reduction in sales to its non-profit partners.

Sales of the Company’s bakery were down $37,000 or 15%, for the six months ended June 30, 2011 when compared to the same period in 2010 because of a decline in customer counts and lower sales dollars per transaction coupled with shorter hours of operation.

Cost of sales for the six months ended June 30, 2011 were $1,301,606 an increase of nearly $400 when compared with the cost of sales of $1,301,227 for the same period in 2010. The increase was attributed to the higher cost of green beans offset by rent expense paid by the insurance company as a result of the fire.

Gross margin (gross profit as a percentage of net sales) for the six months ended June 30, 2011 was 36.3%, down 1.5% when compared with gross margin of 37.8% for the same period in 2010. The drop in gross margin is attributed to the higher bean costs at the coffee company and higher raw ingredient costs at the bakery.

Selling, general and administrative expenses were $759,421 for the six months ended June 30, 2011, a decrease of nearly $48,000 or 5.9%, when compared to selling, general and administrative expenses of $807,395 for the same period in 2010. The decrease was a result of rent expense that was paid because of the insurance coverage as a result of the fire and a reduction in commissions paid to non-profit partners because of an adjustment to the program.

Depreciation and amortization expenses for the six months ended June 30, 2011 were $37,192 a decline of over $9,100 or 19.7%, when compared to depreciation and amortization expenses of $46,322 for the same period in 2010.

Interest expense for the six months ended June 30, 2011 was $12,758 a decrease of nearly $3,000 or 17%, when compared to interest expense of $15,380 for the same period in 2010. Total debt has been reduced by $32,508 since December 31, 2010.

As a result of the forgoing items, the Company had a net loss for the six months ended June 30, 2011 of $45,437 compared to a loss of $82,970 for the same period in 2010. Because of the sales decline and the higher cost of green beans, there can be no assurances that the Company will be profitable in any future periods.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011 the Company had working capital of $129,214 versus working capital of $223,761 as of December 31, 2010. The decrease in working capital is due primarily to the decrease in cash of $102,966. The decline in cash was a result of an insurance advance that was received in late December of 2010.

Net cash provided by operating activities was $4,388 for the six months ended June 30, 2011 compared to net cash provided by operating activities for the six months ended June 30, 2010 of $25,515. The decrease in net cash provided by operating activities in the six months of 2011 was principally the result of an increase in inventory as a container of coffee was received in June 2011.

Cash used in investing activities was $74,846 for the six months ended June 30, 2011 compared to $35,945 used in the same period in 2010. The increase in capital additions this year was a result of the fire that occurred in July of 2010. Additions included $23,000 for the completion of converting the warehouse to a packaging facility, $20,000 for a vacuum sealer for bulk packing, $7,000 for a used pickup truck, $13,500 for brewing and grinding equipment and $9,500 for computer equipment.

Net cash used in financing activities for the six months ended June 30, 2011 was $32,508 compared to net cash used in financing activities of $20,271 during the same period in 2010. The increase in cash used in financing activities was a result of a new capital lease in 2010 offset by a reduction of repayment of notes payable because of lower debt in 2011.

Because of the operating loss, capital acquisitions and repayment of debt, cash at June 30, 2011 declined by nearly $103,000 from the cash balance of $191,618 at January 1, 2010 but increased by nearly $65,000 from cash at June 30, 2010 of $24,042.

In December 2009, the Company extended a term note with the Savings Bank of Mendocino. This note is for five years and is due on December 1, 2014 with an interest rate of 7.25%. The note is collateralized by the Company’s accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. This note is personally guaranteed by the Company’s majority shareholders. As of June 30, 2011, the balance on the note is $156,070. (See Note 7 of Notes to the Financial Statements)

The Company also has a $25,000 line of credit with the Savings Bank of Mendocino. The credit line is interest only payments renewable annually at 4% over the prime rate with a minimum rate of 7.250% and was renewed in May 10, 2011. The rate was 7.250% at June 30, 2011 with an outstanding balance on the line of $8,500. The credit line is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. The line of credit is personally guaranteed by the Company’s majority shareholders. (See Note 7 of Notes to Financial Statements)

The Company has an interest-only note for $19,919 payable to the majority shareholders, directors and officers, Joan and Paul Katzeff. The interest-only note bears interest at 12%, with balance due on demand after June 30, 1996 and is uncollateralized. (See Note 7 and Note 11 of Notes to Financial Statements)

At June 30, 2011, the Company had total borrowings of $236,646 including $164,570 owing to the Savings Bank of Mendocino. This compares to total borrowings of $269,154 as of December 31, 2010, including $187,366 outstanding to the Savings Bank of Mendocino.

For long-term debt, see Note 7 and Note 11 of the Notes to Financial Statements. For operating leases, see Note 9 of the Notes to Financial Statements. For real estate leases, see Note 10 and Note 11 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$236,646	$90,712	$113,733	$32,201	$0
Operating Leases	22,438	8,780	12,613	1,045	0
Real Estate Leases	442,144	115,344	206,400	120,400	0

Total Cash Obligations	$701,228	$214,836	$332,746	$153,646	$0

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011. Based on that evaluation, the Company’s management, including the Chief Executive Officer, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s Disclosure controls over financial reporting during the second quarter of 2011 that have materially affected or are reasonably likely to affect the Company’s internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

-None-

ITEM 1A. RISK FACTORS

We have concerns regarding the current economic situation. The United States and the global economy are experiencing severe instability in the commercial and investment banking systems which likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company’s operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

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

The Company experienced a major fire on July 5, 2010. The Company has building, personal property, extra expense, loss of rent and business interruption insurance coverage which has been renewed on April 1, 2011. Although the Company has continued the packaging and shipping operations and have located the administrative and warehousing operation in leased facilities, the Company has not had a final settlement on the building, the business personal property and the business interruption insurance. The Company has not begun to rebuild its facility but has been working with architects to develop a design concept to prepare building construction estimates. Up to the first $1,000 of the loss will be borne by the Company as a deductible per the terms of the policy.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

- None –

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- None –

ITEM 4. REMOVE AND RESERVED

- None -

ITEM 5. OTHER INFORMATION

- None –

ITEM 6. EXHIBITS

a.	Exhibits

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (President)

31.3	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (President).

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

101*+	The following materials from Thanksgiving Coffee Quarterly Report on Form 10-Q for the quarter ended
June 30, 2011, to be filed in August 2011 formatted in Extensible Business Reporting Language (XBRL):

(i) Balance Sheets, (ii) Balance Sheets (Parenthetical), (iii) Statement of Operations, (iv) Statement of Cash Flows, (v) Related Notes.

*	Filed or furnished herewith.
+	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this Quarterly Report to be signed on it behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ SAM KRAYNEK Sam Kraynek	Chief Executive Officer	August 15, 2011

/s/ BEN COREY-MORAN Ben Corey-Moran	President	August 15, 2011

/s/ SAM KRAYNEK Sam Kraynek	Chief Financial Officer	August 15, 2011