Form 10-Q
period 2011-09-30
THANKSGIVING COFFEE CO INC
filed 2011-11-14
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

On November 12, 2011 the registrant had 1,236,744 shares of Class A common stock, no par value per share, outstanding.

FORM 10-Q

Financial Statements

and Notes to Financial Statements

Thanksgiving Coffee Company, Inc.

For the Nine Months Ended September 30, 2011 and 2010

PART 1. Financial Information

Item 1. Financial Statements

The financial statements included herein have been prepared by Thanksgiving Coffee Company, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2011and December 31, 2010, and its results of operations for the three month and nine month periods ended September 30, 2011 and 2010 and its cash flows for the nine month periods ended September 30, 2011 and 2010. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-K

Thanksgiving Coffee Company, Inc.

Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)	(See Note 1)
Assets
Current assets
Cash	$138,253	$191,618
Accounts receivable, net of allowance	245,107	297,586
Inventories	561,326	346,333
Prepaid expenses	15,683	20,559

Total current assets	960,369	856,096

Property and equipment
Property and equipment	1,117,535	1,034,785
Accumulated depreciation	(704,951)	(631,177)

Total property and equipment	412,584	403,608

Other assets
Deposits and other assets	3,350	4,927
Other intangibles, net of amortization	—	1,485

Total other assets	3,350	6,412

Total assets	$1,376,303	$1,266,116

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)	(See Note 1)
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$507,797	$430,899
Notes payable - bank	42,212	51,793
Notes payable - other	—	324
Note Payable - shareholders	—	19,919
Capital lease obligations	19,529	19,416
Accrued liabilities	72,103	109,984

Total current liabilities	641,641	632,335

Long term debt
Notes payable - bank	103,720	135,573
Capital lease obligations	27,678	42,128

Total long term debt	131,398	177,701

Total liabilities	773,039	810,036

Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(283,152)	(430,336)

Total shareholders’ equity	603,264	456,080

Total liabilities and shareholders’ equity	$1,376,303	$1,266,116

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Operations

Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Income
Net sales	$1,109,793	$990,273	$3,152,613	$3,083,055
Cost of sales	785,120	600,222	2,086,726	1,901,449

Gross profit	324,673	390,051	1,065,887	1,181,606

Operating expenses
Selling, general and administrative expenses	397,094	366,765	1,156,515	1,174,160
Depreciation and amortization	21,237	21,736	58,429	68,058

Total operating expenses	418,331	388,501	1,214,944	1,242,218

Operating profit/ (loss)	(93,658)	1,550	(149,057)	(60,612)

Other income (expense)
Miscellaneous income/ (expense), net	292,512	107,080	316,032	102,452
Interest expense	(6,234)	(8,769)	(18,992)	(24,149)

Total other income (expense)	286,278	98,311	297,040	78,303

Profit/ (loss) before income taxes	192,620	99,861	147,983	17,691
Income tax expense	—	—	(800)	(800)

Net profit/ (loss)	$192,620	$99,861	$147,183	$16,891

Profit/ (loss) per share (basic and dilutive)	$0.156	$0.081	$0.119	$0.014
Weighted average number of shares	1,236,744	1,236,744	1,236,744	1,236,744

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

Unaudited

	For the Nine Months September 30,
	2011	2010
Operating activities
Net Income	$147,183	$16,891
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	78,289	77,649
Allowance for bad debts	(3,028)	(252)
(Gain) on disposal of assets	0	(480,000)
Proceeds from insurance recovery for losses	0	555,000
(Increase) decrease in:
Accounts receivable	52,479	(4,396)
Inventories	(214,993)	64,321
Prepaid expenses	4,875	5,652
Deposits and other assets	1,577	(19,783)
Increase (decrease) in:
Accounts payable	76,898	65,016
Accrued liabilities	(37,881)	29,453

Net cash provided by operating activities	105,399	309,551

Investing activities
Purchases of property and equipment	(82,749)	(39,294)
Net cash (used in) investing activities	(82,749)	(39,294)

Financing activities
Repayments of notes payable and capital leases	(76,015)	(39,750)

Net cash (used in) financing activities	(76,015)	(39,750)

Increase in cash	(53,365)	230,687
Cash at beginning of period	191,618	54,743

Cash at end of period	$138,253	$285,430

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

September 30, 2011 (unaudited) and December 31, 2010

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

The interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of results to be expected for the full year.

Concentration of Risk

For the ninth month period ending September 2011, one customer accounted for 19% of the Company’s revenue. The account has purchased from the Company since 1992. The account has serving locations and is a distributor of the Company’s product. A loss of this account or any other large account, or a significant reduction in sales to any of the of the Company’s principal customers, could have an adverse impact on the Company.

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

2. Accounts Receivable

Accounts receivable consist of the following:

	9/30/2011	12/31/2010
Accounts receivable	$250,114	$305,621
Less: allowance for doubtful accounts	(5,007)	(8,035)

Net accounts receivable	$245,107	$297,586

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense (recovery) for the nine months ended September 30, 2011 and 2010 was $(1,534) and $(209) respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

September 30, 2011 (unaudited) and December 31, 2010

3. Inventories

Inventories consist of the following:

	9/30/2011	12/31/2010
Coffee
Unroasted	$385,012	$200,775
Roasted	33,232	43,796
Tea	310	371
Packaging, supplies and other merchandise held for sale	142,772	101,391

Total inventories	$561,326	$346,333

4. Property and Equipment

Property and equipment consist of the following:

	9/30/2011	12/31/2010
Equipment	$415,516	$373,072
Furniture and fixtures	80,702	66,747
Leasehold improvements	414,933	395,350
Transportation equipment	99,498	92,730
Property held under capital leases	106,886	106,886

Total property and equipment	1,117,535	1,034,785
Accumulated depreciation	(704,951)	(631,177)

Property and equipment, net	$412,584	$403,608

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $73,774 and $73,741 respectively.

5. Goodwill and Other Intangible Assets

Intangible assets subject to amortization consist of the following:

	9/30/2011	12/31/2010
Leasehold value	$67,000	$67,000
Trademarks	5,127	5,127

Total intangible assets	72,127	72,127
Accumulated amortization	(72,127)	(70,642)

Other intangibles, net of amortization	0	$1,485

Amortization expense for the nine months ended September 30, 2011 and 2010 was $1,485 and $3,907 respectively. No change in the current period.

6. Deposits and Other Assets

Included in Deposits and Other Assets is $3,350 for website development costs net of amortization.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

September 30, 2011 (unaudited) and December 31, 2010

7. Long Term Debt

Notes Payable

	9/30/2011	12/31/2010
Note payable to Savings Bank of Mendocino, payable in monthly installments of $4,309 plus interest at 7.25% renewed December 1, 2009, final payment is due on December 1, 2014. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders.	$145,932	$175,866

Line of credit to Savings Bank of Mendocino, payable in monthly installments of interest only at 4% over prime rate renewed May 10, 2011 with a minimum rate of 7.25% (7.25% at September 30, 2011). The note payable for the line of credit is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders. The line is for a maximum of $25,000, the $8,500 outstanding balance was paid July 26, 2011 .	0	11,500

Note payable to majority shareholders, Paul and Joan Katzeff, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996. Balance of $19,919 was paid in September 2011.	0	19,919

Note payable to Chrysler Financing, payable in monthly installments of $329, including interest at 15.492%, collateralized by a vehicle, final payment due on January 24, 2011	0	324

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

September 30, 2011 (unaudited) and December 31, 2010

7. Long Term Debt (continued)

Capital Lease Obligations

	9/30/2011	12/31/2010
Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $621, including interest at 14.32%, collateralized by equipment, final payment due on September 8, 2014.	$18,105	$21,546

Note payable to Bank of the West payable in monthly installments of $489, including interest at 12.69%, collateralized by equipment, final payment due on May 1, 2013	8,774	12,158

Note payable to Bank of the West payable in monthly installments of $427, including interest at 11.83%, collateralized by equipment, final payment due on April 1, 2015	14,633	17,058

Note payable to BSB Leasing payable in monthly installments of $285, including interest at 15.89%, collateralized by equipment, final payment due June 2, 2012	3,294	6,242

Note payable to BSB Leasing payable in monthly installments of $390, including interest at 14.30% collateralized by equipment, final payment due on June 2, 2012	2,401	4,540

	$193,139	$269,153
Less current portion	(61,741)	(91,452)

Long term portion of notes payable	$131,398	$177,701

Interest paid for the nine months ended September 30, 2011 and 2010 was $18,992 and $24,149, respectively.

As of September 30, 2011, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Years Ending September 30,
2012	61,741
2013	59,252
2014	54,480
2015	17,666
—

$193,139

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

September 30, 2011 (unaudited) and December 31, 2010

8. Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist of the benefit from net operating loss (NOL) carry forwards and temporary differences. The net operating loss carry forwards expire in various years through 2030. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operation loss carry forwards. Net operating loss carry forwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance as of September 30, 2011 are as follows:

Period Ending	Estimated NOL Carryforward Less Temporary Differences	NOL Expires	Benefit From NOL	Valuation Allowance
September 30, 2011
Federal	$19,103	2017	$2,865	$(2,865)
	128,576	2018	19,286	(19,286)
	96,867	2023	14,530	(14,530)
	49,714	2024	7,457	(7,457)
	118,013	2026	17,702	(17,702)
	44,307	2028	6,646	(6,646)

	$456,580		$68,486	$(68,486)

State	$5,881	2026	$520	$(520)
	59,614	2028	5,270	(5,270)

	$65,495		$5,790	$(5,790)

Income taxes at the expected statutory rate are reconciled to the Company’s actual income taxes as follows:

2011
Tax (benefit) at federal statutory rate	(15.00)%
State tax (benefit) net of federal benefit	(7.50)
Non-taxable differences	(2.01)
Temporary differences	14.26
Valuation allowance	9.71

Tax provision - effective rate	(0.54)

Income taxes paid for the nine months ended September 30, 2011 and the year ended December 31, 2010 were $800 and $800 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

September 30, 2011 (unaudited) and December 31, 2010

9. Operating Leases

The Company leases some office equipment under non-cancelable operating leases with terms ranging from three to five years.

As of September 30, 2011, minimum annual lease payments due under these agreements for each of the next three years and in the aggregate were:

Years Ending September 30,
2012	6,652
2013	6,652
2014	2,040

$15,344

Total operating lease payments for the nine months ended September 30, 2011 and 2010 was $5,344 and $8,182, respectively.

10. Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The ten-year lease term ends May 31, 2015. Effective July 1, 2011 rent was reduced temporarily to $4,600 a month to reflect reduction in usable square footage as a result of fire damage. After the building has been repaired, the original monthly rental payments of $8,600 will resume.

The Company also leases a bakery establishment in Mendocino, California under operating leases expiring September 30, 2011. The lease provides for monthly rental payments of approximately $4,600. The lease will continue on a month-to-month basis until December 31, 2011.

As of September 30, 2011, minimum future rental payments under non-cancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years Ending September 30,
2012	69,000
2013	55,200
2014	103,200
2015	103,200

$330,600

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

September 30, 2011 (unaudited) and December 31, 2010

11. Related Third Party Transactions

The Company purchased nearly 3 containers of coffee (90,000 pounds) costing $338,048 from three cooperatives in Nicaragua in June through August 2011. Ethical Trading and Investment Company of Nicaragua (Etico) acted as importer for the transaction. Nicolas Hoskyns, a Director of the Company, is the managing director of Etico.

The Company leases its production and warehouse facilities from its majority shareholders. The summary of payments made to its majority shareholders in connection with these related third party transactions for the nine months ended September 30, 2011 are as follows:

Interest payments	$1,973
Rent payments	$69,200
Principal payments	$19,919

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

Selected financial data by business segment

	9/30/2011	9/30/2010
Net Sales
Specialty Coffee	$2,841,844	$2,721,121
Bakery	340,026	396,006

Total	$3,181,870	$3,117,127

Intersegment Sales
Specialty Coffee	$29,257	$34,072

Total Sales	$3,152,613	$3,083,055

Operating Income/(Loss)
Specialty Coffee	$(107,196)	$10,015
Bakery	(41,861)	(70,627)

Total	$(149,057)	$(60,612)

Depreciation and Amortization
Specialty Coffee	$44,874	$50,395
Bakery	13,555	17,663

Total	$58,429	$68,058

Interest Expense
Specialty Coffee	$17,985	$22,424
Bakery	1,007	1,725

Total	$18,992	$24,149

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

September 30, 2011 (unaudited) and December 31, 2010

12. Information on Business Segments (continued)

	9/30/2011	12/31/2010
Assets

Specialty Coffee	$1,297,305	$1,188,298
Bakery	78,998	77,818

Total	$1,376,303	$1,266,116

Fixed Assets

Specialty Coffee	$373,404	$352,357
Bakery	39,180	51,251

Total	$412,584	$403,608

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

The Company has a revolving line of credit for $25,000 of which $ 0 is currently outstanding and a term debt facility of $145,932 with the Savings Bank of Mendocino. The term debt is a five-year note due December 1, 2014 and the line of credit is renewed annually. If the credit line should not be renewed, the stability of the Company’s business would be in question. “See Liquidity and Capital Resources.”

Results of Operations

Three months ended September 30, 2011 versus September 30, 2010

Income and Expense	Increase (Decrease)	Percent Change
Net Sales	$119,520	12.07%
Cost of Sales	184,898	30.80%
Gross Margin %	29.26%	(10.13)%
Selling, G&A Expense	30,328	8.27%
Depreciation And Amortization	(499)	(2.29)%
Interest Expense	(2,535)	(28.90)%
Net Income (Loss)	92,759	—%

Net sales for the three months ended September 30, 2011 were $1,109,793, up 12%, or approximately $119,000 when compared with net sales of $990,273 for the same period in fiscal 2010.

Distribution revenues (e.g., revenues generated on the Company’s own truck distribution) were up over $55,000 or 13.7% for the three months ended September 30, 2011, when compared with distribution sales for the same period in 2010. Sales on the coast of Mendocino and Humboldt counties were up for the quarter.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were up over $64,000, or 16% for the three months ended September 30, 2011 when compared to national sales for the same period in 2010. The increase in sales is primarily in North Central Valley area.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) increased $15,000, or 17% for the three months ended September 30, 2011 when compared to mail order sales for the same period in 2010. Sales increases were a result of having more normal production of package product in 2011 versus the fire-related shortages in 2010.

Sales of the Company’s bakery were down $20,000 for the three months ended September 30, 2011 when compared to bakery sales for the same period in 2010. Lower customer counts and lower sales dollars per transaction contributed to the decline.

Cost of sales for the three months ended September 30, 2011 were $785,120 up over 30%, or nearly $185,000 when compared with the cost of sales of $600,022 for the same period in 2010. This increase was a result of continuing higher cost of green beans. Average cost per pound in the third quarter was $3.38 versus $2.48 for the same period in 2010, or over $137,000 in additional green bean cost.

Gross margin percentage (gross profit as a percentage of net sales) for the three months ended September 30, 2011 was 29%, down 10 % when compared with gross margin of 39% for the same period in 2010.

Selling, general and administrative expenses were $397,093 for the three months ended September 30, 2011, an increase of 8% or over $30,000 when compared with the selling, general and administrative expenses of $366,765 for the same period in 2010. The increases are in Wages, timing of billing for 2010 Tax Return which typically is billed in second quarter, and the new SEC requirement for 10Q - xBRL filings.

Depreciation and amortization expenses for the three months ended September 30, 2011 were $21,237 compared to $21,736 for the same period in 2010.

Interest expense for the three months ended September 30, 2011 was $6,234 compared with interest expense of $8,769 for the same period in 2010. Total debt is $193,139 at September 30, 2011 versus $269,153 at December 31, 2010, due to repayment of loan from majority shareholder and credit line from Savings Bank of Mendocino, along with pay down of term note also with Savings Bank of Mendocino.

Miscellaneous income for the three months ended September 30, 2011 was $292,512 versus $107,080 for the same period in 2010. The increase in other income is the result of advances from the insurance company over the expenses incurred by the Company through September 30, 2011. As a result of the foregoing factors, the Company had a net profit of $192,620 for the three months ended September 30, 2011, compared to a profit of $99,861 for the same period in 2010, however, operating profit before insurance advances for the three month period ended September 30, 2011 was a loss of ($93,658) compared to a profit of $1,550 for the same period 2010 The higher cost of green beans is a major contributing factor of the operating profit loss.

Nine Months ended September 30, 2011 versus September 30, 2010:

Income and Expense	Increase/(Decrease)	Percent Change
Sales	$69,558	2.3%
Cost of Sales	185,277	9.7%
Gross Margin	(4.5)%	(9.8)%
Selling G & A Expense	(17,646)	(1.5)%
Depreciation and Amortization	(9,629)	(14.2)%
Interest Expense	(5,157)	(21.4)%
Net Income/(Loss)	130,292	—%

Net sales for the nine months ended September 30, 2011 were $3,152,613 an increase of over $69,000 or 2.3%, when compared to sales of $3,083,055 for the same period in 2010.

Distribution revenues (e.g., revenues generated on the Company’s own truck distribution) were up $75,000 or 6%, for the nine months ended September 30, 2011 when compared to the same period in 2010. Sales were higher this year because of a more normal delivery schedule in the third quarter of 2011 compared to the startup of deliveries after the fire in 2010. Sales of the Company’s north coast territory were also improved.

National Revenues (e.g., revenues not derived by mail order and direct truck distribution) were up $35,000 or 3%, for the nine months ended September 30, 2011 when compared to sales for the same period in 2010. The increase was a result of normal shipments during the third quarter of 2011 compared to the reduced shipments in 2010 because of the fire.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) were up $7,000 or 3% for the nine months ended September 30, 2011 when compared to sales for the same period in 2010. Sales for the first six months of 2011 were down 6%, but have increased in the third quarter over the third quarter of 2010 which was down because of the fire.

Sales of the Company’s bakery were down $56,000 or 14%, for the nine months ended September 30, 2011 when compared to the same period in 2010 because of a decline in customer counts and lower sales dollars per transaction.

Cost of sales for the nine months ended September 30, 2011 were $2,086,726 an increase of nearly $186,000 or 9.7% when compared with the cost of sales of $1,901,449 for the same period in 2010. The increase was a result of higher green bean costs. Green bean costs per pound have risen from $2.46 in 2010 to 3.03 in 2011 resulting in an increase of nearly $245,000 offset by lower payroll expenses and rent expense paid by the insurance company because of the fire.

Gross margin (gross profit as a percentage of net sales) for the nine months ended September 30, 2011 was 33.8%, down 4.5% when compared with gross margin of 38.3% for the same period in 2010. The drop in gross margin is attributed to the higher bean costs at the coffee company offset somewhat by lower payroll and rent expense noted above.

Selling, general and administrative expenses were $1,156,514 for the nine months ended September 30, 2011, a decrease of nearly $18,000 or 1.5%, when compared to selling, general and administrative expenses of $1,174,160 for the same period in 2010. The decrease was a result of a decrease in rent expense paid by the insurance company because of the fire and lower commission expense.

Depreciation and amortization expenses for the nine months ended September 30, 2011 were $58,429 a decline of over $9,629 or 14.2%, when compared to depreciation and amortization expenses of $68,058 for the same period in 2010. The decrease was a result of assets that were written off because of the fire at year end and not yet replaced.

Interest expense for the nine months ended September 30, 2011 was $18,992 a decrease of over $5,000 or 21.4%, when compared to interest expense of $24,149 for the same period in 2010. Total debt has been reduced by over $76,000 since December 31, 2010.

Miscellaneous income for the nine months ended September 30, 2011 was $316,032 or $213,580 higher when compared to miscellaneous income of $102,452 for the same period in 2010. Increases in miscellaneous income this year was a result of continuing insurance company settlements for the fire loss incurred July 5, 2010.

As a result of the forgoing items, the Company had a net profit for the nine months ended September 30, 2011 of $147,183 compared to a net profit of $16,891 for the same period in 2010, as opposed to operating losses of ($149,057) and ($60,612) for the same nine month periods. Because of past sales decline, increases in green bean costs and the unresolved claim with the insurance carrier, there can be no assurances that the Company will be profitable in any future periods.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, the Company had working capital of $318,728 versus working capital of $244,700 as of December 31, 2010. The increase in working capital is due primarily to the increase in inventory offset by higher payables.

Net cash provided by operating activities was $105,399 for the nine months ended September 30, 2011 compared to net cash provided by operating activities for the nine months ended September 30, 2010 of $309,551. The decrease in net cash provided by operating activities in the nine months of 2011 was principally the result of the advances from the insurance company relating to the Company’s fire coverage were reduced this year compared to last and the increase in green bean inventory purchases this year.

Cash used in investing activities was $82,749 for the nine months ended September 30, 2011 compared to $39,294 used in the same period in 2010. Capital additions for the first nine months of 2011 were $23,000 to rewire the warehouse to accommodate all of the packing equipment, $7,000 for a used pickup truck, $5,000 for a T-1 communication line, $13,500 for new local area network computer servers and upgraded Microsoft office programs, $13,500 for brewing equipment and $20,000 for a new bag sealer.

Net cash used in financing activities for the nine months ended September 30, 2011 was $76,015 compared to net cash used in financing activities of $39,750 during the same period in 2010. The increase in cash used in financing activities was a result of repayment of debt including the $19,919 note payable due to the principal shareholders.

Because of the reduction in cash settlements from the insurance company and the repayment of debt along with the increase in green bean inventory, cash at September 30, 2011 decreased by $53,366 versus the cash balance at January 1, 2011. There was an $147,178 decrease in cash versus the same nine month period ending September 30, 2010.

In December 2009, the Company extended a term note with the Savings Bank of Mendocino. This note is for five years and is due on December 1, 2014 with an interest rate of 7.25%. The note is collateralized by the Company’s accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. This note is personally guaranteed by the Company’s majority shareholders. As of September 30, 2011, the balance on the note is $145,932. (See Note 7 of Notes to the Financial Statements)

The Company also has a $25,000 line of credit with the Savings Bank of Mendocino. The credit line is interest only payments renewable annually at 4% over the prime rate with a minimum rate of 7.25% and was renewed in May of 2011 The rate was 7.25% at September 30, 2011 with no outstanding balance on the line. The credit line is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. The line of credit is personally guaranteed by the Company’s majority shareholders. (See Note 7 of Notes to Financial Statements)

The Company has repaid the note for $19,919 payable to the majority shareholders, directors and officers, Joan and Paul Katzeff in the third quarter. (See Note 7 and Note 11 of Notes to Financial Statements)

At September 30, 2011, the Company had total borrowings of $193,139 including $145,932 owing to the Savings Bank of Mendocino. This compares to total borrowings of $269,153 as of December 31, 2010, including $187,366 outstanding to the Savings Bank of Mendocino.

For long-term debt, see Note 7 and Note 11 of the Notes to Financial Statements. For operating leases, see Note 9 of the Notes to Financial Statements. For real estate leases, see Note 10 and Note 11 of the Notes to Financial Statements.

	After 5 years	After 5 years	After 5 years	After 5 years	After 5 years
	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$191,139	$61,741	$126,732	$2,666	$—
Operating Leases	15,344	6,652	8,692	—	—

	After 5 years	After 5 years	After 5 years	After 5 years	After 5 years
	Payments Due By Period
Real Estate Leases	347,800	69,000	158,400	120,400	—
Total Cash Obligations	$554,283	$137,393	$293,824	$123,066	$—

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

RELATED PARTY TRANSACTIONS

From time to time, the Company enters into various transactions with its majority shareholders, Paul and Joan Katzeff along with the Director of the Company, Nicolas Hoskyns . See note “11 — Related Party Transactions” in the Notes to the Financial Statements.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange act of 1934, as amended, is accumulated and communicated to our management including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2011, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation our disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

The Company experienced a major fire on July 5, 2010. The Company has building, business personal property, extra expense, loss of rent and business interruption insurance coverage which was renewed on April 1, 2011. Although the Company has continued the packaging and shipping operations and has located the administrative and warehousing operation in leased facilities, the Company has not begun to rebuild its facility but has been working with architects to develop a design concept to prepare building construction estimates. Up to the first $1,000 of the loss will be borne by the Company as a deductible per the terms of the policy. There can be no assurances that the Company will have sufficient resources to rebuild and maintain it current business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

- None –

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- None –

ITEM 4. REMOVE AND RESERVED

- None -

ITEM 5. OTHER INFORMATION

- None –

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (President)

31.3	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (President).

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

101*+	The following materials from Thanksgiving Coffee Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, to be filed in November 2011 formatted in Extensible Business Reporting Language (XBRL):

(i) Balance Sheets, (ii) Balance Sheets (Parenthetical), (iii) Statement of Operations, (iv) Statement of Cash Flows, (v) Related Notes.

*	Filed or furnished herewith.
+	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this Quarterly Report to be signed on it behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Sam Kraynek	Chief Executive Officer	November 14, 2011
Sam Kraynek

/s/ Ben Corey-Moran	President	November 14, 2011
Ben Corey-Moran

/s/ Janet Aguilar	Chief Financial Officer	November 14, 2011
Janet Aguilar