Form 10-K
period 2011-12-31
THANKSGIVING COFFEE CO INC
filed 2012-03-30
CIK 949852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended 12/31/2011
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
Yes ☒  No☐

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
Yes☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☒

There currently does not exist a public trading market for the registrant’s common stock. Over the years, there have been isolated and sporadic privately negotiated transactions in the Company’s shares.  See “Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”  The approximate aggregate market value of the common equity held by non-affiliates of the registrant as of March 26, 2012, using the October 2007 trading price, was $568,383.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 26, 2012
Common Stock, no par value	1,236,744 shares

DOCUMENTS INCORPORATED BY REFERENCE

Table of Contents

PART I.

Item1.	Business	3
Item 1A	Risk Factors	7
Item 1B	Unresolved Staff Comments	7
Item2.	Properties	7
Item3.	Legal Proceedings	8
Item4.	[Removed and Reserved]	8

PART II.
Item5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	8
Item6.	Selected Financial Data.	8
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item7A.	Quantitative and Qualitative Disclosures About Market Risk	12
Item8.	Financial Statements and Supplementary Data	12
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	12
Item9A.	Controls and Procedures	12
Item9B.	Other Information	13

PART III.
Item10.	Directors, Executive Officers and Corporate Governance	13
Item11.	Executive Compensation	14
Item12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	15
Item13.	Certain Relationships and Related Transactions, and Director Independence	15
Item14.	Principal Accountant Fees and Services	16

Part IV
Item 15.	Exhibits and Financial Statement Schedules	17

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

GENERAL

For years the Company has purchased and roasted high quality coffee beans and marketed them to the specialty coffee market.  The Company buys green coffee beans (which are the color of coffee beans before they are roasted) through six main importers.

The Company was incorporated as a California corporation on May 10, 1982.  Prior to that time, the Company was operated as a partnership.

The Company retails its coffee through its own distribution system and through outside distributors in the Northern California market.  In other parts of the nation, the Company distributes its products either directly to retailers or through brokers and distributors.  The Company also markets directly to consumers through both print and electronic media.  It publishes flyers that feature most of the Company’s coffee products, in addition to complementary products and accessories of third parties.  The same product offerings are made on the Company’s Internet web site.  The Company will continue to market its coffee products in the retail bakery (the “Bakery”), located in Mendocino, California that was sold February 29, 2012.

In October 1996, the Company completed its initial public offering of shares of its Common Stock.  As of March 26, 2012, 1,323 non-affiliated shareholders (shareholders who are not officers, directors, 5% or greater holders of the Company’s Common Stock or affiliates of the Company) held shares of the Company’s Common Stock, representing approximately 21.9% of the outstanding shares.

PRODUCTS

Coffee.  The Company roasts a wide variety of whole bean caffeinated, decaffeinated, flavored, blended and unblended coffees.  With the exception of its high-caffeinated coffee, the Company roasts only high quality Arabica beans with a focus on organic, shade grown and fair-traded beans (these are coffees where a floor price has been established).  Arabica beans are grown at high altitudes where the cooler climate results in slow growth and usually higher quality.  In addition to its current line of classic specialty and single origin coffees produced by local farmer cooperatives from over 12 countries, the Company is producing custom products for the American Birding Association and the Dian Fossey Gorilla Fund International under exclusive contracts and private-label products for retail and serving accounts.  The Company has the ability to have products custom packaged and blended for retailers and serving accounts.

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

Of the total fiscal 2011 revenues of $4,292,153, 88.5% were from roasted coffee, 10.5% were from the Bakery, 1% was from resale items.

ITEM 1.  BUSINESS - continued

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

Today, fair trade [ see Social Responsibility – Fair Trade for further description of ‘fair trade’] coffee is roasted by over 300 U. S. companies and sold at thousands of retail outlets.  Dunkin Donuts, the number one U.S. retailer of coffee by the cup, has rolled out a fair trade espresso line of drinks.  Even Starbucks, the largest specialty coffee company in the United States, is targeting to serve 10% of their coffee with fair trade product.

Coffee is traded on the New York Coffee Sugar and Cocoa Exchange.  Market price for coffee on the New York Coffee Sugar and Cocoa Exchange has doubled in the last two years and is near the high levels that were reached in 1997.  The difference between this increase and the one in 1997 according to a report of J. Ganes Consulting is that the availability of washed Arabica coffee in producer countries has become limited.  This is reflected in premiums being commanded in the cash market for better grades at a time when prices are already at highs by historic standards.  According to the report, this situation is caused by lack of supply on hand in producing countries and the increase in world demand for coffee especially in emerging markets of China and India.  The report states that it is not known when the supply of green coffee will meet with demand and as a consequence, the market could continue to move higher.  If the Company cannot offset the increase in green bean pricing with the higher prices, it would have a negative impact on the Company’s revenues.

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

2.  Wholesale Delivery by Other Means.  This sales method includes accounts that are serviced by UPS or other common carriers.  Deliveries span most of the United States with the concentration of accounts in California.  This method is either handled direct, via broker or by a distributor.

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

ITEM 1.  BUSINESS - continued

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

The Company believes that its relationship with the American Birding Association and its marketing of Song Bird Coffee have distinguished the Company’s role and image in the marketplace.  Song Bird Coffee sales were approximately $144,000 in 2011.

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

Sales of Fair Trade Certified™ products at grocery stores grew by 30% in 2011 to $140 million, lead by the growth in packaged coffee at 44% according to Spins. In a 2010 study conducted  by Harvard, MIT, and LSE, consumers paid up to 8% more for coffee being the Fair Trade Certified™ label.

The Company believes that this niche provides a potential opportunity for growth.  The Company provides educational programs, tastings and brochures to familiarize the public with the fair trade theme.  The Company’s sales of fair trade certified coffee in 2011 were over $1,500,000.

Rwanda Coffee.  The Company entered into an exclusive arrangement with the Dian Fossey Gorilla Fund International and the Dukunde Kawa Coop in 2004.  This association combines the elements of environmental sensitivity by helping to prevent poaching of the last remaining mountain gorillas and promoting economic sustainability to the Rwandan coffee farmer by selling Gorilla Fund Coffee.  The Company pays Fair Trade prices to the Dukunde Kawa Coop and donates between 50 cents and $1.00, depending on distribution method, to the Dian Fossey Gorilla Fund International.  Sales of the Company’s Gorilla Fund Coffee help ensure that fair prices are paid to Rwandan coffee farmers, reduce pressure on the forest’s resources, support health and education advances in Rwanda and assist the Dian Fossey Gorilla Fund International operate projects intended to save the mountain gorillas.  This is a positive collaboration between producers and consumers, punctuated by a fair and equitable distribution of the value of raw coffee as it is converted to a value-added beverage.  Our Gorilla Fund coffee sales in 2011 were approximately $38,000.

Peace Coffee.  In 2005, the Company began working with a cooperative in Uganda called Mirembe Kawomera or “delicious peace” coffee.  The cooperative is comprised of a group of 700 small scale farmers and their families who grow high quality Arabica coffee on the slopes of Mt. Elgon in Mbale, Uganda.  They are made up of Jewish, Christian and Muslim faiths all working together to promote peace and harmony while harvesting excellent fair-trade certified coffee.  The Company has been visiting synagogues, churches and mosques to promote the Mirembe Kawomera coffee.  Our Peace coffee sales in 2011 were approximately $182,000.

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

ITEM 1.  BUSINESS - continued

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

The Company now features over twelve single-origin coffees, representing the farmers and communities who produce its coffee.  Sales volume for this line was over $387,000 for 2011.

There can be no assurances that any of the Company’s programs will be successful to increase sales, gross margin or profitability.

COMPETITION

The specialty coffee market is highly competitive, and the Company competes against all sellers of specialty coffee.  At the wholesale level, the Company competes with several nationally known premium coffee brands, such as Smucker’s Millstone label, Nestle’s Nescafe label and Green Mountain Coffee Roasters as well as other lesser known brands and store brands.  The Company also competes regionally in Northern California with specialty roasters such as Peet’s, Taylormaid and Jeremiah’s Pick for retail shelf space and with large regional roasters for food service trade.  In the direct mail area, the Company competes with established suppliers such as Gevalia, a division of General Foods Corporation, as well as with other direct mail companies, including Starbucks, the leading independent specialty coffee retailer and wholesaler.

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

CUSTOMERS

In 2011, one customer accounted for 16.3% of the Company’s total revenue.  This customer is a distributor of the Company’s products and also resells the Company’s products through its serving locations.  A loss of this account or any other large account, or a significant reduction in sales to any of the Company’s principal customers, could have an adverse impact on the Company.  See “Management’s Discussion and Analysis.”

ITEM 1.  BUSINESS - continued

CURRENT ECONOMIC ENVIRONMENT

We have concerns regarding the current economic situation.  The United States continues with high unemployment and slow economic growth.  The price of coffee on the New York Coffee Sugar and Cocoa Exchange has more than doubled since June of 2010.  The unemployment rate for the Mendocino County continues to be above the national average.  All of these factors could have a significant effect on the Company’s ability to be profitable.

INTELLECTUAL PROPERTY

The Company holds various federal registrations in the United States for the following trademarks and service marks: Thanksgiving Coffee Company, Royal Gardens Tea Company, Pony Express, Time Bandits, Grand Slam Coffee, “Not Just a Cup...But a Just Cup,” “Many Beans are Picked, Few are Chosen,” Mayan Harvest, Inca Harvest, and End the Embargo.  From time to time, federal [trademarks] and service mark registrations must be renewed.  The Company does not hold any patents.

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

EMPLOYEES

As of December 31, 2011, the Company had twenty-seven full-time employees and thirteen part-time employees.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are a smaller reporting company and are not required to provide information required by this item

ITEM 2.  PROPERTIES

The executive offices of the Company were relocated to a temporary location in downtown Fort Bragg after the July 5, 2010 fire. The warehouse has been converted to accommodate production and shipping until the new building is completed, the roasting facility was not damaged by the fire and is still being used. Approximately one half of the total 14,500 original square footage at 19100 South Noyo Harbor Drive, Fort Bragg, California 95437, was destroyed by the fire and the remaining square footage continues to be used for the Coffee Company operations.  The Company leases an additional 1,626 square feet of storage space on the Fort Bragg waterfront.  These facilities are currently being leased for a ten-year term under a lease signed on November 1, 2005 at an original rate of $8,600 per month that has been reduced to $4,500 per month (since August 2011) from Joan and Paul Katzeff, who are founders, principal shareholders, officers and directors of the Company.  See Item 13 “Certain Relationships and Related Party Transactions, and Director Independence” and Notes 10 and 11 to the “Notes to Financial Statements” included in this annual report.

ITEM 2.  PROPERTIES - continued

Through December 31, 2011, the Company has received insurance advances of $1,139,708 for Business Interruption/Extra Expense and Business Personal Property losses.  The full amount that the Company will be able to recover under this insurance policy is still being determined.  Up to the first $1,000 of the loss will be borne by the Company as a deductible per the terms of the policy.

The Bakery, located at 10483 Lansing Street in Mendocino, California, is approximately 1,617 square feet and is leased from an unaffiliated third party.  The Company currently pays rent of approximately $4,483 per month for the Bakery pursuant to a lease that expired September 30, 2011, which the landlord has agreed will continue on a month-to-month basis until further notice.  The Company entered into an agreement to sell the Bakery as of February 29, 2012; as of this filing date the sale is in escrow.  See subsequent events for additional discussion of the sale.

While the Company believes that its current facilities and anticipated future rebuild are adequate for its current and expected operations, it may become necessary to lease or acquire additional or alternative space in the future.

ITEM 3.  LEGAL PROCEEDINGS

No material legal matters in which the Company is a party or of which its property is the subject are pending at this time.

ITEM 4.   [REMOVED AND RESERVED]

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  Trades in the Company’s Common Stock are made through Mutual Securities, Inc., in Ukiah, California, an order matching service.  No established public trading market exists for the Company’s Common Stock.  The Company has no present intention of developing a public trading market for the Common Stock.

The Company is aware of four trades in 1999 with respect to the Company’s Common Stock.  The average price of these transactions as reported by Mutual Securities was $4.74 per share.  The first three trades were for a total of 2,200 shares at $5.00 per share and took place in the first three quarters of 1999.  The last trade for 150 shares took place in the last quarter of 1999 and was for $1.00 per share.  No trades took place in 2000, 2001, 2002 or 2003.  The Company is aware of one trade in June 2004 for 750 shares of the Company’s Common Stock at $4.50 per share and one trade in December 2005 for 400 shares of the Company’s Common Stock at $2.00 per share.  In October 2007, Paul Katzeff, a director and former Chief Executive Officer of the Company, purchased 70 shares of the Company’s Common Stock at $2.104 per share.  No trades have been reported in 2008, 2009, 2010 and 2011.

Holders.  As of March 26, 2012, there were approximately 1,326 holders of record of the Company’s Common Stock.

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

Company Purchases of its Equity Securities.  No purchases of the Company’s equity securities were made by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) during the fiscal year ended December 31, 2011.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

SUMMARY

Sales of the Company’s products have continued to erode over the last five years, primarily due to declines in the direct distribution sales method of the Company’s business (i.e., delivery by Company truck).  Additional competition, customers that have gone out of business, and customers that have begun roasting coffee beans for their own use have all had a negative impact on the Company’s sales.  The Company has tried a number of strategies that have not proven effective in abating these declines.  The Company has changed its method of distribution to rely less on direct distribution by Company owned or leased trucks in favor of using independent distributors or shipping direct (via UPS or other common carrier).  This change did result in a reduction in expenses.  Although the Company was profitable in 2011, it was a result of gains from insurance advances and only a slight increase in volume.  If the Company cannot improve its sales volume and or reduce the operating costs, it may not be able to achieve profitability in future years.

The Company pays substantially more for its coffee beans than the market price, because of quality, organic nature of many of its lines and the fact that it uses fair-traded coffees.  Coffee prices have increased significantly during the latter half of 2010 and throughout 2011 as a function of increased demand and a reduction of supply.  If the rise in green bean prices should continue as a consequence of inclement weather in a major producing area or any other event that affects coffee pricing and the company cannot offset the increases with higher prices, it would have a negative impact on the Company and its margins.

The Company has a revolving line of credit and a term debt facility with the Savings Bank of Mendocino.  The term debt was extended another five years on December 1, 2009 and is due December 1, 2014.  The credit line is renewed annually and was extended until May, 2012.  If the credit line should not be renewed, the stability of the Company’s business would be in question. “See Liquidity and Capital Resources.”

The Company sustained a major fire in its packaging area, offices, tasting room and shipping facility on July 5, 2010.  The roasting area and the Company’s warehouse were not damaged.  The Company is currently packaging and shipping its products in its warehouse facility.  Although there have been no loses of major customers due to the fire to date, the Company has experienced some difficulty in producing all of its line of bulk and packaged coffees, and there can be no assurances that the Company will be able to sustain even its current level of sales.

RESULTS OF OPERATIONS

2011 Compared to 2010
Combined	$ Inc/(Dec)	% Inc/(Dec)
Net Sales	$138,744	3.34%
Cost of Sales	$279,733	10.72%
Gross Profit	$(140,989)	(9.13%)
Selling, G & A Expense	$(5,975)	(0.38%)
Depreciation and Amortization	$(20,476)	(23.10%)
Other Income/ (Expense)	$(22,259)	(8.46%)
Net Income/ (Loss)	$(136,796)	(86.77%)

Revenues.  Combined net sales for the year ended December 31, 2011 were $4,292,153, up 3.34% or over $138,000 when compared to sales of $4,153,409 for the year ended December 31, 2010.

Distribution revenues (e.g., revenues generated on the Company’s truck distribution) were up 6%, or $98,000 for twelve months ended December 31, 2011 when compared to the same period in 2010.  The increase in distribution revenues was a result of producing an expanded product line for most of the year after the fire.

National revenues (e.g., revenues not derived by mail order and direct delivery distribution) were up nearly 5% or $81,000 for the twelve months ended December 31, 2011 when compared to the same period in 2010.  The increase in national revenues was a result of producing an expanded product line for most of the year after the fire.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) decreased 1% or $5,000 for the twelve months ended December 31, 2011 when compared to the same period in 2010.  The Company has installed a new online store in the fall of the 2011 that has improved year over year volume.  Additionally, the Company has reduced its dependence on its non-profit partners on line.

Sales by the Company’s bakery were down nearly $61,000 for the twelve months ended in 2011 when compared to the same period in 2010.  The declines were caused by lower customer counts and reduced dollars per transaction.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Cost of Sales.  Combined cost of sales for the year ended December 31, 2011 was $2,889,418, an increase of over $279,000, or 10.72% when compared to cost of sales of $2,609,685 for the year ended December 31, 2010.  The increase was a result of higher green bean costs.  The average cost of green beans for 2011 was $3.14 versus $2.50 for 2010, or nearly $369,000 higher for the year offset by lower cost of packaging of $22,000.  Cost of sales at the bakery dropped by $68,000 because of lower sales and reductions in labor through reduced hours of operation.

Gross Profit.  Combined gross profit as a percentage of net sales for the year ended December 31, 2011 was 32.68%, a decrease of 4.49 percentage points or 12.10% when compared to gross profit of 37.17% for the year ended December 31, 2010.  The decrease was a result of higher green bean costs at the coffee unit.

Selling, General and Administrative Expense.  Combined selling, general and administrative expenses for the year ended December 31, 2011 were $1,553,866 a decrease of nearly $6,000, or .38% when compared to selling general and administrative expense of $1,559,842 for the year ended December 31, 2010.

Depreciation and Amortization.  Combined depreciation and amortization expenses for the year ended December 31, 2011 were $68,162, a decrease of over $20,000, or 23.1% when compared to depreciation and amortization of $88,638 for the year ended December 31, 2010.  The reduction was a result of fewer assets being added to the general, selling and administrative departments of the Company.

Other Income/Expense.  Combined other income for the year ended December 31, 2011 was $240,951, a decrease of over $22,000, when compared to other expense of $263,210 for the year ended December 31, 2010.  The decrease was a result of less insurance advances, and accrued liability for Business Personal Property of Others along with the additional expenses incurred in operating the business subsequent to the fire.

Net Income. Combined net income for the year ended December 31, 2011 was $20,858 a decrease of $136,796 when compared to a net income of $157,654 for the period ended December 31, 2010.  However, because of the rise in green bean costs, there can be no assurances that the Company will be profitable in any future periods.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of December 31, 2011 was $188,093 as compared to working capital of $223,761 as of December 31, 2010.

Cash provided by operating activities was $67,166 for the year ended December 31, 2011, compared to cash provided by operating activities of $444,053 for the same period in 2010.  The decrease in cash provided by operating activities was primarily a result of lower net income and a significant increase in inventories, a smaller increase in payables and fewer disposals.  The significant increase in inventories was a result of purchasing green bean inventory that would be used during the entire year.  In 2010, the purchase of green beans was used in the third and fourth quarter to recover from the fire.

Cash used in investing activities for the year ended December 31, 2011 was $103,037 compared to cash used in investing activities of $231,790 during the same period in 2010.  Fixed assets included $54,000 for manufacturing and building improvements, $23,000 for brewers and fixtures, $15,000 for computers and programs and $7,000 for a used truck.

Net cash used in financing activities for the year ended December 31, 2011 was $91,476 compared to net cash used in financing activities for the same period in 2010 of $75,388.  The increase in net cash used in financing activities was primarily due to the payment of the note to the majority Shareholders.

Cash as of December 31, 2011 was $64,271, compared to cash of $191,618 as of the same date in 2010.   The decrease in cash for 2011 is a result of lower earnings and higher inventories compared to 2010.  In December, 2010 the Company received a cash advance from the insurance company of $250,000 that it did not receive at year end of 2011.

In November 2004, the Company secured a term note with the Savings Bank of Mendocino. This note was amortized over ten years and was payable in five years with a balloon payment on December 1, 2009 at 3% over the prime rate.  On December 1, 2009 the note was extended for another five years.  The principle amount of the extended note was for $216,334 at December 1, 2009 with an interest rate of 7.25%.  The principle and interest payments are $4,309.13 and the note matures on December 31, 2014.  The principle amount of the note at December 31, 2011 was $135,580.  The note is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights.  This note is personally guaranteed by the Company’s majority shareholders.

The Company also has a $25,000 line of credit with the Savings Bank of Mendocino.  The credit line is interest only payments renewable annually at 2% over the prime rate with a minimum rate of 6.5% and was extended to May 2012.  The interest rate was 6.50% at December 31, 2011 with no outstanding balance on the line.  The credit line is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights.  The line of credit is personally guaranteed by the Company’s majority shareholders.  The terms of the promissory note permit the Savings Bank of Mendocino to declare any unpaid principal amount and all accrued interest immediately due and payable upon the occurrence of certain events of default, as defined in the promissory note.  The specified events of default under the promissory note include, but are not limited to, failure to make any payment when due, revocation of the majority shareholders’ personal guarantees, insolvency or forfeiture proceedings against the Company or the majority shareholders or any change in ownership of 25% or more of the Company’s Common Stock.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company’s debt at December 31, 2011 was $177,676 for all term debt and obligations under capital leases, down over $91,000 from $269,154 due at December 31, 2010.  Of the total, $61,740 is due in fiscal 2012.  Of the total borrowings, $135,580 is due to Savings Bank of Mendocino.  See Note 7 to the “Notes to the Financial Statements” included in this annual report.

The Company paid an interest only note for $19,919 in September 2011payable to Joan and Paul Katzeff.  See Note 7 to the “Notes to the Financial Statements” included in this annual report.

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

A summary of the Company’s principal contractual obligations and other commitments as of December 31, 2011 is shown in the following table:

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$177,676	$61,740	$103,206	$12,730	$-

Operating Leases	15,112	6,652	8,460	-	-

Real Estate Leases	197,966	62,966	108,000	27,000	-

Total Cash Obligations	$390,754	$131,358	$219,666	$39,730	$-

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report.  Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this annual report are not effective, including segregation of duties, accounting procedures and treatment of  inventory, and are in need of further review before future recommendations can be made.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this evaluation, performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, and the Chief Financial Officer, management concluded that the Company’s internal control over financial reporting was not effective in the areas of cost classifications and accruals, and in need of further review as of the end of the period covered by this annual report including the reporting for the gains and losses from the fire.

A material weakness is a deficiency in internal control over financial reporting such that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  In our assessment of the effectiveness of internal control over financial reporting at December 31, 2010 and 2011, we identified the following material weakness:

Controls over the period-end financial reporting for the fire losses and insurance proceeds for the fire that the Company sustained in July 5, 2010 were not effective.  In January, 2011, the Company hired a consultant to review the transactions related to the fire loss.  Substantial reclassifications and accruals were recorded before the Company issued its 12/31/2010 financial statements. Additional reclassifications were required throughout 2011 related to fire losses and insurance proceeds, which were recorded before the Company issued its 12/31/2011 financial statements. Additionally, many duties and functions are handled by the same person as there are only a few employees and as a result segregation of duties is an issue and a material weakness in internal control. The Company CEO continues to handle all payroll related duties and functions without oversight or approval by the CFO. More oversight and tighter control is required for all adjusting journal entries both in the review and approval process. It has also been determined that the financial accounting system needs to be modified so that the journal entry numbering is not duplicated, as is the case at the time of this report. The Company does not currently utilize a perpetual inventory accounting system, and as a result inventories are adjusted based on physical counts which have resulted in material adjustments throughout the year and at year end as of this filing. It is recommended and will be implemented, that accounting personnel be involved in quarterly physical counts.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors, nominees, key employees and executive officers of the Company and their ages as of the date of this Form 10-K are as follows:

Name	Age	Position with the Company

Paul Katzeff	74	Chairman of the Board of Directors
Joan Katzeff	63	Secretary, Treasurer and Director
Nicolas Hoskyns	45	Director
Sam Kraynek	64	Chief Executive Officer and Director
Janet Aguilar	55	Chief Financial Officer
Ben Corey-Moran	31	President

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

Joan Katzeff, a co-founder, has served as a Director of the Company since incorporation on May 10, 1982 and as our Secretary and Treasurer since June 2010.  Ms. Katzeff served as the President from the date of our incorporation to June 2010.  Her experience in the Company’s early years included production, delivery and bookkeeping.

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

Sam Kraynek has served as the Company’s Chief Executive Officer since June 2010 and as the Company’s Chief Financial Officer until September 2011.  Before assuming the position of Chief Financial Officer, Mr. Kraynek was the Company’s Chief Operating Officer.  Mr. Kraynek has been in the food business for 40 years.  He was the President and General Manager of the Rosarita Mexican Food Division of Beatrice Companies, General Manager of the Bakery Distribution Division of International Multifoods and Vice President of Sales and Marketing for Bay State Milling Company.  Mr. Kraynek has a B.S. in accounting and started his career in public accounting.  Mr. Kraynek has been with the Company for 14 years.

Janet Aguilar joined the Company June 2011 and was appointed Chief Financial Officer September 2011.  Ms. Aguilar has served as Chief Financial Officer in various organizations over her 30 year career which included The McKenna Group, McKenna Enterprises Inc., USWeb/CKS and as Division Controller of Boboli, a Division of Kraft General Foods.  Ms. Aguilar has extensive and broad-based experience in Finance, Accounting and Administration, Human Resources and IT-Enterprise Systems in multi-national companies.

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

At the present time, the Company does not have a standing audit committee of the Board of Directors, or an audit committee financial expert, as those terms are defined by Section 3(a)(58)(A) of the Securities Exchange Act of 1934 and Item 407(d) (5)(ii) of Regulation S-K respectively..  The very small size of the Board, the small size of the Company and the remote location render it difficult at this time to fulfill these requirements.  In addition, our financial statements are relatively simple to read and understand.  The current Board members have had years of experience with the Company and are familiar with its financial reporting and operations.  The Company makes every attempt, in conjunction with our independent auditors, our attorneys and our officers to assure that our filings and financial statements are fairly, clearly and accurately reported.

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

ITEM 11.   EXECUTIVE COMPENSATION

The following table provides certain information concerning the compensation paid to our Chief Executive Officer and each of our two other most highly compensated executive officers during the fiscal years ended 2010 and 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Paul Katzeff Chairman of the Board of Directors (formerly Chief Executive Officer)	2011		$61,200	–	–	–	–	–	(1)
	2010		$75,418	–	–	–	–	–	(1)

Joan Katzeff Secretary, Treasurer and Director (formerly President)	2011		$61,200	–	–	–	–	–	-
	2010		$75,418	–	–	–	–	–	-

Sam Kraynek Chief Executive Officer, Chief Financial Officer and Director	2011 2010	$ $	105,546 97,920	- -	- -	- -	- -	- -	(1 (1	) )

(1) Mr. Katzeff and Mr. Kraynek received use of a company car, which was used primarily for business purposes.  The aggregate incremental cost to the Company is less than $10,000 per year.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of March 26, 2012, (i) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the Company’s Common Stock, (ii) by each of the named executive officers, (iii) by each of the Company’s directors, and (iv) by all directors and executive officers as a group.  The Company believes that the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.  Beneficial ownership representing less than one percent is denoted with an “*.”  The Company does not have an equity compensation plan.

	Nature of
	Percent of
Name and Address of	Beneficial	Amount and
Beneficial Owner	Ownership (1)	Class (2)

Joan and Paul Katzeff(1)	964,400 (3)	78%
(Joan Katzeff, Secretary, Treasurer and Director)
(Paul Katzeff, Chairman of the Board of Directors)
c/o Thanksgiving Coffee Co., Inc.
POB 1918
Fort Bragg, CA 95437

Sam Kraynek	1,800	*
Chief Executive Officer and Director
c/o Thanksgiving Coffee Co., Inc.
POB 1918
Fort Bragg, CA 95437

Janet Aguilar	0	*
Chief Financial Officer
c/o Thanksgiving Coffee Co., Inc.
POP 1918
Fort Bragg, CA 95437

Ben Corey-Moran	400	*
President
c/o Thanksgiving Coffee Co., Inc.
POB 1918
Fort Bragg, CA 95437

Nicolas Hoskyns
Director	0	*
c/o Thanksgiving Coffee Co., Inc.
POB 1918
Fort Bragg, CA 95437

All directors and executive officers as a group (5 persons)	966,600	78.10%

(1)  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities.
(2)  Based upon 1,236,744 shares of the Company’s Common Stock issued and outstanding at March 26, 2012.
(3)  Shares are jointly owned by Joan Katzeff and Paul Katzeff.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In November 2005, the Company signed a new lease for its corporate headquarters, warehouse and waterfront facilities from Joan and Paul Katzeff, who own the facility and are directors, executive officers and the majority shareholders of the Company (the “Katzeffs”).  The lease is for ten years and ends May 31, 2015.  The lease provides for monthly payments of approximately $8,600 for the entire term of the lease.  The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities.  The lease was amended in July, 2011 to $4,500 to reflect the diminished use of the property since the fire.  The Katzeff’s also guaranteed personally the Company’s term note and line of credit with the Savings Bank of Mendocino.  See“Liquidity and Capital Resources” under item 7 and Notes 7 and 10 to the “Notes to Financial Statements” included in this annual report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE - continued

The Company carries insurance indemnifying its directors and certain officers and certain employees against certain liabilities by reason of their status or service as directors, officers or employees of the Company.

The Company had uncollateralized note with the majority shareholders, payable in monthly installments of interest only at 12%, with the balance due on demand after June 30, 1996.   The principal of the note was paid as of September 30, 2011.  In June of 2007, the Company executed an uncollateralized note for $73,100 with the majority shareholders to pay rent in arrears over the next three years to be repaid in monthly installments of $2,000 per month plus interest at 12% per annum with the final payment due July 15, 2010.  The principal and interest on this was paid as of June 30, 2010.  See Note 7 and 11 of “Notes to Financial Statements.”

The Company has purchased several containers of coffee from three cooperatives and one farmer in Nicaragua costing $332,238.  Ethical Trading and Investment Company of Nicaragua (Etico) acted as the importer and provided the financing for the transaction.  Nick Hoskyns, a director of the Company, is the managing director of Etico.  At December 31, 2011, there was $147,271 payable to Etico for the purchases, which included one past due invoice in the amount of $52,071.28 (which was subsequently paid January 11, 2012).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to the Company by our principal accountant, Schumacher & Associates, Inc. for services rendered during the fiscal years ended December 31, 2011 and 2010 are set forth in the table below:

Fee Category	Fiscal Year Ended December 31, 2011	Fiscal Year Ended December 31, 2010
Audit fee (1)	$42,500	$38,500
Audit-related fees (2)	$0	$0
Tax fees (3)	$0	$0
All other fees (4)	$0	$0
Total fees	$42,500	$38,500

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

(3)
Tax fees consist of fees billed for professional services rendered for tax compliance, tax planning and tax advice.  The Company was billed $9,175 and $6,628 from Sallmann, Yang & Alameda for tax compliance, tax advice and tax planning services for the fiscal year ended December 31, 2011 and 2010, respectively.

(4)
All other fees consist of fees billed for all other products and services.  The Company was billed $6,930 and $4,172 from Sallmann, Yang & Alameda for other services for the fiscal year ended December 31, 2011 and 2010, respectively.

Pre-approval Policies and Procedures for Audit and Non-Audit Services.  As we do not have a standing audit committee, our Board of Directors performs the functions that may be delegated to an audit committee.  Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Company’s Board of Directors (in lieu of the audit committee) or unless the non-audit services meet certain de minimis standards.  All audit and permitted non-audit services performed by Schumacher & Associates during 2010 and 2011 were pre-approved by the Company’s Board of Directors.

PART IV

ITEM 15.   EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this annual report:

Financial Statements

-           Report of Independent Registered Public Accounting Firm
-           Balance Sheets as of December 31, 2011and 2010
-           Statements of Operations for the years ended December 31, 2011and 2010
-           Statements of Shareholders’ Equity for the years ended December 31, 2011 and 2010
-           Statements of Cash Flows for the years ended December 31, 2011and 2010
-           Notes to Financial Statements

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

Thanksgiving Coffee Company, Inc.

Date: March 30, 2012	By:	/s/ Sam Kraynek
Name: Sam Kraynek
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Katzeff	Chairman of the Board	March 30, 2012
Paul Katzeff	of Directors

/s/ Joan Katzeff	Secretary, Treasurer and	March 30, 2012
Joan Katzeff	Director

/s/ Nicholas Hoskyns	Director	March 30, 2012
Nicholas Hoskyns

/s/ Sam Kraynek	Chief Executive Officer	March 30, 2012
Sam Kraynek	(Principal Executive Officer) and Director

/s/ Janet Aguilar	Chief Financial Officer	March 30, 2012
Janet Aguilar

/s/ Ben Corey-Moran	President	March 30, 2012
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

Thanksgiving Coffee Company, Inc.

For the Years Ended December 31, 2011 and 2010
with Report of Independent Registered Public
Accounting Firm

Audited Financial Statements

For the Years Ended December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Thanksgiving Coffee Company, Inc.

We have audited the accompanying balance sheets of Thanksgiving Coffee Company, Inc., as of December 31, 2011 and 2010, and the related Statements of Operations, Shareholders' Equity, and Cash Flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thanksgiving Coffee Company, Inc. as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Schumacher & Associates, Inc.
SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
March 28, 2012

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Balance Sheets

	December 31,
	2011	2010
Assets
Current assets
Cash	$64,271	$191,618
Accounts receivable	256,785	297,586
Inventories	473,217	346,333
Prepaid expenses	27,629	20,559
Total current assets	821,902	856,096

Property and equipment
Property and equipment	1,089,126	1,034,785
Accumulated depreciation	(686,855)	(631,177)
Total property and equipment	402,271	403,608

Other assets
Deposits and other assets	550	4,927
Other intangibles, net of amortization	1,960	1,485
Total other assets	2,510	6,412
Total assets	$1,226,683	$1,266,116

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$375,656	$395,726
Accounts payable - related party	147,271	35,173
Notes payable - bank	42,212	51,793
Notes payable - other	-	325
Note payable - shareholders	-	19,919
Capital lease obligations	19,528	19,416
Accrued liabilities	49,142	109,983
Total current liabilities	633,809	632,335

Long term debt
Notes payable - bank	93,368	135,573
Capital lease obligations	22,568	42,128
Total long term debt	115,936	177,701
Total liabilities	749,745	810,036

Commitments & Contingencies (Notes 2,5,7,8,9,10,11, 12 and 13)

Shareholders' equity
Common stock, no par value,
1,960,000 shares authorized,
1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated (deficit)	(409,478)	(430,336)
Total shareholders' equity	476,938	456,080
Total liabilities and shareholders' equity	$1,226,683	$1,266,116

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Statements of Operations

	For the Years Ended December 31,
	2011	2010
Income
Net sales	$4,292,153	$4,153,409
Cost of sales	2,889,418	2,609,685
Gross profit	1,402,735	1,543,724

Operating expenses
Selling, general and administrative expenses	1,553,866	1,559,842
Depreciation and amortization	68,162	88,638
Total operating expenses	1,622,028	1,648,480
Operating loss	(219,293)	(104,756)

Other income (expense)
Miscellaneous income	265,155	294,994
Interest expense	(24,204)	(31,784)
Total other income	240,951	263,210

Income before income taxes	21,658	158,454
Income tax expense	(800)	(800)
Net income	$20,858	$157,654

Income per share (basic)	$0.02	$0.13

Income per share (dilutive)	$0.02	$0.13

Weighted average number of shares outstanding	1,236,744	1,236,744

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Statement of Shareholders' Equity
For the Period from January 1, 2010 through December 31, 2011

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	(Deficit)	Total

Balance at January 1, 2010	1,236,744	$861,816	$24,600	$(587,990)	$298,426

Net Income	-	-	-	157,654	157,654

Balance at December 31, 2010	1,236,744	861,816	24,600	(430,336)	456,080

Net Income	-	-	-	20,858	20,858

Balance at December 31, 2011	1,236,744	$861,816	$24,600	$(409,478)	$476,938

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

	For the Years ended December 31,
	2011	2010
Operating activities
Net income	$20,858	$157,654
Depreciation and amortization	99,824	102,398
Allowance for bad debts	4,075	976
Loss on disposal of assets	-	92,238

(Increase) decrease in:
Accounts receivable	41,432	(53,247)
Inventories	(126,884)	(39,141)
Prepaid expenses	(7,702)	7,708
Deposits and other assets	4,377	7,214
Increase (decrease) in:
Accounts payable	92,029	100,518
Accrued liabilities	(60,843)	67,735
Net cash provided by operating activities	67,166	444,053

Investing activities
Purchases of property and equipment	(103,037)	(231,790)
Net cash (used in) investing activities	(103,037)	(231,790)

Financing activities
Repayments of notes payable and capital leases	(91,476)	(75,388)
Net cash (used in) financing activities	(91,476)	(75,388)

Net increase (decrease) in cash	(127,347)	136,875
Cash at beginning of year	191,618	54,743
Cash at end of year	$64,271	$191,618

Supplemental Cash Flow Information:

	2011	2010

Cash paid for interest:	$24,204	$31,784

Cash paid for income taxes:	$800	$800

Capital Lease additions	$0	$19,279

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

December 31, 2011 and 2010

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

Nature of Operations

Thanksgiving Coffee Company, Inc. (the Company), was incorporated in California in 1982.  The Company purchases and roasts whole bean coffees and sells them to restaurants, grocery stores and other retail outlets.  Products are sold through the Company’s distribution network in Northern California, nationally through common carriers selling direct, or through brokers and distributors.  Distributors and retailers do not have the right to return products.  The Company also sells coffee and related specialty products through mail order and Internet sales on a nationwide basis.  Sales volume for the coffee division was approximately $3,840,000 for the year ended December 31, 2011.  Additionally, the Company operates a sandwich and baked goods store in Mendocino, California with sales volume of approximately $452,000 for the year ended December 31, 2011.

Basis of Presentation

The Company has prepared the financial statements in accordance with generally accepted accounting principles in the United States of America.

Concentration of Credit Risk

The Company grants credit to customers in the retail and food service industries throughout the country.  Consequently, the Company’s ability to collect the amounts due from customers is affected by economic fluctuations in the retail and food service industries.  In fiscal 2011 and 2010, one customer in the Company’s specialty coffee segment accounted for 16.3% and 18.8% respectively of the Company’s revenue.  The account has purchased from the Company since 1992.  The account has serving locations and is a distributor of the Company’s product.  A loss of this account or any other large account, or a significant reduction in sales to any of the Company’s principal customers, could have an adverse impact on the Company.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  At December 31, 2011, the Company had no cash or cash equivalents in excess of amounts insured by agencies of the U.S. Government.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2011 and 2010

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

December 31, 2011 and 2010

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

Income or Loss per Share

The Company computes net earnings (loss) per common share using ASC 260 “Earnings Per Share.”  Basic income or loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted income or loss per share is computed by dividing net income loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at December 31, 2011.  Therefore, basic and diluted income or loss per share is the same. Additionally, for the purposes of calculating diluted income or loss per share, there were no adjustments to net income or loss.

Stock Based Compensation

Effective January 1, 2006, the Company adopted ASC 505 and 718, Share-Based Payments, and the related SEC rules included in Staff Accounting Bulletin No. 107.  Under this method, compensation cost is recognized for costs related to 1) all share-based payments (stock options and restricted stock awards)

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2011 and 2010

1.       Summary of Significant Accounting Policies (continued)

Stock Based Compensation (continued)

granted before but not yet vested as of January 1, 2006 based on the grant-date fair value estimated under the original provisions, and 2) all share-based payments (stock options and restricted stock units) granted after December 31, 2005 based on the grant-date fair value estimated.  During the years ended December 31, 2011, 2010 and 2009 no options were granted.  At December 31, 2011, there were no outstanding stock options and the Company has no plans to offer stock based compensation to its employees or others.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2011 and 2010, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

December 31, 2011 and 2010

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

December 31, 2011 and 2010

1.       Summary of Significant Accounting Policies (continued)

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors.  The Company’s policy is that fully vested vacation is accrued at each quarter end.  The accrued liability for vacation pay was $21,600 and $24,182 as of December 31, 2011 and 2010, and such amount is included in accrued liabilities.  Carryover paid sick days are not available, or ever considered vested.

Advertising

Advertising costs are expensed as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.  Direct-response advertising consists primarily of mail order solicitation and catalog costs.  For the twelve months ended December 31, 2011 and 2010, the Company did not engage in any direct response advertising that would require capitalization.  Advertising costs charged to expense were $4,202 and $20,610 for the twelve months ended December 31, 2011 and 2010 respectively.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2011 and 2010

2.       Accounts Receivable

Accounts receivable consist of the following:

	2011	2010
Accounts receivable	$260,745	$305,621
Less: allowance for doubtful accounts	(3,960)	(8,035)
Net accounts receivable	$256,785	$297,586

The Company utilizes a percentage method to establish the allowance for doubtful accounts.  The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information.  Delinquent accounts are written off when it is determined that amounts are uncollectible.  Bad debt expense (recovery) for the twelve months ended December 31, 2011 and 2010 was $(2,099) and $1,632 respectively.

3.	Inventories

Inventories consist of the following:

	2011	2010
Coffee
Unroasted raw	$283,196	$200,775
Roasted	48,276	43,796
	798	371
Packaging, supplies and other merchandise held for sale	140,947	101,391
Total inventories	$473,217	$346,333

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2011 and 2010

4.       Property and Equipment

Property and equipment consist of the following:

	2011	2010
Equipment	$443,862	$373,072
Furniture and fixtures	82,017	66,747
Leasehold improvements	391,792	395,350
Transportation equipment	64,569	92,730
Property held under capital leases	106,886	106,886
Total property and equipment	1,089,126	1,034,785
Accumulated depreciation	(686,855)	(631,177)
Property and equipment, net	$402,271	$403,608

Depreciation expense for the twelve months ended December 31, 2011, and 2010 was $99,825 and $97,687 respectively.

5.       Goodwill and Other Intangible Assets

As part of the adoption of ASC 350 Goodwill and Other Tangible Assets as of January 1, 2002, the Company no longer amortizes goodwill.

Intangible assets subject to amortization consist of the following:

	2011	2010
Leasehold value	$67,000	$67,000
Trademarks	5,127	5,127
Website	2,800	-
Total intangible assets	74,927	72,127
Accumulated amortization	(72,967)	(70,642)
Other intangibles, net of amortization	$1,960	$1,485

Amortization expense for the twelve months ended December 31, 2011 and 2010 was $3,279 and $4,711 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2011 and 2010

6.       Deposits and Other Assets

Included in Deposits and other assets is $550 deposit for additional storage space needed after the fire, and $4,927 for website development costs net of amortization for 2011 and 2010 respectively.

7.       Long Term Debt

Notes Payable	2011	2010
Note payable to Savings Bank of Mendocino, payable in monthly installments of $4,309, interest at 7.25% renewed December 1, 2009, final payment is due on December 1, 2014. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company's majority shareholders.	$135,580	$175,866

Line of credit to Savings Bank of Mendocino, payable in monthly installments of interest only at 2% over prime rate extended through May, 2012 with a minimum rate of 6.5%(6.5% at December 31, 2011). The note payable for the line of credit is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company's majority shareholders. The line is for a maximum of $25,000 of which the full amount of $25,000 was unused and available at December 31, 2011.	-	11,500

Note payable to majority shareholders, Paul and Joan Katzeff, uncollateralized, payable in monthly installments of interest only at 12%, with balance due on demand after June 30, 1996.	-	19,919

Note payable to Chrysler Financing, payable in monthly installments of $329, including interest at 15.49%, collateralized by a vehicle, final payment due on January 24, 2011	-	325

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2011 and 2010

7.       Long Term Debt (continued)

Capital Lease Obligations
	2011	2010

Note payable to BSB Leasing payable in monthly installments of $390, including interest at 14.30%, collateralized by equipment, final payment due June 2, 2012	2,241	4,540

Note payable to Bank of the West payable in monthly installments of $489, including interest at 12.69% collateralized by equipment, final payment due on May1, 2013	7,572	12,158

Note payable to BSB Leasing payable in monthly installments of $285, including interest at 15.89%, collateralized by equipment, final payment due on June 2, 2012	1,634	6,242

Note payable to Bank of the West payable in monthly installments of $427, including interest at 11.83%, collateralized by equipment, final payment due on April 1, 2015	13,776	17,058

Note payable to US BankCorp Manifest Funding Services payable in monthly installments of $621, including interest at 14.32%, collateralized by equipment, final payment due September 8, 2014	16,873	21,546

Total notes payable	$177,676	$269,154
Less current portion	61,740	91,453
Long term portion of notes payable	$115,936	$177,701

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2011 and 2010

7.       Long Term Debt (continued)

Interest paid for the twelve months ended December 31, 2011 and 2010 was $24,204 and $31,784, respectively.

As of December 31, 2011, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Years Ending December 31,
2012	$61,740
2013	53,165
2014	50,041
2015	12,730

$177,676

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2011 and 2010

8.       Income Taxes

The provision for income taxes for the years ended December 31, 2011, 2010, and 2009 are as follows:

	2011	2010	2009
Current tax provision - state	$800	$800	$800
Deferred tax (benefit) liability
Federal	(82,060)	(60,307)	(74,814)
State	(9,778)	(5,252)	(4,020)
Total deferred tax benefit	(91,838)	(65,559)	(78,834)
Less valuation allowance	91,838	65,559	78,834
Net provision for income taxes	$800	$800	$800

Income taxes paid for the years ended December 31, 2011, 2010 and 2009 were $800 each year.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2011 and 2010

8.       Income Taxes (continued)

The Company’s deferred tax asset, valuation allowance, and change in valuation allowance as of December 31, 2011, 2010, and 2009 are as follows:

	2011	2010	2009
Net operating loss and tax carryforwards	$92,646	$82,098	$97,302
Depreciation and amortization	(7,021)	(24,339)	(24,920)
Other temporary differences	6,213	7,800	6,452
Valuation allowance	(91,838)	(65,559)	(78,834)
Net deferred tax asset	$-	$-	$-

As of December 31, 2011 and 2010 deferred taxes consisted of net tax assets of $91,838 and $65,559, respectively, representing an increase of $26,279 from 2010 to 2011 due to net operating loss carryforwards and other temporary differences, which were fully allowed for in the valuation allowances of $91,838 and $65,559, respectively.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized.  At that time, the allowance will either be increased or reduced.

Income taxes at the expected statutory rate are reconciled to the Company’s actual income taxes as follows:

	2011	2010	2009
Tax (benefit) at federal statutory rate	15.00%	15.00%	15.00%
State tax (benefit) net of federal benefit	7.50%	7.50%	7.50%
Non-taxable differences	5.20%	(18.97)%	2.52%
Temporary differences	(18.34)%	(0.31)%	12.19%
Net operating losses applied	(2.51)%	0.00%	(37.21)%
Valuation allowance	(5.64)%	(2.72)%	1.83%
Tax provision - effective rate	1.21%	0.50%	1.83%

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2011 and 2010

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

Period Ending	Estimated NOL Carryforward Less Temporary Differences	NOL Expires	Benefit From NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
December 31, 2011
Federal	$9,671	2017	$1,451	$(1,451)	$(1,451)	-
	128,576	2018	19,286	(19,286)	(19,286)	-
	96,867	2023	14,530	(14,530)	(14,530)	-
	49,714	2024	7,457	(7,457)	(7,457)	-
	118,013	2026	17,702	(17,702)	(17,702)	-
	63,303	2028	9,495	(9,495)	(9,495)	-
	48,425	2030	7,264	(7,264)	(7,264)	-
	$514,569		$77,185	$(77,185)	$(77,185)	$-
						-
State	$4,742	2026	$419	$(419)	$(419)	-
	67,858	2028	5,999	(5,999)	(5,999)	-
	59,114	2030	5,226	(5,226)	(5,226)	-
	$131,714		$11,644	$(11,644)	$(11,644)	$-

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2011 and 2010

9.       Operating Leases

The Company leases some of its office equipment under non-cancelable operating leases with terms ranging from three to five years.

As of December 31, 2011, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

Years Ending December 31,

2012	6,652
2013	6,652
2014	1,808

$15,112

Total operating lease payments for the twelve months ended December 31, 2011 and 2010 were $10,909 and $10,909 respectively.

10.	Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company's majority shareholders).  The lease is classified as an operating lease and provides for monthly rental payments of $8,600 through July 2011 and $4,500 August 2011 until new building is completed.  The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities.  The ten-year lease term ends May 31, 2015.

Because of the fire and the damage to the building, the majority shareholders reduced the rent to the Company starting in August of 2011 to reflect the usable space after the fire.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2011 and 2010

10.     Long Term Leases (continued)

Rental expense under the lease was $82,700 and $103,200 for the twelve months ended December 31, 2011 and 2010, respectively.

The Company also leases a bakery establishment in Mendocino, California under an operating lease which expired September 30, 2011, and became month-to-month thereafter.  Rental expense under this operating lease for the twelve months ended December 31, 2011 and 2010 was $53,796 and $56,490, respectively.

As of December 31, 2011, minimum future rental payments under non-cancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years Ending December 31,
2012	$62,966
2013	54,000
2014	54,000
2015	27,000

$197,966

11.       Related Party Transactions

As of September 21, 2011, the Company paid an interest only uncollateralized note for $19,919 to Paul and Joan Katzeff (the Company’s majority shareholders). The Company also leases properties from its majority shareholders.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2011 and 2010

11.       Related Party Transactions (continued)

The summary of payments made to Paul and Joan Katzeff in connection with these related party transactions for the twelve months ended December 31, 2011, is as follows:

	2011	2010
Interest expense	$1,754	$2,902
Rent expense	$82,700	$103,200
Principal	$19,919	$11,100

The Company’s majority shareholders’ also guarantee certain notes payable of the Company (See Note 7).

The Company has purchased several containers of coffee costing $332,238 from three cooperatives and a farmer in Nicaragua.  Ethical Trading and Investment Company of Nicaragua (Etico) acted as importer and financed the transaction.  Nicolas Hoskyns, a director of the Company, is the managing director of Etico.  At December 31, 2011, the balance due Etico was $147,271, which included one past due invoice in the amount of $52,071.

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

	2011	2010
Net Sales

Specialty Coffee	$3,869,157	$3,682,218
Bakery	452,253	513,861
Total	$4,321,409	$4,196,079

Intersegment Sales

Specialty Coffee	$29,256	$42,670
Total Sales	$4,292,153	$4,153,409

Operating Loss

Specialty Coffee	$(103,306)	$(18,717)
Bakery	(115,987)	(86,039)
Total	$(219,293)	$(104,756)

Depreciation and
Amortization

Specialty Coffee	$53,656	$65,392
Bakery	14,506	23,246
Total	$68,162	$88,638

Interest Expense
Specialty Coffee	$22,991	$29,595
Bakery	1,213	2,189
Total	$24,204	$31,784

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2011 and 2010

12.     Information on Business Segments  (continued)

Miscellaneous Income
Specialty Coffee	$265,303	$295,179
Bakery	(148)	(184)
Total	$265,155	$294,994

Total Assets
Specialty Coffee	$1,164,042	$1,188,298
Bakery	62,641	77,818
Total	$1,226,683	$1,266,116

Assets - Property and Equipment
Specialty Coffee	$364,365	$352,357
Bakery	37,906	51,251
Total	$402,271	$403,608

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

The Company has business personal property, business interruption/extra expense insurance.  Through December 31, 2011, the Company has received advances of $1,139,708 from the insurance company.  The Company is using a third party adjuster to assist in negotiating the claim with the insurance company.

As a result of the ongoing fire insurance claim and receipt of insurance proceeds the Company recorded miscellaneous income of $265,155 in 2011.

14.     Subsequent Events

Sale of Business Segment

The Company has evaluated subsequent events through the date which the financial statements were available to be issued.  The Company has entered into an agreement with an unrelated party for the sale of the Bakery in Mendocino.  The sale price is $75,000, plus the cost of the food and supply inventory at the close of the sale, which inventory is estimated to be $10,000. The $75,000 sale price will be financed over five years with annual payments as follows:

- $  5,000 plus 7% Interest on $75,000 due June 30, 2013
- $  7,500 plus 7% Interest on $70,000 due June 30, 2014
- $15,000 plus 7% Interest on $62,500 due on June 30, 2015
- $15,000 plus 7% Interest on $47,500 due on June 30, 2016
- $32,500 plus 7% Interest on $32,500 due on June 30, 2017

The note will be secured by a UCC-1 filing of the equipment in the sale.  In addition to the purchase price, the buyer will provide a food credit to the Company in the amount of $35,000 over the term of the note up to a maximum of $30 per day for use by the Company and its Majority Shareholders.  The scheduled close was February 29, 2012; Buyers have taken possession of the Bakery and its assets as of this filing, although escrow has not yet closed.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2011 and 2010

14. Subsequent Events (continued)

Property Insurance Matters

The insurance company had advanced $962,568 as partial payment for the reconstruction of the building.  The money was held by Union Bank, who is the mortgagor of the landlord, the Company’s majority shareholders Paul and Joan Katzeff.  In January, 2012, Union Bank used $563,000 of the proceeds from the insurance company to pay off the loan and re-conveyed to Savings Bank of Mendocino (who holds second position, after Union Bank on the Building, securing the Company’s Term Note) the net balance of funds; of these re-conveyed funds Savings Bank of Mendocino is holding the full of amount of Term Note as Security (amount held as of January 31, 2012 was approximately $128,000).  As of March 23, 2012 Savings Bank of Mendocino released all funds being held as security on the Term Note to the designated account being used for the reconstruction of the building.

The building insurance claim funds are a combination of building replacement cost and tenant improvements.  To separate the two elements, the Company enlisted a third party insurance adjuster to assist.  Of the replacement cost of the building, 54.2% is related to the building and 45.8% is related to the tenant improvements. The Company and its majority owner landlords have come to an understanding that it is the intent to rebuild the building with the insurance proceeds that are applicable to the building and leasehold improvements.