Form 10-Q
period 2012-03-31
THANKSGIVING COFFEE CO INC
filed 2012-05-15
CIK 949852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

On December 31, 2011 the registrant had 1,236,744 shares of Class A common stock, no par value per share, outstanding.

FORM 10-Q

Financial Statements
and Notes to Financial Statements

Thanksgiving Coffee Company, Inc.

For the Three Months Ended March 31, 2012 and 2011

PART 1. Financial Information

Item 1. Financial Statements

The financial statements included herein have been prepared by Thanksgiving Coffee Company, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2012 and December 31, 2011, and its results of operations for the three month periods ended March 31, 2012 and 2011 and its cash flows for the three month periods ended March 31, 2012 and 2011. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-K

\

Thanksgiving Coffee Company, Inc.

Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)	(See Note 1)
Assets
Current assets
Cash	$234,107	$64,271
Cash – Restricted Funds	372,825	0
Accounts receivable, net of allowance	248,035	256,785
Inventories	329,851	473,217
Prepaid expenses	33,868	27,629

Total current assets	1,218,686	821,902

Property and equipment
Property and equipment	1,107,989	1,089,126
Accumulated depreciation	(707,493)	(686,855)

Total property and equipment	400,496	402,271

Other assets
Deposits and other assets	550	550
Other intangibles, net of amortization	1,539	1,960

Total other assets	2,089	2,510

Total assets	$1,621,271	$1,226,683

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)	(See Note 1)
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$320,098	$375,656
Accounts payable – related party	14,376	147,271
Notes payable - bank	44,591	42,212
Capital lease obligations	14,755	19,528
Accrued liability – Restricted Funds New Bldg	372,825	0
Accrued liabilities	91,399	49,142

Total current liabilities	858,044	633,809

Long term debt
Notes payable - bank	76,853	93,368
Capital lease obligations	20,069	22,568

Total long term debt	96,922	115,936

Total liabilities	954,966	749,745

Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(220,111)	(409,478)

Total shareholders’ equity	666,305	476,938

Total liabilities and shareholders’ equity	$1,621,271	$1,226,683

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Operations
Unaudited

	For the Three Months Ended March 31,
	2012	2011
Income
Net sales	$996,573	$959,213
Cost of sales	739,658	638,993

Gross profit	256,915	320,220

Operating expenses
Selling, general and administrative expenses	422,992	396,352
Depreciation and amortization	13,200	19,808

Total operating expenses	436,192	416,160

Operating loss	(179,277)	(95,940)

Other income (expense)
Miscellaneous income/ (expense), net	374,930	32,429
Loss on disposal of assets	0	(7,755)
Interest expense	(5,487)	(6,376)

Total other income (expense)	369,443	18,298

Profit/ (loss) before income taxes	190,166	(77,642)
Income tax expense	(800)	(800)

Net income/ (loss)	$189,366	$(78,442)

Profit/ (loss) per share (basic and dilutive)	$0.153	$(0.063)
Weighted average number of shares	1,236,744	1,236,744

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows
Unaudited

	For the Three Months March 31,
	2012	2011
Operating activities
Net Income	$189,366	$(78,442)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	16,417	28,452
Allowance for bad debts	768	(1,923)
(Gain) on disposal of assets	0	7,755
Restricted funds to be used to rebuild fire damaged building	372,825	0
(Increase) decrease in:
Accounts receivable	8,844	60,951
Inventories	143,366	58,097
Prepaid expenses	(6,333)	10,670
Deposits and other assets	0	0
Increase (decrease) in:
Accounts payable	(188,453)	(83,841)
Accrued liabilities	42,257	(35,925)

Net cash provided by operating activities	579,057	(34,206)

Investing activities
Purchases of property and equipment	(18,863)	(60,217)
Disposal of assets	0	0
Net cash (used in) investing activities	(18,863)	(60,217)

Financing activities
Repayments of notes payable and capital leases	(17,534)	(15,777)

Net cash (used in) financing activities	(17,534)	(15,777)

Net Increase (Decrease) in cash	542,660	(110,200)
Cash at beginning of period	64,271	191,618

Cash at end of period	$606,931	$81,418

Supplemental Cash Flow Information:

Cash Paid for Interest	5,487	$6,376

Cash Paid for Taxes	800	$800

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

March 31, 2012 (unaudited) and December 31, 2011

1. Basis of Presentation

The unaudited condensed financial statements in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. We have continued to follow the accounting policies disclosed in the financial statements included in our 2011 Form 10-K filed with the Securities and Exchange Commission (SEC). It is suggested that these statements be read in conjunction with the December 31, 2011 audited financial statements and the accompanying notes on Form 10-K, as filed with the Securities and Exchange Commission.

The interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results to be expected for the full year.

Concentration of Risk

For the first quarter of fiscal 2012 one customer accounted for 15% of the Company’s revenue. The account has purchased from the Company since 1992. The account has serving locations and is a distributor of the Company’s product. A loss of this account or any other large account, or a significant reduction in sales to any of the of the Company’s principal customers, could have an adverse impact on the Company.

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

2. Accounts Receivable

Accounts receivable consist of the following:

	3/31/2012	12/31/2011
Accounts receivable	$253,378	$260,745
Less: allowance for doubtful accounts	(5,343)	(3,960)

Net accounts receivable	$248,035	$256,785

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense (recovery) for the three months ended March 31, 2012 and 2011 was $1,383 and $(1,923) respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2012 (unaudited) and December 31, 2011
3. Inventories

Inventories consist of the following:

	3/31/2012	12/31/2011
Coffee
Unroasted	$163.954	$283,196
Roasted	48,580	48,276
Tea	798	798
Packaging, supplies and other merchandise held for sale	116,519	140,947

Total inventories	$329,851	$473,217

4. Property and Equipment

Property and equipment consist of the following:

	3/31/2012	12/31/2011
Equipment	$462,725	$443,862
Furniture and fixtures	82,017	82,017
Leasehold improvements	391,792	391,792
Transportation equipment	64,569	64,569
Property held under capital leases	106,886	106,886

Total property and equipment	1,107,989	1,089,126
Accumulated depreciation	(707,493)	(686,855)

Property and equipment, net	$400,496	$402,271

Depreciation expense for the three months ended March 31, 2012 and 2011 was $20,638 and $27,246 respectively.

5. Goodwill and Other Intangible Assets

Intangible assets subject to amortization consist of the following:
	3/31/2012	12/31/2011
Leasehold value	$67,000	$67,000
Trademarks	5,127	5,127
Website	2,800	2800

Total intangible assets	74,927	74,927
Accumulated amortization	(73,388)	(72,967)

Other intangibles, net of amortization	1,539	$1,960

Amortization expense for the three months ended March 31, 2012 and 2011 was $421 and $1,206 respectively.

6. Deposits and Other Assets

Included in Deposits and Other Assets is $550, deposit on additional warehouse space required after fire.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2012 (unaudited) and December 31, 2011

7. Long Term Debt

Notes Payable

	3/31/2012	12/31/2011
Note payable to Savings Bank of Mendocino, payable in monthly installments of $4,309, interest at 7.25% renewed December 1, 2009, final payment is due on December 1, 2014. The note payable is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders.	$121,444	$135,580

Line of credit to Savings Bank of Mendocino, payable in monthly installments of interest only at 2% over prime rate extended through May 2012, with a minimum rate of 6.5% (6.5% at December 31, 2011). The note payable for the line of credit is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights along with a personal guarantee from the Company’s majority shareholders. The line is for a maximum of $25,000, of which the full amount of $25,000 was unused and available at March 31, 2012.	0	0

Capital Lease Obligations

Note payable to US Bancorp Manifest Funding Services payable in monthly installments of $621, including interest at 14.32%, collateralized by equipment, final payment due on September 8, 2014.	$15,598	$16,873

Note payable to Bank of the West payable in monthly installments of $489, including interest at 12.69%, collateralized by equipment, final payment due on May 1, 2013	6,332	7,572

Note payable to Bank of the West payable in monthly installments of $427, including interest at 11.83%, collateralized by equipment, final payment due on April 1, 2015	12,893	13,776

Note payable to BSB Leasing payable in monthly installments of $285, including interest at 15.89%, collateralized by equipment, final payment due June 2, 2012; paid in full March 2012 to coincide with Bulk Sale of Bakery	0	1,634

Note payable to BSB Leasing payable in monthly installments of $390, including interest at 14.30% collateralized by equipment, final payment due on June 2, 2012; paid in full March 2012 to coincide with Bulk Sale of Bakery	0	2,241

	$156,268	$269,153
Less current portion	(59,346)	(91,452)

Long term portion of notes payable	$96,922	$177,701

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2012 (unaudited) and December 31, 2011

7. Long Term Debt (continued)

Capital Lease Obligations (continued)

Interest paid for the three months ended March 31, 2012 and 2011 was $5,487 and $6,376, respectively.

As of March 31, 2012 maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Years Ending March 31,
2013	$59,346
2014	57,363
2015	39,559
2016	0
0

$156,268

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2012(unaudited) and December 31, 2011
8.        Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes.  The Company’s deferred tax assets consist of the benefit from net operating loss (NOL) carryforwards and temporary differences.  The net operating loss carryforwards expire in various years through 2032.  The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards.  Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance as of March 31, 2012 are as follows:

Period Ending	Estimated NOL Carryforward Less Temporary Differences	NOL Expires	Benefit From NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
March 31, 2012
Federal	$8,624	2017	$1,294	$(1,294)	$(1,294)	$-
	128,576	2023	19,286	(19,286)	(19,286)	-
	96,867	2023	14,530	(14,530)	(14,530)	-
	49,714	2024	7,457	(7,457)	(7,457)	-
	118,013	2026	17,702	(17,702)	(17,702)	-
	63,303	2028	9,495	(9,495)	(9,495)	-
	48,425	2030	7,264	(7,264)	(7,264)	-
	100,392	2032	15,059	(15,059)	(15,059)	-

	$613,914		$92,087	$(92,087)	$(92,087)	$-

State	$4,743	2026	$419	$(419)	$(419)	$-
	67,858	2028	5,999	(5,999)	(5,999)	-
	59,114	2030	5,226	(5,226)	(5,226)	-
	99,592	2032	8,804	(8,804)	(8,804)	-

	$231,307		$20,448	$(20,448)	$(20,448)	$-

Income taxes at the expected statutory rate are reconciled to the Company’s actual income taxes as follows:

	2012
Tax (benefit) at federal statutory rate	(15.00	) %
State tax (benefit) net of federal benefit	(8.84)
Non-taxable differences	(0.15)
Temporary differences	0.50
Valuation allowance	23.07
Tax provision - effective rate	(0.42)

Income taxes paid for the three months ended March 31, 2012 and the year ended December 31, 2011 were $800 and $800 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2012 (unaudited) and December 31, 2011
9. Operating Leases

The Company leases some office equipment under non-cancelable operating leases with terms ranging from three to five years.

As of March 31, 2012, minimum annual lease payments due under these agreements for each of the next three years and in the aggregate were:

Years Ending March 31,
2013	$6,652
2014	5,961
2015	1,045

$13,658

Total operating lease payments for the three months ended March 31, 2012 and 2011 was $2,720, for both years.

10. Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The ten-year lease term ends May 31, 2015. Effective July 1, 2011 rent was reduced to $4,500 a month to reflect reduction in usable square footage as a result of fire damage. After the building has been rebuilt, the original monthly rental payments of $8,600 will resume.

The Company also leases a bakery establishment in Mendocino, California under operating leases expiring September 30, 2011, and became month-to-month thereafter. The lease provides for monthly rental payments of approximately $4,600, effective March 1, 2012 a new lease was negotiated and monthly lease payments were taken over by Teddy Winslow and Ari Lundgren, under a  Bulk Sale of the Bakery which is in escrow at the time of this filing, pending approval and signature of the Bulk Sale Note.

As of March 31, 2012, minimum future rental payments under non-cancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years Ending March 31,
2013	54,000
2014	54,000
2015	27,000
2016	17,200

$152,200

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2012 (unaudited) and December 31, 2011
11. Related Third Party Transactions

The Company is in the process of negotiating and approving the 2012/2013 Green Bean Purchase Contract from three cooperatives in Nicaragua for approximately $414,000 (127,000 pounds), and increase of one full container [37,500 pounds and approximately $82,000]. Ethical Trading and Investment Company of Nicaragua (Etico) is the importer for the transaction. Nicolas Hoskyns, a Director of the Company, is the managing director of Etico.

The Company leases its production and warehouse facilities from its majority shareholders. The total payments made to its majority shareholders in connection with these related third party transactions for the three months ended March 31, 2012 are as follows:

Rent payments	$13,500

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

Selected financial data by business segment

	3/31/2012	3/31/2011
Net Sales
Specialty Coffee	$962,461	$874,840
Bakery	63,368	92,712

Total	$1,025,829	$967,552

Intersegment Sales
Specialty Coffee	$29,257	$8,339

Total Sales	$996,572	$959,213

Operating Income/(Loss)
Specialty Coffee	$(164,996)	$(69,007)
Bakery	(14,281)	(26,933)

Total	$(179,277)	$(95,940)

Depreciation and Amortization
Specialty Coffee	$12,088	$14,318
Bakery	1,112	5,490

Total	$13,200	$19,808

Interest Expense
Specialty Coffee	$5,087	$5,978
Bakery	400	398

Total	$5,487	$6,376

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2012 (unaudited) and December 31, 2011

12. Information on Business Segments (continued)

	3/31/2012	12/31/2011
Assets

Specialty Coffee	$1,569,860	$1,164,042
Bakery	51,411	62,641

Total	$1,621,271	$1,226,683

Fixed Assets – Property and Equipment

Specialty Coffee	$363,701	$364,365
Bakery	36,795	37,906

Total	$400,496	$402,271

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

The Company has a revolving line of credit for $25,000 of which $ 0 is currently outstanding and a term debt facility of $121,444 with the Savings Bank of Mendocino. The term debt is a five-year note due December 1, 2014 and the line of credit is renewed annually. If the credit line should not be renewed, the stability of the Company’s business would be in question. “See Liquidity and Capital Resources.”

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Results of Operations

Three months ended March 31, 2012  versus March 31, 2011

Income and Expense	Increase (Decrease)	Percent Change
Net Sales	$37,359	3.89%
Cost of Sales	100,665	15.75%
Gross Margin %	(19.77)%	(7.60)%
Selling, G&A Expense	26,640	6.72%
Depreciation And Amortization	(6,608)	(33.36)%
Interest Expense	(889)	(13.95)%
Net Income (Loss)	267,808	341.41%

Net sales for the three months ended March 31, 2012 were $996,572, up 3.89%, or approximately $37,000 when compared with net sales of $959,213 for the same period in fiscal 2011.

Distribution revenues (e.g., revenues generated on the Company’s own truck distribution) were up over $31,000 or 7.1% for the three months ended March 31, 2012, when compared with distribution sales for the same period in 20110. Sales on the coast of Mendocino and Humboldt counties were up for the quarter.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were up nearly $63,000, 13.43% for the three months ended March 31, 2012 when compared to national sales for the same period in 2011. The increase in sales is primarily in North Central Valley area.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) were flat for the three months ended March 31, 2012 when compared to mail order sales for the same period in 2011.

Cost of sales for the three months ended for March 31, 2012 were $739,658 up over 15%, or nearly $101,000 when compared with the cost of sales of $638,993 for the same period in 2011. This increase was a result of continuing higher cost of green beans, increased fuel costs (propane/electricity), rent that had not been charged in the year subsequent to the fire, and material/usage manual adjustments based on physical counts are continuing until a perpetual inventory system is set up in MAS90. Average cost per pound in the third quarter was $3.49 versus $3.38 for the same period in 2011, or over $15,000 in additional green bean cost.  Additional rent for production and warehouse that was not charged March 2011, of $14,412. Additional adjustments were made to packaging inventory of $11,000 for packaging that was erroneously included in the 2011 year end inventory. Another potential area of significance is our Standard Costing Methodology that is used to relieve Green Bean Inventory, which has not been evaluated and/or adjusted in three quarters; additional cost analysis is needed to determine an accurate variance analysis. Gross margin percentage (gross profit as a percentage of net sales) for the three months ended March 31, 2012 was 25.78%, down 7.60% when compared with gross margin of 33.38% for the same period in 2011; it has been determined that Urth Café one of our largest customer was under-billed due to roasting log miscalculations from June 2011 through March 2012 which would contribute to a higher cost of sales due to the more expensive coffees purchased specifically for their blends.

Selling, general and administrative expenses were $422,992 for the three months ended March 31, 2012, an increase of 6.72% or over $26,000 when compared with the selling, general and administrative expenses of $96,352 for the same period in 2011. The increases are in Audit and Tax Accounting Fees.

Depreciation and amortization expenses for the three months ended March 31, 2012 were $13,200 compared to $19,808 for the same period in 2011.

Interest expense for the three months ended March 31, 2012 was $5,487 compared with interest expense of $6,376 for the same period in 2011. Total debt is $156,267 at March 31, 2012 versus $177,676 at December 31, 2011, pay down of term note with Savings Bank of Mendocino I primarily principal at this time.

Miscellaneous income for the three months ended March 31, 2012 was $374,930 versus $32,429 for the same period in 2011. The increase in other income is the result of ongoing advances from the insurance company for business interruption, extra expense and business personal property claims coverage. As a result of the foregoing factors, the Company had a net profit of $190,166 for the three months ended March 31, 2012, compared to a loss of ($77,642) for the same period in 2011, however, operating profit before insurance advances for the three month period ended March 31, 2012 was a loss of ($179,277) compared to a loss of ($95,940) for the same period 2011. Management is addressing and analyzing this significant loss in the first quarter by reviewing all sales contracts, pricing, inventory management, equipment agreements and repairs, and green bean purchasing and contracts.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, the Company had working capital of $360,642 versus working capital of $188,093 as of December 31, 2011. The increase in working capital is due primarily to the Cash provided by insurance proceeds.

Net cash provided by operating activities was $579,057 for the three months ended March 31, 2012 compared to net cash provided by operating activities for the three months ended March 31, 2011 of ($34,206). The increase in net cash provided by operating activities in the three months of 2012 was principally the result of the advances from the insurance company relating to the Company’s fire coverage.

Net cash used in investing activities was $18,863 for the three months ended March 31, 2012 compared to $60,217 used in the same period in 2011. Capital additions for the first three months of 2012 were $18,863 for a new compressor installation costs, brewing equipment and in-store fixtures.

Net cash used in financing activities for the three months ended March 31, 2012 was $17,534 compared to net cash used in financing activities of $15,777 during the same period in 2011. The increase in cash used in financing activities was a result of repayment of debt including paying off bakery equipment leases.

Because of additional cash settlements, including Restricted Funds [$372,825] for the specific use to rebuild the building from the insurance company cash at March 31, 2012 increased by $542,660 versus the cash balance at January 1, 2012. There was a $525,513 increase in cash versus the same three month period ending March 31, 2011.

In December 2009, the Company extended a term note with the Savings Bank of Mendocino. This note is for five years and is due on December 1, 2014 with an interest rate of 7.25%. The note is collateralized by the Company’s accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. This note is personally guaranteed by the Company’s majority shareholders. As of March 31, 2012, the balance on the note is $121,444. (See Note 7 of Notes to the Financial Statements)

The Company also has a $25,000 line of credit with the Savings Bank of Mendocino. The credit line is interest only payments renewable annually at 2% over the prime rate with a minimum rate of 7.25% and was renewed in May of 2011 The rate was 7.25% at March 31, 2012 with no outstanding balance on the line. The credit line is collateralized by a security interest of first priority in all accounts receivable, inventory, equipment, instruments, general intangibles and contract rights. The line of credit is personally guaranteed by the Company’s majority shareholders. (See Note 7 of Notes to Financial Statements)

At March 31, 2012 the Company had total borrowings of $156,268 including $121,444 owing to the Savings Bank of Mendocino. This compares to total borrowings of 269,153 as of December 31, 2011, including $135,580 outstanding to the Savings Bank of Mendocino.

For long-term debt, see Note 7 and Note 11 of the Notes to Financial Statements. For operating leases, see Note 9 of the Notes to Financial Statements. For real estate leases, see Note 10 and Note 11 of the Notes to Financial Statements.

	After 5 years	After 5 years	After 5 years	After 5 years	After 5 years
	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$156,268	$59,346	$96,922	$—	$—
Operating Leases	13,658	8,160	5,498	—	—

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	After 5 years	After 5 years	After 5 years		After 5 years	After 5 years
	Payments Due By Period
Real Estate Leases	152,200	17,200	135,000			—
Total Cash Obligations	$322,126	$84,706	$237,420	$		$—

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

ITEM 4. CONTROLS AND PROCEDURES

(a)
We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange act of 1934, as amended, is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2012, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation our disclosure controls and procedures. Based on that evaluation, the Chief Financial Officer concluded that our disclosure controls and procedures were materially ineffective and is in the process of re-evaluating all internal controls and procedures as they relate but not limited to accounting, inventory management, pricing and standard costing.

(b)	Changes in Internal Controls. There were limited changes in our internal control over financial reporting during the quarter ended March 31, 2012 until all areas have been completely re-evaluated and the materiality quantified for each of the areas as listed in 4 (a).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

- None –

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- None –

ITEM 4. REMOVE AND RESERVED

- None -

ITEM 5. OTHER INFORMATION

The Letter of Intent for the Bulk Sale Agreement [dated February 29, 2012] of the Mendocino Bakery Café, entered into between Thanksgiving Coffee Company [Seller] and Teddy Winslow & Ari Lundgren [Buyer] was not finalized, Note had not been signed by the Buyer, by the filing date of this 10Q and hence not recorded as a transaction for the period ending March 31, 2012. All elements of the Bulk Sale Agreement remain the same as stated in the 10K filed on March 30, 2012. It is management’s opinion and position that the Bulk Sale will be recorded in the June 30, 2012 10Q.

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

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Ben Corey-Moran	President	May 14, 2012
Ben Corey-Moran

/s/ Janet Aguilar	Chief Financial Officer	May 14, 2012
Janet Aguilar