Form 10-K
period 2016-12-31
THANKSGIVING COFFEE CO INC
filed 2017-03-29
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended 12/31/2016, 2015, 2014, 2013 and 2012

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

Yes☐   No ☒

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

Yes☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Regulation 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☒

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

Yes ☐   No ☒

There currently does not exist a public trading market for the registrant’s common stock. Over the years, there have been isolated and sporadic privately negotiated transactions in the Company’s shares.  See “Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”  The Company is not aware of any privately negotiated transactions of the Company’s stock since 2008. The Company is unable to determine the current market value of the common equity held by non-affiliates as no reliable secondary trading price exists.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 23, 2017
Common Equity, no par value	1,236,744 shares

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

The Thanksgiving Coffee Company, Inc. (“Thanksgiving Coffee” “we,” “our,” “us” or “Company”) is filing this comprehensive annual report on Form 10-K for the fiscal years ended December 31, 2016, 2015, 2014, 2013 and 2012 (the “Comprehensive Form 10-K”) as part of its efforts to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Due to significant property damage and economic downturns as described more fully in following sections (see Item 2 – Property, and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations), this Comprehensive Form 10-K is our first periodic filing with the Securities and Exchange Commission (the “SEC”) since the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2012. Included in this Comprehensive Form 10-K are our audited financial statements for the fiscal years ended December 31, 2016, 2015, 2014, 2013 and 2012, which have not been previously filed with the SEC. In addition, the Comprehensive Form 10-K also includes unaudited quarterly condensed results of operations for the previous two years ending December 31, 2016.

FORWARD LOOKING INFORMATION

In addition to historical information, this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “would,” “should,” “could,” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These statements relate to, among other things, possible expansions into new and existing markets and trends in the operations of the Company.  Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green coffee beans, continuing competition within the Company’s markets, variances from budgeted sales mix and growth rate, consumer acceptance of the Company’s products, inability to secure adequate capital to fund its operating expenses and working capital requirements, inability to increase prices for the Company’s products, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement the Company’s sales goals, natural disasters, civil unrest in countries which produce coffee, weather and other risks identified herein.  We do not intend, and undertake no obligations, to update any of our forward-looking statements after the date of this annual report to reflect actual results of future events or circumstances.  Given these risks and circumstances, readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this annual report.

PART I

ITEM 1.  BUSINESS

INTRODUCTION

Thanksgiving Coffee was founded by Joan and Paul Katzeff in 1972 as a partnership, and they incorporated it on May 10, 1982. Since its inception, the Company has been a pioneer, modeling social and economic justice, and environmental sustainability, employing as many as 50 full-time employees in the Ft. Bragg, CA area. The Company’s motto, “Not Just a Cup, but a Just Cup,”™ reflects the Company’s principles and mission, and its commitment to cooperatives composed of small coffee farmers in developing nations.

For years the Company has purchased and roasted high quality coffee beans and marketed them to the Specialty coffee market, (providing coffee beans of the best flavor which are produced in special micro climates).  The Company buys green coffee beans (which are the color of coffee beans before they are roasted) through six main importers.

The Company wholesales its coffee through its own distribution system and through outside distributors in the Northern California market.  In other parts of the nation, the Company distributes its products directly to retailers. The Company also markets directly to consumers through electronic media.    The Company’s coffee product offerings and accessories of third parties are made on the its Internet web site.

In October 1996, the Company completed a direct public offering (a “Qualification by Permit” in California), and the Company filed with several other states1 to conduct its offering of shares of its Common Equity (“Common Stock”).  As of March 15, 2017, 1,323 non-affiliated shareholders (shareholders who are not officers, directors, 5% or greater holders of the Company’s Common Stock or affiliates of the Company) held shares of the Company’s Common Stock, representing approximately 22% of the outstanding shares.

PRODUCTS

Coffee.  The Company roasts a wide variety of whole bean caffeinated, decaffeinated, flavored, blended and unblended coffees.  With the exception of its high-caffeinated coffee, the Company roasts only high quality Arabica beans with a focus on organic, shade grown and fair-traded beans (these are coffees where a floor price has been established).  Arabica beans are grown at high altitudes where the cooler climate results in slow growth and usually higher quality.  In addition to its current line of classic, Specialty and single origin coffees produced by local farmer cooperatives from over 12 countries, the Company is producing custom products for the American Birding Association, the Dian Fossey Gorilla Fund International, Defenders of Wildlife, Friends of the Earth and other social justice and environmental non-profits under exclusive licensing agreements, as well as private-label products for retail and food service accounts.

Complementary products.  The Company sells a wide variety of complementary coffee products and accessories, such as coffee makers, thermal carafes, mugs, and chocolate covered espresso beans.

The Company sells its coffees and other products through a multi-channel distribution network consisting of wholesale distribution operations and direct marketing operations.  Complementary products are purchased from third party vendors on an as-needed basis and resold to the Company’s customers.  The Company generally provides its wholesale customers with brewing, grinding and related equipment (leased from third party leasing companies) and product displays (designed and manufactured by the Company) at no charge if predetermined sales volumes are reached.

COFFEE INDUSTRY

Total sales of coffee in the United States were expected to grow by a compounded rate of 6.9% from 2005 to 2010, reaching $48.2 billion by 2010, according to the U.S. Market for Coffee and Ready-to-Drink Coffee, a report from market research publisher Packaged Facts.  According to the National Coffee Association of USA, Inc. coffee now surpasses soft drinks as the most popular beverage after water.  Daily coffee drinking, according to their study, is up for the fourth year in a row with younger drinkers dominating the increases. This upward trend has continued. From 2010 through 2015, the number of coffee houses had grown from 4,000 to approximately 12,000. In addition, the number coffee roasters increased by approximately 2,000.

In the 1970’s, when the Company began to roast coffee, there were less than 15 roasters in the country, with the large roasters accounting for nearly all of the coffees consumed.  Today, there are over 3,000 Specialty coffee roasters, each segmenting and fragmenting the market, adapting to a wide variety of niche markets.  They are focusing on their ability to provide a wide range of coffee origins, freshly roasted in the appropriate style to meet the specific needs of local and regional markets.

According to a 2009 survey of Lifestyles of Health and Sustainability Consumer Trends Database by the Natural Marketing Institute, 60% of U.S. adults would more likely purchase products of companies that are mindful of the impact their product has on the environment and society.  In the study, 57% of the consumers are more loyal to companies that are socially responsible and 52% said they would recommend the food products of these companies to their friends.  More that 38% of the respondents said they would pay more to buy products of socially responsible companies.  In the book “The Better World Shopping Guide” by Ellis Jones, the Company is listed as an “A+” producer because of its environmental and socially responsible practices and is listed as a “Corporate Hero” in the coffee segment of the book for consumers. Even in today’s difficult economy, 34% of Americans are more likely to buy environmentally responsible products and another 44% indicate their environmental habits have not changed as a result of the economy according to the results of a 2009 study by Cone Consumer Environmental Survey. This trend continues as well. In 2016, approximately 80% of the Company’s products sold were certified organic.

1 The Company also filed to conduct its offering in the following states: Washington, Oregon, New York, New Jersey, Pennsylvania, Arizona, Alabama and Hawaii.

ITEM 1.  BUSINESS - continued

As of 2010, “Fair Trade” (or “FT”) coffee was roasted by over 300 U.S. companies and sold at thousands of retail outlets.  Fair Trade certified coffee directly supports a better life for farming families in the developing world through fair prices, community development and environmental stewardship. Fair Trade farmers market their own harvests through direct, long-term contracts with international buyers, learning how to manage their businesses and compete in the global marketplace. Dunkin Donuts, the number one U.S. retailer of coffee by the cup, has rolled out a Fair Trade espresso line of drinks.  Even Starbucks, the largest Specialty coffee company in the United States, is targeting to serve 10% of their coffee with FT product. This trend has continued but the trend line has flattened. The Company continues to offer 80% of our coffees as FT certified.

Coffee is traded on the New York Coffee Sugar and Cocoa Exchange.  Market price for coffee on the New York Coffee Sugar and Cocoa Exchange (“NYCSCE”) has doubled in the last two years and is near the high levels that were reached in 1997.  The difference between this increase and the one in 1997 according to a report of J. Ganes Consulting is that the availability of washed Arabica coffee in producer countries has become limited.  This is reflected in premiums being commanded in the cash market for better grades at a time when prices are already at highs by historic standards.  According to the report, this situation is caused by lack of supply on hand in producing countries and the increase in world demand for coffee especially in emerging markets of China and India.  The report states that it is not known when the supply of green coffee will meet with demand and as a consequence, the market could continue to move higher.  If the Company cannot offset the increase in green bean pricing with the higher prices, it would have a negative impact on the Company’s revenues. However, since 2012, green bean coffee prices have remained stable, between $1.30 to $1.80 per pound. The Company has raised its prices to meet the upswing in costs during this period, as have our competitors.

MARKETING STRATEGY

The Company’s sales and marketing efforts are currently organized in four different sales methods:

1.  Wholesale, Direct Delivery.  This sales method includes customers in Northern California counties contiguous to the Company’s plant in Fort Bragg, California, and is serviced by Company trucks and/or outside distributors.  The Company owns trucks and delivers coffee within a radius of 100 miles or less from Fort Bragg.  Because of the cost of operating its own fleet, the Company has reduced its own fleet in favor of using distributors in certain areas previously serviced by the Company.  Total Company routes have declined, and outside distributors have continued to service these routes.

2.  Wholesale Delivery by Other Means.  This sales method includes accounts that are serviced by UPS or other common carriers.  Deliveries span most of the United States with the concentration of accounts in California.  This method is either handled direct, via broker or by a distributor.

3.  Direct Marketing.  This sales method includes accounts serviced through online programs.

SOCIAL AND ENVIRONMENTAL RESPONSIBILITY

The Company focuses its marketing on creating and selling products that socially, environmentally and economically justify the Company’s motto since 1985: “Not Just A Cup, But A Just Cup.” To this end, we:

1.	Purchase 80% of our raw coffees only from small scale coffee farmer cooperatives.
2.	Purchase 80% of our coffees from certified organic growers.
3.	Have become a certified B Corporation[2], and follow B Corporation guidelines for sustainable business practices.
4.	Seek partnerships with environmental non-profit organizations, and have established long-term exclusive licensing agreements with the following non-profit entities to produce coffee products for them to serve as fund raising tools:

●	Defenders of Wildlife – “Save the Wolves Coffee”
●	Friends of the Earth – “Bee Bold Coffee”
●	Baby Rhino Foundation – “Save the Rhinos Coffee”
●	American Birding Association – “Songbird Coffee”
●	Dian Fossey Gorilla Fund International – “Gorilla Fund Coffee”

These licensing agreements enable the creation of meaningful and multi-dimensional coffees that are sold by “brick and mortar” retailers, as well as on-line.

CUSTOMER BASE

The Company’s customer base is wide in scope. Customers include wholesale accounts, such as supermarkets, hotels, restaurants, food services entities and offices. Wholesale sales represent 88% of total sales. The Company also retails its products on-line. Approximately 12% of sales are on-line. The Company’s sales area breaks down roughly as follows: Locally (defined as within a 50-mile radius) - approximately 25% of total sales volume, Regionally (defined as between a 50 and 150 mile radius) - approximately 63% of sales volume, and on-line (which is more or less a national market) – 12% of total sales volume.

2 “B Corporation” is a designation provided by B Labs, a nonprofit organization, which provides the designation if a company meets the highest standards of verified social and environmental performance, public transparency, and legal accountability, and aspires to use the power of markets to solve social and environmental problems.

ITEM 1.  BUSINESS - continued

The scope of our sales base makes us less vulnerable to competition, although each segment of the business requires a unique marketing approach. We believe our marketing approach enables us to weather economic fluctuations.

Although competition has increased from 2012 through 2016, we have retained market share. Smaller roasters have been acquired by larger entities and the acquisition pace has continued to consolidate the industry as large investments by venture capital and private equity interests have flooded the coffee trade.

We believe our position in the industry is both iconic and solid. In 2015 we were awarded B certification and in 2016 we were awarded “Roaster of the Year”

COMPETITION

The Specialty coffee market is highly competitive, and the Company competes against all sellers of Specialty coffee.  At the wholesale level, the Company competes with several nationally known premium coffee brands, such as Smucker’s Millstone label, Nestlé’s Nescafe label and Green Mountain Coffee Roasters as well as other lesser known brands and store brands.  The Company also competes regionally in Northern California with Specialty roasters such as Peet’s, Taylor Maid and Jeremiah’s Pick for retail shelf space and with large regional roasters for food service trade.  In the direct mail area, the Company competes with established suppliers such as Gevalia, a division of General Foods Corporation, as well as with other direct mail companies, including Starbucks, the leading independent Specialty coffee retailer and wholesaler.

The Company also competes with other eco-friendly coffee companies such as Equal Exchange, Counter Culture, Cafй Mam, and other coffee companies that sell eco-friendly coffees as part of their product line.

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

The Company cannot guarantee successful competition against other coffee companies.  The Company believes its focus on partnering (such as the relationships with the American Birding Association and the Dian Fossey Gorilla Fund International) has enabled the Company to find a niche in the coffee market. However, there can be no assurance that these or the Company’s other marketing efforts will be successful in future years.

The Company also sells complementary products, primarily to its wholesale serving accounts that are ancillary to the coffee business but are necessary to serve coffee.  These items include coffee sleeves, coffee cups, equipment cleaner and the like.  These items are provided as a convenience for those accounts and assist in increasing revenue per stop for the Company’s distribution system.  The Company also sells these items in its direct marketing division.  The Company experiences competition in the sale of these ancillary items from manufacturers or other distributors, such as foodservice distributors.  There can be no assurance that the Company will be able to maintain or expand sales of these products successfully in the future.

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

CUSTOMERS AND VENDORS

See Note 1 to the financial statements under “concentrations of credit risk” for a summary of significant customers and vendors.

INTELLECTUAL PROPERTY

The Company holds various federal registrations in the United States for the following trademarks and service marks: Thanksgiving Coffee Company, Royal Gardens Tea Company, Pony Express, Time Bandits, Grand Slam Coffee, “Not Just a Cup...But a Just Cup,” “Many Beans are Picked, Few are Chosen,” Mayan Harvest, Inca

ITEM 1.  BUSINESS - continued

Harvest, and End the Embargo.  From time to time, federal [trademarks] and service mark registrations must be renewed.  The Company does not hold any patents.

GOVERNMENT REGULATION

The Company’s roasting plant has been certified wholly organic by the United States Department of Agriculture (USDA).  The California Certified Organic Farmers (CCOF) is the inspecting agent.  The CCOF has also certified the organic practices of several farms from which the Company receives green beans.  The certification criteria of the CCOF, an independent organization, meet the standards promulgated under the Organic Foods Production Act of 1990, allowing the Company to market product originating at the certified farms as organic.

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

EMPLOYEES

As of December 31, 2016, the Company had twenty-two full-time employees and four part-time employees.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are a smaller reporting company and are not required to provide information required by this item

ITEM 2.  PROPERTIES

The Company’s executive offices as well as their warehouse and production facilities were damaged in a fire that occurred on July 5, 2010. The warehouse was converted to accommodate production and shipping until repairs to the building could be completed. The roasting facility was not damaged by the fire and is still being used. Approximately one half of the total 14,500 original square footage at 19100 South Noyo Harbor Drive, Fort Bragg, California 95437, was destroyed by the fire and the remaining square footage continued to be used for Company operations.  The Company has now moved into its newly re-built facility located at 19100 South Harbor Drive effective October 1, 2014. The original rent on this property was $8,600 per month, under a lease that commenced in November of 2005. The building is owned and leased by Joan and Paul Katzeff, the founders, majority shareholders, directors and officers of the Company (the Katzeffs). Effective August 1, 2011, while the Company was occupying the undamaged space, the rent was reduced to $4,500 per month. The monthly rent has returned to the original rate of $8,600 per month, effective October 1, 2014. In May of 2015, the Company entered into a new 10-year lease for the facility. The monthly rent continues to be $8,600 for the term of the lease. The Company is responsible for real estate taxes, insurance and maintenance on the facilities.  See Item 13 “Certain Relationships and Related Party Transactions, and Director Independence” and Note 6 to the “Notes to Financial Statements” included in this annual report.

The Company and the Katzeffs have received a total of $3,826,621 in fire insurance proceeds. Of this amount, the Katzeffs received $1,647,285 in proceeds to repair the damaged building and also received $103,000 for lost rent. These amounts are not accounted for in the Company’s financial statements. The Company received a total of $2,050,336 in proceeds, $1,000,000 for business interruption and the balance for repair and replacement of fixtures and equipment.

The Company’s Café and Bakery, located at 10483 Lansing Street in Mendocino, California, was sold in 2012 for $85,000.

ITEM 3.  LEGAL PROCEEDINGS

No material legal matters in which the Company is a party or of which its property is the subject are pending at this time.

ITEM 4.   [REMOVED AND RESERVED]

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  Trades in the Company’s Common Stock are made through Mutual Securities, Inc., in Camarillo, California, a broker dealer that makes markets in corporation securities over-the-counter.  No established public trading market exists for the Company’s Common Stock.  The Company has no present intention of developing a public trading market for the Common Stock.  No trades have been reported from 2008 through December 31, 2016.

Holders.  As of March 15, 2017, there were 1,326 holders of record of the Company’s Common Stock.

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

Recent Sales of Unregistered Securities.  No sales of the Company’s equity securities were made by the Company during the past four fiscal years.

Company Purchases of its Equity Securities.  No purchases of the Company’s equity securities were made by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) during the five fiscal years ended December 31, 2016.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company and are not required to provide information required by this item. However, please see “Selected Quarterly Financial Data” in Item 7 which provides unaudited quarterly condensed results of operations for the previous two years ending December 31, 2016.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with the Company’s audited financial statements and notes thereto appearing elsewhere in this annual report.

SUMMARY OF ACTIONS TAKEN BY MANAGEMENT IN 2012

In 2012, the Katzeffs, with Board approval, took the following actions to attempt to return the Company to profitability:

1.	In 2012 the CEO was dismissed, followed by the dismissal of the CFO. These actions were taken to save money and were not the result of any dissatisfaction in the performance of their duties as CEO and CFO.
2.	The Company-owned Cafe was sold.
3.	The Co-Founders returned to full-time positions in 2012:
Paul Katzeff returned to CEO
Joan Katzeff returned as COO
4.	Jonah Katzeff, the son of the Co-Founders, was hired to manage the San Francisco Bay Area business and the Green Coffee Division.
5.	The Company raised the selling prices of its coffees by 12.5%

The Co-Founders, upon their return in 2012, determined the Company was in a cash flow crisis. The Company was unable to pay its obligations on time and was heading toward bankruptcy. The Founders took the following actions after a full review of the Company operations.

1.	The COO position salary was reduced from $90,000 to $60,000. (annually)
2.	The CEO stopped taking a salary, an annual savings of $100,000
3.	The CFO position was left vacant, saving $90,000 annually
4.	The Company stopped reporting to the SEC (but continued to have quarterly and annual compiled financial statements prepared. Our logic was once the Company returned to profitability, it would be able to create the appropriate records needed to become current with SEC reporting requirements.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The objective was to create a financial safety net of cash reserves. It should be noted that these actions coincided with the aftermath of the fire which destroyed our facility and it was the funds we received from the “business interruption” portion of the insurance proceeds ($1,000,000) that, added to the changes we made, enabled the Company to begin the long process of getting back on track.

Management set the goals of A) generating positive cash flow from operations and B) becoming profitable on a Company–wide basis.

The Company did generate cash from operations in 2012 and 2013 of $481,497 and $154,413, respectively. In addition, in 2012 and 2013, the Company generated net income of $423,149 and $211,392, respectively. However, the Company also received, and recorded as income, net insurance proceeds of $458,814 and $298,451 in 2012 and 2013, respectively. Of these amounts, approximately $684,000 represented business interruption insurance proceeds. In addition, because of previously unrecognized net operating loss carryovers, the Company’s income tax expense for this two-year period was only $43,597 on cumulative pre-tax income of $678,138, a 6.4% effective tax rate as compared to the statutory federal rate of 34%.

In 2014 and 2015, the Company generated a slight negative in cash from operations of approximately $24,675 and $29,298, respectively, and generated net losses of $77,612 and 79,748 for 2014 and 2015, respectively. The Company reflected no insurance proceeds revenue in 2014 or 2015, but did reflect, as an expense in 2014, one final insurance commission payment of $42,760.

In 2016, the Company generated $804 in cash from operations. However, the Company reflected a net decrease in cash for the year of $63,257 as fixed asset additions of $105,144 outpaced net financing sources of $41,083.

Since the 2010 factory fire, sales declined somewhat, in part due to the feverish expansion of new coffee roasting operations in the U.S. Manufacturers of coffee roasting equipment, seizing on this new change in the marketplace, enhanced the ease of entry into this field by offering downsized equipment that was less expensive than previous offerings.

Since 2010, approximately 4,000 new, local, startup roasters were added to the trade, an increase of 40%. For the Company, this increased competition did erode market share per individual retail location, but the Company by and large did not lose any accounts.

WORLD PRICING FOR RAW (GREEN) COFFEE:

Raw Coffee prices are benchmarked through an International Trading System that is managed by the World Robusta Coffee Exchange in London and by the Trading for Arabica Coffees on the NYCSCE. The Coffee Industry is the second most traded commodity in the world after crude oil. Prices fluctuate due to weather, crop disease, fundamental supply/demand shifts and quality.

In the Specialty Coffee Trade, the benchmark price becomes the base price, from which premiums are added for rarity, processing methodology, flavor quality scores, season, age of the raw beans and country of origin. In addition, premiums are added for the cost of certifications such as Fair Trade and Organic. From 2012 to 2015, world coffee prices on the NYCSCE fluctuated between $1.20 - $2.50 per pound. The Company average cost for quality Arabica coffees ranges between $0.80 cents and $2.00 per pound over the NYCSCE price. Occasionally, the Company will purchase exotic coffees in small quantities (an example being Kenya “Peaberry” at $6.00/lb) to offer on our webstore to customers willing to try the best at a higher price.

In response to this risk factor, in 2013 the Company created a Green Coffee Management Team. The team is led by VP of Green Coffee Management (Jonah Katzeff), Roastmaster (Jacob Long) and board member (Nicolas Hoskyns). One of the issues noted by this team was that our past inability to timely pay for our raw materials cost the company an average of .08 cents a pound for interest and storage. In creating a Green Coffee Team, the goal was to return a positive credit with our importers, a more precise inventory mix that matches our sales needs and a more stable and predictable cost of product, which would enable our wholesale price to be stabilized for a 12-month crop cycle.

The cost we pay for raw coffee can significantly influence our cost of sales from year to year. Green bean coffee is the most significant component of our cost of sales. Timely green coffee purchasing has positive consequences while untimely inventory can have negative consequences. Keeping a steady flow of products from 10 to 15 countries, locating both large (full containers at 37,500 pounds each) and small micro lots (150 to 1,500 pounds) is a daunting task requiring focus, time and available money for purchase. In the four years preceding the Founders’ return, the Company’s credit position with its bank had deteriorated significantly. Over-buying created extended interest and storage charges. Under-buying created scarcity and higher prices.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Mr. Hoskyns and Co-founder Paul Katzeff have worked together since 1999 when then CEO Katzeff secured a $304,000 USAID Grant to work with coffee farmers in Nicaragua. The Grant was used for training coffee cooperatives to enable them to relate their coffees to the emerging Speciality Trade. Mr. Hoskyn’s business, Ethical Trading and Investment Company (“ETICO”), was exporting sesame to England and became the major exporter of sesame in Nicaragua. He built a major credit line relationship with his bank and, being on our Board of Directors, understood the credit crunch that was impacting the Company.

In 2012, Mr. Hoskyns, agreed to use his company to reorganize our purchasing schedules, to act as our importer for all Central American Coffees and to use his Company’s line of credit in a way that would enable the Company to pay for our green coffee as it was pulled from bonded warehouses in the San Francisco Bay lowering interest payments and storage costs.

There was a mutual benefit to this relationship. We agreed to purchase all of our Central American and African coffees through ETICO in exchange for our ability to pay for the coffee as it was being used, i.e., pulled from US bonded warehouses. ETICO received a $.10 per pound commission and the Company estimates it saved $.05 per pound in reduced import and customs costs. ETICO also gained entry into the growing trade as a coffee importer. The Company now had the ability to purchase coffees using the importer’s (ETICO’s) credit line, which allowed for more favorable pricing on bulk purchases and preferential service cost savings of $.05 per pound.

By 2014, The Company was using ETICO for approximately 70% of our purchasing needs and through this control system made us less vulnerable to changing market. This new system brought our largest annual cost into a managed cash flow system, relieving the pressure on our cash position and enabling the Company to begin to reestablish its credit with its other suppliers.

RESULTS OF OPERATIONS

The following table shows the changes, both in U.S. Dollars and percent, of the significant income statement line item classifications for the two previous fiscal years.

	2016 over 2015		2015 over 2014
	$ Inc (Dec)	% Inc (Dec)	$ Inc (Dec)	% Inc (Dec)
Sales	(57,151)	-1.58%	162,166	4.70%
Cost of sales	(86,599)	-3.89%	122,254	5.81%

Gross Profit	29,448	2.13%	39,912	2.97%

Selling, G&A expense	134,140	9.14%	98,917	7.23%

Operating profit (loss)	(104,692)	124.48%	(59,005)	235.07%

Other income (expense)	(6,424)	-124.54%	67,247	-108.31%
Income tax expense (credit)	-	0.00%	10,378	-108.35%

Net income (expense)	(111,116)	139.33%	(2,136)	2.75%

2016 compared to 2015

Total sales in 2016 were $3,552,899 a decline of $57,151, or 1.66%, as compared to 2015 sales of $3,610,050. Part of the decline can be attributed by one of our customer’s selling their business off to Safeway and they were letting their inventory run down for the transition. The transitions happened during the fourth quarter. We are vendor for Safeway and they will be carrying our product.

Gross profit, increased by $29,448, or 2.13%, as a percentage of net sales, in 2016, as compared to 2015. Our 2016 cost of sales declined by $86,599, or 3.89%, as compared to 2015. As a percentage of net sales, our cost of sales in 2016 declined by 1.44%,

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

from 61.67% in 2015 to 60.23% in 2016. The decrease in our cost of sales is the result of tighter inventory controls and cost benefits realized from the practice of contracting for larger bulk purchasing of raw beans, which resulted in a lower cost of raw product.

Selling, general and administrative (SG&A) expense increased by $134,140, year over year, or 9.13% as compared to 2015. SG&A expenses, as a percentage of net sales, were 45.08% in 2016 as compared to 40.66% in 2015. The increase in SG&A expense was primarily the result of increased costs relating to the audit and preparation of Comprehensive 10K. Other income and income tax expense did not vary significantly year over year.

2015 compared to 2014

Gross profit, as a percentage of net sales, increased by $39,912 in 2015, as compared to 2014. Net sales increased by $162,166, or 4.70%, year-over-year. We attribute the sales growth to an increase in our national and web-based sales, which we believe resulted from our change in branding and upgrade of our website. Our cost of sales increased by $122,254, or 5.81%, year-over-year. The increase in our cost of sales was primarily the result of additional labor costs incurred as the Company added production staff. However, because of the increase in sales noted above, our overall gross profit percentage experienced only a minor decline, from 38.97% in 2014 to 38.33% in 2015.

SG&A expense increased by $98,917, year-over-year, or 7.23% as compared to 2014. SG&A expenses, as a percentage of net sales, were 40.66% in 2015 as compared to 39.70% in 2014. The increase in SG&A expense in 2015 was the result of increased rent expense (approximately $50,000), as well as increased business consulting expenses of approximately $20,000.

Other income increased by $67,247, primarily due to one-time expenses relating to insurance proceeds and interest expense that were incurred in 2014, but not repeated in 2015.

The fluctuation in income tax expense (credit) from year-to-year is primarily the result of the need to provide a full valuation allowance on the Company’s net deferred tax asset. See note 7 to the financial statements for further detail on the Company’s deferred tax asset position.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of December 31, 2016 was $387,199 as compared to working capital of $544,143, $530,550, 756,145 and $565,653 as of December 31, 2015, 2014, 2013 and 2012, respectively. Working capital spiked in 2013 as the Company had received the bulk of its fire insurance proceeds, but had not yet fully re-invested the proceeds into needed production and facility improvements.

In 2016, the Company generated $804 in cash from operations but incurred a net loss of $190,864. The continued erosion in working capital is the result of the operating losses incurred. During 2014 and 2015, the Company used, rather than provided cash from operating activities, as the Company incurred net losses in those two years as well.. The Company had cash provided from operating activities in 2013 and 2012, largely due to the influx of fire insurance proceeds received in those years. The Company received net insurance proceeds of $298,451 and $458,814 in 2013 and 2012, respectively.

Cash used in investing activities for all years presented is primarily the result of fixed asset additions, particularly in the 2014 and 2015 and 2016 fiscal years.

Cash flows from financing activities for all years presented consisted mainly of borrowings and repayments on long-term debt. During 2013, fire insurance proceeds were received by the Katzeffs under the assumption those proceeds were for the repair and replacement of the damaged building, which is owned by the Katzeffs. It was determined that approximately $455,000 in proceeds were for Company-related items such as business interruption payments as well as payments from damage to equipment that was owned by the Company. Thus, at 12/31/13, the Company reflected a receivable from the Katzeffs for the amounts that represented claim payments for Company assets and lost business. The amounts were repaid to the Company in the subsequent fiscal year.

See Note 5 to the accompanying financial statements for a summary of the Company’s outstanding debt.

SEASONALITY AND OTHER FACTORS AFFECTING PERFORMANCE

The Company’s business is seasonal in nature.  However, since we have been able to smooth out our purchasing and cash flow needs through the use our relationship with ETICO, we no longer face significant seasonal supply pressures brought on by the availability of green beans. Sales are historically higher in the last two quarters as compared to the first two quarters. Please refer to the table of selected quarterly financial data for quarter-by-quarter results of operations.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company’s future results of operations and earnings could also be significantly affected by other factors, such as changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products, the availability and costs of green coffee beans, increased competition, consumer acceptance of the Company’s new products, the loss of one or more major customers, civil unrest in countries that produce coffee, weather and other natural disasters.  There can be no assurance that sales will be maintained or increase in future quarters.

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

At present, there is no pending litigation or proceeding involving any director, office, employee or agent of the Company where indemnification would be required or permitted.  The Company is not aware of any pending or threatened litigation or proceeding that might result in a claim for such indemnification that would be material to the financial statements.

SELECTED QUARTERLY FINANCIAL DATA

	For the Quarters Ended
	2016				2015
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Sales	$892,164	$903,402	$890,936	$866,397	$937,531	$921,641	$894,950	$855,928
Cost of goods sold	541,403	543,324	521,547	533,599	581,531	556,019	537,420	551,502
Gross Profit	350,761	360,078	369,389	332,798	356,000	365,622	357,530	304,426
Operating Expenses	423,888	421,147	379,570	377,219	358,750	378,104	381,656	349,174
Operating profit (loss)	(73,127)	(61,069)	(10,181)	(44,421)	(2,750)	(12,482)	(24,126)	(44,748)
Other income(expense)	(20)	143	(75)	(1,314)	1,655	2,023	778	702
Income (loss) before income taxes	(73,147)	(60,926)	(10,256)	(45,735)	(1,095)	(10,459)	(23,348)	(44,046)
Income tax expense(benefit)	-	-	-	800	-	-	-	800
Net Income (loss)	$(73,147)	$(60,926)	$(10,256)	$(46,535)	$(1,095)	$(10,459)	$(23,348)	$(44,846)

Sales for the last 8 quarters have remained fairly stable. For 2016, sales decreased by $57,151 over 2015, a 1.58% decrease. The quarterly gross profit percentage on sales for each of the quarters for the past two years has likewise remained stable, ranging from a high 41% to a low of 36%. The gross profit percentage on sales was 39.77% and 38.33% for the 2016 and 2015 fiscal years, respectively.

Operating expenses on a quarterly basis have ranged from a low of 38% of sales to a high of 47%. For the 2016 and 2015 fiscal years, operating expenses were 45.08% and 40.66% of sales, respectively.

By the end of 2013, The Company had received their full insurance reimbursements for business property replacement and business interruption insurance. In 2014, the Company paid out and expensed $42,760 in commissions paid to a consultant who assisted the Company with their insurance claim. These amounts are shown as “other expenses” for the 2014 fiscal year. There were no additional payments or reimbursements received or incurred in 2015.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The last Company 10-K filing was for the fiscal year ended 2011. The audits were performed by Schumacher and Associates, Inc., (Schumacher). As previously noted, the Company ceased filing audited annual financial statements with the SEC in 2012 and also failed to file the Form 8-K notice regarding the cessation of the previous auditor relationship. In 2016 the Company determined that it has now sufficiently overcome its previous financial difficulties to warrant bringing current its financial reporting, and is using this Comprehensive 10-K filing format to do so. Schumacher has not performed any audit services for the Company since the filing of the last 10-K for the year ended December 31, 2011. In 2016, the Company retained the services of Vavrinek, Trine, Day & Co., LLP, (VTD) to audit the Company’s financial statements for the fiscal years ended December 31, 2012 through December 31, 2015. The Company had no disagreements with Schumacher on matters of accounting or financial disclosure. VTD did make contact with representatives of Schumacher, and Schumacher has cooperated with the new auditors in this transition.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of the Chief Executive Officer and the Chief Operating Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report.  Based on that evaluation, management has concluded that our disclosure controls and procedures, as of December 31, 2016 and for the five fiscal years ending December 31, 2012 through December 31, 2016, were adequate and effective to insure that material information relating to the Company would be made known to them during the period in which this annual report was being prepared.  Disclosure controls and procedures are designed to ensure that information that is required to be disclosed by us in the reports that we file is accumulated and communicated to management, including our CEO and COO, in a manner to allow timely decisions regarding disclosure, and that such information is recorded, processed, summarized and reported in a timely manner.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on this evaluation, performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, and the Chief Operating Officer, management believes the Company maintained effective internal control over financial reporting as of December 31, 2016, and for the four previous fiscal years ended December 31, 2015.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors, nominees, key employees and executive officers of the Company and their ages as of the date of this Form 10-K are as follows:

Name	Age	Position with the Company

Paul Katzeff	78	CEO, Chairman of the Board of Directors
Joan Katzeff	67	COO, Secretary, Treasurer and Director
Nicolas Hoskyns	49	Director

Paul Katzeff, a co-founder of the Company has served as Roastmaster, and a Director since the Company’s incorporation on May

10, 1982, and as our Chairman of the Board of Directors since June 2010.  Mr. Katzeff also served as our Chief Executive Officer from the date of our incorporation.  Mr. Katzeff is a co-founder of the Specialty Coffee Association of America (S.C.A.A.) and served as its Chairman in 1985.  He has served as an elected Board member of the S.C.A.A. since 1994, and served as Chairman of the Environmental Committee of the Board in 1994.  Mr. Katzeff co-chaired the Second Annual Sustainable Coffee Conference held in April of 1998.  Mr. Katzeff served as S.C.A.A. President in the year 2000.  Mr. Katzeff and Joan Katzeff are husband and wife.  Mr. Katzeff holds a Bachelor’s degree in Agriculture from Cornell University and a Masters degree in Social Work from Adelphi University.

Joan Katzeff, a co-founder, has served as a Director of the Company since incorporation on May 10, 1982 and as our Secretary and Treasurer since June 2010.  Ms. Katzeff served as the President from the date of our incorporation to June 2010.  Her experience in the Company’s early years included production, delivery and bookkeeping. Ms. Katzeff was appointed Chief Operating Officer, (COO) in 2012. Ms. Katzeff has a B.S. in speech and Hearing from Emerson College, and an M.S. in Audiology from Temple University.

Nicholas Hoskyns has been a Director of the Company since 2007.  Since 2003, he has served the managing director of the Ethical Trading and Investment Company of Nicaragua (“ETICO”), a company that works with small farmer cooperatives on their organizational, business and marketing development.  He has helped found three cooperatives, integrating these bodies at local, regional and national levels and supporting their entry into markets in Europe, the United States and Japan.  His work has been primarily in the coffee and sesame seed trade in the Central American region where he resides.  He has a BA in Development Economics from the University of East Anglia in the United Kingdom.

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

ITEM 11.   EXECUTIVE COMPENSATION

The following table provides certain information concerning the compensation paid to our Chief Executive Officer and Chief Operating Officer during the fiscal years ended December 31, 2016, 2015, 2014, 2013 and 2012.

Summary Compensation Table

	Year ended December 31:
	2016	2015	2014	2013	2012
	Salary	Salary	Salary	Salary	Salary
Paul Katzeff, Chairman of the Board and CEO	$8,566	$6,376	$6,239	$6,064	$22,403
Joan Katzeff, COO, Secretary, Treasurer and Board member	$70,976	$63,149	$56,496	$56,008	$58,345

During the five years ending December 31, 2016, neither Paul Katzeff nor Joan Katzeff received any additional compensation in the form of a bonus, stock or stock option award, non-equity incentive plan compensation, non-qualified deferred compensation earnings or any other form of compensation except for their salary.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 1, 2016, (i) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the Company’s Common Stock, (ii) by each of the named executive officers, (iii) by each of the Company’s directors, and (iv) by all directors and executive officers as a group.  The Company believes that the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.  Beneficial ownership representing less than one percent is denoted with an “*”.  The Company does not have an equity compensation plan.

	Nature of
	Percent of
	Beneficial	Amount and
Name and Address of Beneficial Owner	Ownership (1)	Class (2)

Joan and Paul Katzeff (1)	964,400 (3)	78%
(Joan Katzeff, COO, Secretary, Treasurer and Director)
(Paul Katzeff, CEO and Chairman of the Board of Directors)
c/o Thanksgiving Coffee Co., Inc.
POB 1918
Fort Bragg, CA 95437

Nicolas Hoskyns
Director	0
c/o Thanksgiving Coffee Co., Inc.
POB 1918
Fort Bragg, CA 95437

All directors and executive officers as a group (2 persons)	964,400	78%

(1)  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities.

(2)  Based upon 1,236,744 shares of the Company’s Common Stock issued and outstanding at March 15, 2017.

(3)  Shares are jointly owned by Joan Katzeff and Paul Katzeff.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In November 2005, the Company signed a new lease for its corporate headquarters, warehouse and production facilities from Joan and Paul Katzeff, who own the facility and are directors, executive officers and the majority shareholders of the Company (the “Katzeffs”).  The lease was for ten years and ended May 31, 2015.  The lease provided for monthly payments of approximately $8,600 for the entire term of the lease.  The lease was amended in July, 2011 to $4,500 to reflect the diminished use of the property since the fire.  In May of 2015, the Company signed a new lease with the Katzeff’s for the same facilities. The lease runs for 10 years, ending in May of 2025. The monthly rent is $8,600 for the term of the lease. The Company remains responsible for all real estate taxes, insurance and maintenance related to the leased facilities.

The Company carries insurance indemnifying its directors and certain officers and certain employees against certain liabilities by reason of their status or service as directors, officers or employees of the Company.

The Company uses the services of ETICO, which acts as a broker for us in our purchase of coffees from Nicaragua, Guatemala, Rwanda, Uganda and certain Mexican green coffee beans. Nicolas Hoskyns, a director of the Company, is the managing director of ETICO.  At December 31, 2016, there was $40,246 payable to ETICO for coffee purchases. All amounts owed were current and were paid in accordance with our standard vendor payment policies. The relationship with ETICO is ongoing. There is no written agreement. While management believes there is no indication of any concern, the arrangement with ETICO could be cancelled at any time. The loss of the ETICO relationship could have an adverse effect on the Company’s business in the short term. Management believes they have other options that could be utilized in the event the ETICO relationship was terminated.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate accounting and audit fees billed to the Company for services rendered during the fiscal years ended December 31, 2016, 2015, 2014, 2013 and 2012 are set forth in the table below:

	Year ended December 31:
	2016	2015	2014	2013	2012

Audit (1)	$70,500	$-	$-	$-	$51,500
Audit-related (1)	50,803	-	-	-	-
Tax (2)	4,595	8,747	6,282	8,083	5,932
Other (3)	-	17,098	27,514	16,475	2,541

	$125,898	$25,845	$33,796	$24,558	$59,973

(1)	There were no audit nor audit-related services performed by our principal accountant, Sallmann, Yang & Alameda, during the years ended December 31, 2015, 2014 or 2013. The audit fees shown for 2012 are fees paid to our prior auditors, Schumacher and Associates Inc., for services performed in relation to the 2011 audit. Audit fees of $70,500 in 2016 were paid to Vavrinek, Trine, Day & Co., LLP (VTD) for audit services rendered in connection with the audits for 2012 through 2015. Audit fees for the 2016 audit will approximate $45,000. VTD was not engaged until early 2016 and therefore did not perform any audit or audit related services until the 2016 fiscal year. In 2016 the Company was also billed $45,000 by their principal accountant for services rendered in connection with preparation of financial statements and related schedules, for each of the four years ended December 31, 2015, 2014, 2013 and 2012 to assist VTD in their audits. These amounts are included in the audit-related classification.
(2)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax planning and tax advice. All fees were paid to Sallmann, Yang & Alameda.
(3)	All other fees consist of fees billed primarily for quarterly and annual compiled financial statements. All fees were paid to Sallmann, Yang & Alameda.

Pre-approval Policies and Procedures for Audit and Non-Audit Services.  As we do not have a standing audit committee, our Board of Directors performs the functions that may be delegated to an audit committee.  Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Company’s Board of Directors (in lieu of the audit committee) or unless the non-audit services meet certain de minimis standards.   On January 13, 2016, the Company retained the firm of Vavrinek, Trine, Day & Company, LLP (VTD) to audit the Company’s financial statements for each of the years in the four-year period ended December 31, 2015. In addition, the Company, on January 23, 2017, retained VTD to audit the Company’s financials for the year ended December 31, 2016.

PART IV

ITEM 15.   EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this annual report:

Financial Statements

-	Report of Independent Registered Public Accounting Firm
-	Balance Sheets as of December 31, 2016, 2015, 2014, 2013 and 2012
-	Statements of Income and Retained Earnings for each of the years ended December 31, 2012 through 2016
-	Statements of Cash Flows for the years ended December 31, 2016, 2015, 2014, 2013 and 2012
-	Notes to Financial Statements

Financial Statement Schedules

Not Applicable

Exhibits

3.1	Restated Articles of Incorporation of the Company.+
3.2	Bylaws of the Company.+
3.2.1	Amendment No. 1 to Bylaws of the Company, dated June 3, 1996.++
10.3	Lease Agreement for the Company’s Bakery in Mendocino.+++
10.4	Sample Coffee Purchase Agreement.+
10.5	Promissory Note issued by the Company to Joan and Paul Katzeff dated as of April 17, 1996.+++
10.10	License Agreement between the Company and the American Birding Association, Inc.**
10.11	Promissory Note issued by the Company to the Savings Bank of Mendocino County, dated November 19, 2004.**
10.13	Lease agreement for the Company’s headquarters and manufacturing and storage facility dated November 1, 2005.***
10.15	Promissory Note issued by the Company to the Savings Bank of Mendocino, dated November 17, 2006.****
10.16	Promissory Note issued by the Company to Joan and Paul Katzeff dated as of June 15, 2007.++++
10.17	Gift agreement between Joan and Paul Katzeff dated 12/31/2007 gifting shares of stock from their shares to various employees.>
14.1	Code of Ethics*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Operating Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Thanksgiving Coffee Company, Inc.

Date: March 29, 2017	By:	/s/ Paul Katzeff
Name: Paul Katzeff
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Katzeff	Chairman of the Board, CEO	March 29, 2017
Paul Katzeff

/s/ Joan Katzeff	Secretary, Treasurer and Director, COO	March 29, 2017
Joan Katzeff

/s/ Nicholas Hoskyns	Director	March 29, 2017
Nicholas Hoskyns

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

Thanksgiving Coffee Company, Inc.

Financial Statements and Report

of Independent Registered Public Accounting Firm

For the years ended December 31, 2016, 2015, 2014, 2013 and 2012

Audited Financial Statements

For the Years Ended December 31, 2016, 2015, 2014, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Thanksgiving Coffee Company, Inc.

We have audited the accompanying balance sheets of Thanksgiving Coffee Company, Inc., (the Company), as of December 31, 2016, 2015, 2014, 2013 and 2012, and the related statements of income and retained earnings, and cash flows for each of the years in the five-year period ended December 31, 2016, and the related notes to the financial statements. The Company is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over its financial reporting. Our audit considered internal control over financial reporting as a basis for audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2016, 2015, 2014, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the five-year period ended December 31, 2016, in accordance with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine, Day & Co., LLP

Palo Alto, California

March 23, 2017

Thanksgiving Coffee Company, Inc.

Balance Sheets

December 31:

	2016	2015	2014	2013	2012
Assets
Current assets
Cash	$149,936	$213,193	$277,949	$94,506	$454,456
Accounts receivable, net	239,738	233,782	245,199	216,894	266,420
Inventory	279,751	316,124	204,442	205,329	201,376
Prepaid and other current assets	109,974	126,844	38,813	91,910	51,593
Loan to stockholders	-	-	-	455,172	32,460
Prepaid income taxes	-	-	7,681	-	-
Deferred tax asset - current	-	-	-	-	108,466
Total current assets	779,399	889,943	774,084	1,063,811	1,114,771

Property and equipment
Property and equipment	1,418,820	1,313,676	1,193,630	956,022	921,409
Accumulated depreciation	(992,441)	(868,286)	(761,962)	(678,793)	(613,421)
Total property and equipment	426,379	445,390	431,668	277,229	307,988

Other assets
Deposits	12,242	3,112	36,510	7,004	550
Note receivable	29,728	29,054	64,731	72,450	79,374
Total other assets	41,970	32,166	101,241	79,454	79,924
Total assets	$1,247,748	$1,367,499	$1,306,993	$1,420,494	$1,502,683

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$286,852	$252,712	$170,704	$166,293	$263,408
Accrued liabilities	67,344	71,454	62,644	52,903	222,183
Income tax payable	-	-	-	27,049	4,551
Deferred income tax liability	-	-	-	5,827	-
Current portion of long term debt	38,004	21,614	10,186	55,594	58,976
Total current liabilities	392,200	345,780	243,534	307,666	549,118

Long-term debt	130,297	89,214	39,778	56,943	112,454
Less current portion of long term debt	(38,004)	(21,614)	(10,186)	(55,594)	(58,976)
Total long-term debt	92,293	67,600	29,592	1,349	53,478

Total liabilities	484,493	413,380	273,126	309,015	602,596

Stockholders' equity
Common stock, no par value, 1,960,000 shared authorized, 1,236,744 shares issued and outstanding	861,816	861,816	861,816	861,816	861,816
Additional paid in capital	24,600	24,600	24,600	24,600	24,600
Retained earnings (deficit)	(123,161)	67,703	147,451	225,063	13,671
Total stockholders' equity	763,255	954,119	1,033,867	1,111,479	900,087
Total liabilities and stockholders' equity	$1,247,748	$1,367,499	$1,306,993	$1,420,494	$1,502,683

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Statements of Income and Retained Earnings

Year Ended December 31:

	2016	2015	2014	2013	2012

Sales	3,552,899	$3,610,050	3,447,884	3,643,403	3,968,310

Cost of goods sold	2,139,873	2,226,472	2,104,218	2,333,558	2,776,705

Gross Profit	1,413,026	1,383,578	1,343,666	1,309,845	1,191,605

Operating Expenses	1,601,824	1,467,684	1,368,767	1,254,765	1,389,945

Operating profit (loss)	(188,798)	(84,106)	(25,101)	55,080	(198,340)

Other income (expense)
Interest income	1,996	3,905	4,982	5,946	4,197
Interest expense	(9,400)	(5,877)	(15,996)	(6,904)	(13,819)
Fire Insurance proceeds (payments) net	-	-	(42,760)	298,451	458,814
Gain on sale of assets	-	-	-	-	66,054
Other	6,138	7,130	(8,315)	5,531	3,128
	(1,266)	5,158	(62,089)	303,024	518,374

Income (loss) before income taxes	(190,064)	(78,948)	(87,190)	358,104	320,034

Provision (credit) for income taxes	800	800	(9,578)	146,712	(103,115)

Net Income (loss)	(190,864)	(79,748)	(77,612)	211,392	423,149

Retained earnings, beginning of year	67,703	147,451	225,063	13,671	(409,478)

Retained earnings (deficit), end of year	$(123,161)	$67,703	$147,451	$225,063	$13,671

Earnings (loss) per share, basic and diluted	$(0.15)	$(0.06)	$(0.06)	$0.17	$0.34

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Statements of Cash Flow

For the Years Ended December 31:

	2016	2015	2014	2013	2012
Cash flows from operating activities
Net Income (Loss)	$(190,864)	$(79,748)	$(77,612)	$211,392	$423,149
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	124,155	106,849	83,169	73,823	80,925
(Gain) on sale of assets	-	-	-	-	(66,054)
Deferred income tax (benefit) expense	-	-	(5,827)	114,293	(108,466)
(Increase) decrease in:
Accounts receivable, net	(4,876)	11,417	(28,305)	49,526	(10,266)
Inventory	36,373	(111,682)	887	(3,953)	271,841
Prepaid and other assets	5,986	(46,952)	15,910	(46,771)	(27,706)
Increase (decrease) in:
Accounts payable	34,140	82,008	4,411	(97,115)	(234,541)
Accrued and other liabilities	(4,110)	8,810	9,741	(169,280)	148,064
Income tax payable	-	-	(27,049)	22,498	4,551

Net cash provided by (used in)operating activities	804	(29,298)	(24,675)	154,413	481,497

Cash flows from investing activities
Proceeds from sale of assets	-	-	-	-	10,000
Purchases of property and equipment	(105,144)	(120,571)	(237,608)	(43,064)	(3,629)

Net cash provided by (used in) investing activities	(105,144)	(120,571)	(237,608)	(43,064)	6,371

Cash flows from financing activities
Receipts from stockholders' loan	-	-	455,172	32,460	-
Advances to stockholders	-	-	-	(455,172)	(32,460)
Receipts from note receivable	-	35,677	7,719	6,924	-
Increase in long-term debt	74,922	70,201	45,164	-	-
Principal payments on long-term debt	(33,839)	(20,765)	(62,329)	(55,511)	(65,223)

Net cash provided by (used in) financing activities	41,083	85,113	445,726	(471,299)	(97,683)

Net increase (decrease) in cash	(63,257)	(64,756)	183,443	(359,950)	390,185

Cash, beginning of year	213,193	277,949	94,506	454,456	64,271

Cash, end of year	$149,936	$213,193	$277,949	$94,506	$454,456

Supplemental dislcosure of cash flow information:
Interest paid	$9,400	$5,877	$15,996	$6,904	$13,819
Income taxes paid	$800	$800	$30,979	$9,921	$800

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Operations

Thanksgiving Coffee Company, Inc. (the “Company”), a California Corporation, engages in sourcing, blending and roasting high quality green coffee beans from small scale farmer co-ops worldwide with an emphasis on sustainability and fair trade certified coffee beans. The Company operates from their headquarters on the Mendocino coast in Fort Bragg, California, where they package, market and distribute the quality branded coffee products through retail and wholesale distribution processes in addition to an internet presence.

Method of Accounting

The financial statements of the Company have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of year or less at the time of purchase to be cash equivalents, and maintain its cash in bank deposit accounts at high credit quality financial institutions. Effective January 1, 2013, all interest bearing and non-interest bearing transaction accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 indefinitely. The Company periodically maintains cash balances in excess of FDIC coverage. Management considers this to be a normal business risk.

Concentration of Credit Risk

For the years ending December 31, 2016, 2015, 2014, and 2012, one customer accounted for 10%, 10%, 10%, and 12%, respectively, of the Company’s revenue. The customer has serving locations and is a distributor of the Company’s product. The loss of this account could have an adverse impact on the Company. For the year ending December 31, 2013, no one customer accounted for more than 10% of the Company’s revenue.

As of December 31, 2016, 2015, 2013 and 2012 one customer accounted for approximately 14%, 10%, 13%, and 11%, respectively, of the accounts receivable of the Company. As of December 31, 2014 there was no accounts receivable concentration credit risk.

For the years ending December 31, 2016, 2015, 2014, 2013 and 2012 one vendor accounted for 49%, 56%, 50%, 63% and 48%, respectively, of the Company’s green bean coffee purchases. See Note 6 to the financial statements. The loss of this vendor could have an adverse impact on the Company.

As of December 31, 2016, vendors A, B, C and D accounted for 10%, 14%, 21% and 10% of the Company’s accounts payable. As of December 31, 2015, vendors A, B, and C accounted for approximately 12%, 45% and 15% of the Company’s accounts payable. As of December 31, 2014, 2013 and 2012, vendor A accounted for approximately 31%, 14%, and 49%, respectively, of the accounts payable of the Company.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

1.	Summary of Significant Accounting Policies (continued)

Accounts Receivable

The Company extends credit to customers in the normal course of business and performs ongoing credit evaluations of customers, maintaining allowances for potential credit losses which, when realized, have been within management’s expectations. Invoices are aged based on terms with the customer. The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. The allowance for doubtful accounts is based on historical information, and recorded as a charge to operating expense. At December 31, 2016, 2015, 2014, 2013 and 2012 the Company’s allowance for doubtful accounts was $6,878, $5,912, $5,805, $5,170 and $7,635, respectively.

The bad debt-write-offs for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 were $1,641, $123, $47, $466, and $1,638 respectively.

Inventory

Inventory is stated at the lower of cost, determined using the first-in, first-out method, or market.

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes; maintenance and repair costs are charged against operations as incurred. The estimated useful lives of the assets are as follows:

Estimated Useful Lives
Automobiles	5 years
Equipment and fixtures	5 - 7 years
Office furniture and equipment	5 - 7 years
Leased equipment	5 - 12 years
Leasehold improvements	7 - 39 years

Revenue Recognition

Sales are recognized when revenue is realized or becomes realizable and has been earned. In general, revenue is recognized when the earnings process is complete, which is upon shipment of products.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

1.	Summary of Significant Accounting Policies (continued)

Shipping and Handling Charges

The Company reports shipping and handling fees charged to customers as part of freight, an operating expense. The associated expense is reported in the same account.

Sales Tax

States impose sales tax on certain sales to nonexempt customers. The Company collects that sales tax from customers and remits the entire amount to the state. The Company’s accounting policy is to exclude the tax collected and remitted to the state from revenues and cost of goods sold.

Advertising

Advertising costs are expensed as incurred. The advertising costs incurred for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 were $11,333, $10,394, $13,205, $5,152, and $44,141, respectively.

Comprehensive Income

The Company has no components of other comprehensive income other than net income, and accordingly, the comprehensive income is equivalent to the net income for the years presented.

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

Uncertain Tax Positions

The Company accounts for uncertainty in income taxes, by designating a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also considers various related matters such as de-recognition, interest, penalties, and disclosures required.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

1.	Summary of Significant Accounting Policies (continued)

Uncertain Tax Positions (continued)

The Company’s management has determined that no unrecognized tax benefits or liabilities were to be recognized or disclosed in the financial statements. The Company accrues interest and penalties associated with uncertain tax positions as a part of operating expenses. As of December 31, 2016, 2015, 2014, 2013 and 2012, there were no accrued interest or penalties associated with uncertain tax positions.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

Recent Relevant Accounting Guidance Not Yet Effective

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months. This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under current lease accounting guidance. The amendments in this Update are effective for interim and annual periods beginning after December 15, 2018 for public business entities and one year later for all other entities. The Company is currently evaluating the effects of ASU 2016-02 on its financial statements and disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and to provide related footnote disclosures. The ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The ASU is effective for annual periods ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the effects of this ASU on its financial statements and disclosures.

Variable Interest Entities

The Company holds a financial interest in an entity owned by its majority stockholders. The interest consists of the related party leasing arrangement more fully described in Note 6 to these financial statements. This interest is considered to be a Variable Interest Entity (VIE) for accounting purposes. Due to the nature and amount of the Company’s financial obligations with respect to the VIE, the Company is not considered to financially control the VIE, therefore the Company is not required to consolidate the VIE in these financial statements.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

2.	Inventory

Inventory consists of the following at December 31:

	2016	2015	2014	2013	2012
Coffee:
Unroasted	$168,003	$185,766	$105,708	$69,693	$79,644
Roasted	55,066	49,419	47,029	51,971	42,185
Tea	1,690	1,830	1,377	1,155	567

Packaging, supplies and other merchandise held for sale	54,992	79,109	50,328	82,510	78,980
Total inventory	$279,751	$316,124	$204,442	$205,329	$201,376

3.	Property and Equipment

Property and equipment consist of the following as of December 31,

	2016	2015	2014	2013	2012
Automobiles	$146,133	$105,628	$105,628	$42,387	$36,863
Equipment and fixtures	506,939	490,095	481,853	424,982	416,704
Office furniture and equipment	138,715	131,778	115,866	75,483	72,976
Leased equipment	214,796	177,088	106,886	106,886	106,886
Leasehold improvements	352,237	349,087	342,397	306,284	280,053
Trademarks	-	-	-	-	5,127
Package design	41,000	41,000	41,000	-	-
Website	19,000	19,000	-	-	2,800
	1,418,820	1,313,676	1,193,630	956,022	921,409
Accumulated depreciation	(992,441)	(868,286)	(761,962)	(678,793)	(613,421)
Total property and equipment	$426,379	$445,390	$431,668	$277,229	$307,988

Depreciation expense for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 was $124,155, $106,849, $83,169, $73,823, and $80,925, respectively.

4.	Note Receivable

The Company sold their bakery and café in January 2012, carrying back a note receivable of $75,000 on the sale. The Note repayment called for scheduled principal reductions as follows: $5,000 in 2013, $7,500 in 2014, $15,000 in 2015 and 2016, with the final payment of $32,500 due on June 30, 2017. Additionally, interest is payable annually at 7.00% on the outstanding balance, compounded yearly. All scheduled principal payments have been made as required, plus other additional principal reductions. The balance of the note at December 31, 2016 is $29,728, including accrued interest of $843.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

5.	Long Term Debt

Long-term debt consists of the following at December 31:

	2016	2015	2014	2013	2012
Long Term Debt

Savings Bank of Mendocino, payable in monthly installments of $4,309, interest at 7.25%, collateralized by a security interest of substanially all of the Company's assets.	$-	$-	$-	$45,738	$88,515

Hansel Ford, payable in monthly installments of $385, including interest at .90%, collateralized by equipment, final payment due on March 14, 2019.	10,290	14,796	19,260	-	-

Hansel Ford, payable in monthly installments of $385, including interest at .90%, collateralized by equipment, final payment due on March 14, 2019.	10,290	14,796	19,260	-	-

Bank of the West, payable in monthly installments of $489, including interest at 12.69%, collateralized by equipment, final payment due on May 1, 2013.	-	-	-	-	2,369

US Bancorp, payable in monthly installments of $621, including interest at 14.32%, collateralized by equipment, final payment due on September 8, 2014.	-	-	-	5,275	11,486

Bank of the West, payable in monthly installments of $427, including interest at 11.83%, collateralized by equipment, final payment due on April 1, 2015.	-	-	1,258	5,930	10,084

Bank of the West, payable in monthly installments of $787.03, including interest at 9.234%, collateralized by equipment, final payment due January 1, 2021.	47,020	59,622	-	-	-

Bank of the West, payable in monthly installments of $1,465, including interest at 9.227%, collateralized by equipment, final payment due January 1, 2020.	31,486	-	-	-	-

Hansel Ford, payable in monthly installments of $806.38, including interest at 1.939%, collateralized by equipment, final payment due on April 10, 2020.	31,211	-	-	-	-
	130,297	89,214	39,778	56,943	112,454
Less current portion of long term debt	(38,004)	(21,614)	(10,186)	(55,594)	(58,976)
Long term debt	$92,293	$67,600	$29,592	$1,349	$53,478

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

5.	Long Term Debt (continued)

Interest expense for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 was $9,400, $5,877, $15,996, $6,904, and $13,819, respectively.

As of December 31, 2016 maturities of long-term debt obligations for each of the next four years and in the aggregate were as follows:

Years Ended December 31,
2017	$38,004
2018	44,321
2019	35,770
2020	12,202
$130,297

6.       Related Party Transactions

Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The ten-year lease term ends May 31, 2025. Effective July 1, 2011 rent was reduced to $4,500 a month to reflect reduction in usable square footage as a result of fire damage. The building was rebuilt and the original monthly rental payments of $8,600 resumed January 1, 2015.

As of December 31, 2016, minimum future rental payments under non-cancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years Ended December 31,
2017	$103,200
2016	103,200
2017	103,200
2018	103,200
2019	103,200
2020 and thereafter	352,600
$868,600

The total rent payments made to its majority shareholders in connection with these related party transactions for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 were $103,200, $103,200, $54,000, $54,000, and $54,000, respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

6.	Related Party Transactions (continued)

Contracts

The Company negotiates green bean purchase contracts from three cooperatives in Nicaragua. Ethical Trading and Investment Company of Nicaragua (ETICO) is the importer for the transaction. Nicolas Hoskyns, a Director of the Company, is the managing director at ETICO. At December 31, 2016, amounts owed to ETICO totaled $40,246. All amounts owed were current and were paid in accordance with our standard vendor payment policies. The loss of the ETICO relationship could have an adverse effect on the Company’s business in the short term. Management believes other options are available that could be utilized in the event the ETICO relationship was terminated.

7.	Income Taxes

The provision for income taxes consist of the following for the year ended December 31:

	2016	2015	2014	2013	2012
Current state provision (credit)	$800	$800	$(3,751)	$32,419	$5,351
Deferred provision (credit)
Federal	-	-	(7,829)	113,002	(105,173)
State	-	-	2,002	1,291	(3,293)

Total deferred provision (credit)	-	-	(5,827)	114,293	(108,466)

Total provision (credit)	$800	$800	$(9,578)	$146,712	$(103,115)

Deferred tax assets and liabilities consist of the following as of December 31:

	2016	2015	2014	2013	2012
Net Operating Losses	$133,265	$81,580	$62,456	$-	$111,653
Depreciation	(38,826)	(51,513)	(55,220)	(29,756)	(17,104)
Other	28,218	17,898	13,777	23,929	13,917
Subtotal	122,657	47,965	21,013	(5,827)	108,466
Valuation Allowance	(122,657)	(47,965)	(21,013)	-	-
Net deferred tax asset (liability)	$-	$-	$-	$(5,827)	$108,466

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

7.	Income Taxes (continued)

A reconciliation of the Company’s actual effective tax rate to the federal statutory tax rate of 34% is as follows for the years ended December 31:

	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Pre tax income (loss)	$(190,064)		$(78,948)		$(87,190)		$358,104		$320,034

Federal tax (credit) net	(58,730)	-30.9%	(24,395)	-30.9%	(26,942)	-30.9%	110,654	30.9%	98,891	30.9%
State tax (credit)	(16,916)	-8.9%	(7,026)	-8.9%	(7,760)	-8.9%	31,871	8.9%	28,483	8.9%
Valuation allowance	74,692	39.3%	26,952	34.1%	21,013	24.1%	-	0.0%	(209,652)	-65.5%
Other	1,754	0.9%	5,269	6.7%	4,111	4.7%	3,647	1.0%	(20,837)	-6.5%

	$800	0.4%	$800	1.0%	$(9,578)	11.0%	$146,172	40.8%	$(103,115)	-32.2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The major temporary differences that give rise to the deferred tax assets and liabilities include depreciation, allowances for bad debt, expense accruals, state income tax deductions and net operating losses.

The federal income tax returns of the Company for 2015, 2014 and 2013 are subject to examination by the Internal Revenue Service, generally for three years after they were filed. California income tax returns for 2015, 2014, 2013 and 2012 are subject to examination by the Franchise Tax Board, generally for four years after they were filed.

As of December 31, 2016, the Company has federal and state NOL carryovers of approximately $354,000 and $221,000, respectively. If unused, the carryovers will expire in 2035 and 2036.

8.	Subsequent Events

The Company has evaluated all subsequent events through March 23, 2017, the date the financial statements were available to be issued, and did not note any events that must be disclosed to keep the financial statements from being misleading.

