Form 10-Q
period 2017-03-31
THANKSGIVING COFFEE CO INC
filed 2017-05-23
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _______ To _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒

On March 31, 2017 the registrant had 1,236,744 shares of Class A common stock, no par value per share, and _______ shares of Class B common stock, par value _______ per share, outstanding.

FORM 10-Q

PART 1. Financial Information

Item 1. Financial Statements

The financial statements included herein have been prepared by Thanksgiving Coffee Company, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2017 and December 31, 2016, and its results of operations for the three month periods ended March 31, 2017 and 2016 and its cash flows for the three month periods ended March 31, 2017 and 2016. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-K.

Thanksgiving Coffee Company, Inc.

Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)	See Note 1
Assets
Current assets
Cash	$94,802	$149,936
Accounts receivable, net of allowance	225,002	239,738
Inventories	341,044	279,751
Prepaid expenses	75,117	109,974
Total current assets	735,965	779,399

Property and equipment
Property and equipment	1,431,006	1,418,820
Accumulated depreciation	(1,024,095)	(992,441)
Total property and equipment	406,911	426,379

Other assets
Deposits and other assets	8,800	12,242
Other intangibles, net of amortization	30,402	29,728
Total other assets	39,202	41,970

Total assets	$1,182,078	$1,247,748

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)	See Note 1
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$272,234	$286,852
Accued Liabilities	47,087	67,344
Current portion of long term debt	38,004	38,004
Total current liabilities	357,325	392,200

Long term debt
Long-term debt	120,777	130,297
Less current portion of long term debt	(38,004)	(38,004)
Total long term debt	82,773	92,293
Total liabilities	440,098	484,493

Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(144,430)	(123,161)
Total shareholders’ equity	741,986	763,255

Total liabilities and shareholders’ equity	$1,182,084	$1,247,748

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Operations

Unaudited

	For the Three Months Ended
	March 31,
	2017	2016
Income
Net sales	$819,286	$866,396
Cost of sales	454,925	533,594
Gross profit	364,361	332,802

Operating expenses
Selling, general and administrative expenses	362,658	358,418
Depreciation and amortization	22,176	20,111
Total operating expenses	384,834	378,529
Operating loss	(20,473)	(45,727)

Loss before income taxes	(20,473)	(45,727)
Income tax expense	(800)	(800)
Net loss	$(21,273)	$(46,527)

Loss per share (basic)	$(0.017)	$(0.038)

Loss per share (dilutive)	$(0.017)	$(0.038)

Weighted average number of shares	$1,236,744	$1,236,744

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

Unaudited

	For the Three Months Ended
	March 31,
	2017	2016
Operating activities
Net loss	$(21,273)	$(46,527)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	31,654	29,281

(Increase) decrease in:
Accounts receivable	14,736	2,632
Inventories	(61,293)	(13,652)
Prepaid expenses	34,857	31,264
Deposits and other assets	3,442	-
Increase (decrease) in:
Accounts payable	(14,618)	50,703
Accrued liabilities	(20,257)	(23,252)
Net cash provided by (used in) operating activities	(32,752)	30,449

Investing activities
Purchases of property and equipment	(12,186)	(44,277)
Net cash (used in) investing activities	(12,186)	(44,277)

Financing activities
(Repayments) issuances of notes payable and capital leases	(10,194)	30,413
Net cash (used in) financing activities	(10,194)	30,413

Increase (decrease) in cash	(55,132)	16,585
Cash at beginning of period	149,936	213,193
Cash at end of period	$94,804	$229,778

Cash paid for income taxes was $800, separately for each of the three months ending  March 31, 2017 and March 31, 2016.

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

March 31, 2017 and December 31, 2016

Cash paid for income taxes was $800 for each of the three months ending March 31 2017 and 2016.

1.	Basis of Presentation

The unaudited condensed financial statements in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. We have continued to follow the accounting policies disclosed in the financial statements included in our 2016 Form 10-K filed with the Securities and Exchange Commission (SEC). It is suggested that these statements be read in conjunction with the December 31, 2016 audited financial statements and the accompanying notes on Form 10-K, as filed with the SEC.

The interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for the full year.

Concentration of Risk

In the first quarter of fiscal 2017, one customer accounted for 10.9% of the Company’s revenue. The account has purchased from the Company since 2009. The account has serving locations and is a distributor of the Company’s product. A loss of this account or any other large account, or a significant reduction in sales to any of the Company’s principal customers, could have an adverse impact on the Company.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2017 and December 31, 2016

2.	Accounts Receivable

Accounts receivable consist of the following:

	3/31/2017	12/31/2016
Accounts receivable	$230,617	$246,616
Less: allowance for doubtful accounts	(5,615)	(6,878)
Net accounts receivable	$225,002	$239,738

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense (recovery) for the three months ended March 31, 2017 and 2016 was $(1263) and (233) respectively.

3.	Inventories

Inventories consist of the following:

	3/31/2017	12/31/2016
Coffee
Unroasted	$226,222	$168,003
Roasted	51,661	55,066
Tea	1,996	1,690
Packaging, supplies and other merchandise held for sale	61,165	54,992
Total inventories	$341,044	$279,751

4.	Property and Equipment

Property and equipment consist of the following:

	3/31/2017	12/31/2016
Equipment	$519,125	$506,939
Furniture and fixtures	138,715	138,715
Leasehold improvements	352,237	352,237
Transportation equipment	146,133	146,133
Pacakge design	41,000	41,000
Capitalized website development costs	19,000	19,000
Property held under capital leases	214,796	214,796
Total property and equipment	1,431,006	1,418,820
Accumulated depreciation	(1,024,095)	(992,441)
Property and equipment, net	$406,911	$426,379

Depreciation expense for the three months ended March 31, 2017 and 2016 was $22,176 and $20,112 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2017 and December 31, 2016

5.	Long Term Debt (continued)

Capital Lease Obligations	3/31/2017	12/31/2016
Bank of the West payable in monthly installments of $787.03, including interest at 9.234% collateralized by equipment, final payment due on January 1, 2021	$29,839	$31,486

Bank of the West payable in monthly installments of $1,465, including interest at 9.227%, colateralized by equipment, final payment due on January 1, 2020	43,685	47,020

Hansel Ford, payable in monthly installments of $385, including interest at .90%, collateralized by equipment, final payment due on March 14, 2019.	9,157	10,290

Hansel Ford, payable in monthly installments of $385, including interest at .90%, collateralized by equipment, final payment due on March 14, 2019.	9,157	10,290

Hansel Ford, payable in monthly installments of $806.38, including interest at 1.939%, collateralized by equipment, final payment due on April 10, 2020.	28,939	31,211
	$120,777	$130,297
Less current portion	(38,004)	(38,004)
Long term portion of notes payable	$82,773	$92,293

Interest paid for the three months ended March 31, 2017 and 2016 was $1,966 and $2,277, respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2017 and December 31, 2016

As of March 31, 2017, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Years Ending March 31,
2017	$32,194
2018	40,534
2019	35,855
2020	12,194

$120,777

6.	Income Taxes

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

7.	Operating Leases

The Company leases some office equipment under non-cancelable operating leases with terms ranging from three to five years.

As of March 31, 2010, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

Years Ending March 31,

2017	8,135
2018	7,154
2019	1,754
2020	-
2021	-

$17,043

Total operating lease payments for the three months ended March 31, 2017 and 2016 was $2,278 and $1,580 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

March 31, 2017 and December 31, 2016

8.	Long Term Leases

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

As of March 31, 2017, minimum future rental payments under non-cancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years ending March 31,
2017	$103,200
2018	103,200
2019	103,200
2020	103,200
2021	103,200
Thereafter	309,600
$825,600

9.	Related Party Transactions

As of March 31, 2017, the Company has green contract with three cooperatives in Nicaragua, Ethical trading and Investment Company of Nicaragua (ETICO) is the importer for the transaction. Nicolas Hoskyns, a director of the company, is the managing director of ETICO. At March 31, 2017, amounts owed to ETICO totaled $37,168. All the amounts owed are current and were paid accordance with our standard vendor payment policies. The loss of the ETICO relationship could have an adverse effect on the Company’s business in the short term. Management believes other options are available that could be utilized in the event the ETICO relationship was terminated..

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

SUMMARY

Sales of the Company have eroded over the last five years primarily due to declines in the direct distribution sales method of the Company’s business (i.e., delivery by company truck). Increased competition, customer attrition and customers roasting green beans for their own use have all had a negative impact on the Company’s sales. The Company has tried a number of strategies that have not proven effective in abating these declines. The Company has changed its method of distribution to rely less on direct distribution (with only two routes) and instead uses independent distributors or shipping direct (via UPS or other common carrier). In addition the company is trying to focus increasing our on-line sales with the main focus of promoting our award as “Roaster of the Year for 2017”, from Roast magazine. We expect a upward trend with the award announcement. The effect of these changes on the Company’s sales has been limited but has reduced distribution expenses. Because of the limited impact of these changes, as well as the increase in cost of sales and other factors noted herein, there can be no assurances that the Company will be profitable in any future period, and, as a consequence, the Company is considering various strategic alternatives.

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

Results of Operations

Three months ended March 31, 2017 versus March 31, 2016

	Increase (Decrease)	Percent Change

Net Sales	$(47,110)	(5.4)%
Cost of Sales	(78,669)	(14.7)%
Gross Margin %	31,559	9.5%

Selling, G&A Expense	4,240	1.2%
Depreciation And Amortization	2,065	10.3%
Interest Expense	1,134	(100)%
Net Income (Loss)	25,254	(54)%

Net sales for the three months ended March 31, 2017 were $819,283, down 5.41%, or under $47,110 when compared with net sales of $866,397 for the same period in fiscal 2016

Distribution revenues (e.g., revenues generated on the Company’s own truck distribution) were down $16,814 or 5% for the three months ended March 31, 2017, when compared with distribution sales for the same period in 2016. The decline appears to be a result of slower volume at existing customers as no customers have been lost. It is also a result of lower sales to a grocery chain in California that eliminates the Company’s products when they remodel existing stores.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were down $22,238, or 5% for the three months ended March 31, 2017 when compared to national sales for the same period in 2016.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) decreased $1,000, or 1% for the three months ended March 31, 2017 when compared to mail order sales for the same period in 2016. The decrease was attributable to a decline in the slowdown in the Company’s online store volume.

Cost of sales for the three months ended March 31, 2017 were $454,929, down 15%, or under $78,669 when compared with the cost of sales of $553,594 for the same period in 2016.

Gross margin percentage (gross profit as a percentage of net sales) for the three months ended March 31, 2017 was, up 9.49% percentage points when compared with gross margin of 9.32% for the same period in 2016. Lower costs in green bean costs in the three months ended 2017 resulted in increase in gross margins.

Selling, general and administrative expenses were $362,658 for the three months ended March 31, 2017, a increase of 1.2%or over $4,2409 when compared with the selling, general and administrative expenses of $358,418 for the same period in 2016. The increase was a result of a $5,000 in health insurance expense, a $4,000 increase in data in computer repairs..

Depreciation and amortization expenses for the three months ended March 31, 2017 were $22,176, a 10.3% increase, or nearly $2,065 when compared to depreciation expense of $20,112 for the same period in 2016.

Interest expense for the three months ended March 31, 2017 was (0), a 100% decrease or over compared with interest expense of (1733) for the same period in 2016.

As a result of the foregoing factors, the Company had a net loss of $21,273 for the three months ended March 31, 2017, compared to a loss of $46,527 for the same period in 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, the Company had working capital of $378,640 versus working capital of $387,199 as of December 31, 2016. The decrease in working capital is due primarily to the decrease in cash, accounts receivable, inventory and prepaid expenses.

Net cash used in operating activities was ($32,752) for the three months ended March 31, 2017 compared to net cash provided by operating activities of $30,449 during the same period in 2016. The decrease in net cash provided by operating activities in the three months of 2017 was the result of increases in inventory in the amount of $47,641 and decreases in accounts payable in the amount of $65,321.

Cash used in investing activities was( $12,186) for the three months ended March 31, 2017 compared to ($44,277) used in the same period in 2016. Capital additions for the first three months of 2017 were $12,186 for new fixtures for addition of two new Safeway stores.

Net cash used in financing activities for the three months ended March 31, 2017 was ($10,194) compared to net cash used in financing activities of $30,413 during the same period in 2016. The cash used by financing activities was a result of paying existing debt.

At March 31, 2017, the Company had total borrowings of $120,777.

For long-term debt, see Note 7 of the Notes to Financial Statements. For operating leases, see Note 9 of the Notes to Financial Statements. For real estate leases, see Note 10 and Note 11 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Debt	$120,777	$38,004	$70,579	$12,194	$-

Operating Leases	17,043	8,135	7,154	1,754	-

Real Estate Leases	825,600	103,200	206,400	206,400	309,600

Total Cash Obligations	$963,420	$149,339	$276,979	$220,348	$309,600

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

At present, there is no pending litigation or proceeding involving any director, officer, employee or agent of the Company where indemnification would be required or permitted. The Company is not aware of any pending or threatened litigation or preceding that might result in a claim for such indemnification.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s stock is generally illiquid and there have been few trades in recent years. There have been three trades in the Company’s Common Stock since 1999. In June 2004, 750 shares were traded at $4.50 per share. In December 2005, 400 shares were traded at $2.00 per share.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and President, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer, the President r concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s Disclosure controls over financial reporting during the first quarter of 2017 that have materially affected or are reasonably likely to affect the Company’s internal controls over financial reporting.

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

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Paul Katzeff	Chief Executive Officer	May 19, 2017
Paul Katzeff

/s/ Joan Katzeff	President	May 19, 2017
Joan Katzeff

