Form 10-Q
period 2017-06-30
THANKSGIVING COFFEE CO INC
filed 2017-08-15
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

On June 30, 2017 the registrant had 1,236,744 shares of Class A common stock, no par value per share, outstanding.

FORM 10-Q

Financial Statements
and Notes to Financial Statements

Thanksgiving Coffee Company, Inc.

For the Six Months Ended June 30, 2017 and 2016

PART 1. Financial Information

Item 1. Financial Statements

The financial statements included herein have been prepared by Thanksgiving Coffee Company, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2017 and December 31, 2016, and its results of operations for the three month and six month periods ended June 30, 2017 and 2016 and its cash flows for the six month periods ended June 30, 2017 and 2016. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-K

Thanksgiving Coffee Company, Inc.

Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)	(See Note 1)
Assets
Current assets
Cash	$129,140	$149,936
Accounts receivable, net of allowance	223,691	239,738
Inventories	247,942	279,751
Prepaid expenses	83,683	109,974
Total current assets	684,456	779,399

Property and equipment
Property and equipment	1,424,201	1,418,820
Accumulated depreciation	(1,048,330)	(992,441)
Total property and equipment	375,871	426,379

Other assets
Deposits and other assets	8,800	12,242
Note receivables	32,697	29,728
Total other assets	41,497	41,970

Total assets	$1,101,824	$1,247,748

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)	(See Note 1)
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$199,769	$286,852
Accrued Liabilites	62,294	67,344
Current portion of long term debt	38,004	38,004
Total current liabilities	300,067	392,200

Long term debt
Long-term debt	111,123	130,297
Less current portion of long term debt	(38,004)	(38,004)
Total long term debt	73,119	92,293
Total liabilities	373,186	484,493

Shareholders' equity
Common stock, no par value,
1,960,000 shares authorized,
1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(157,778)	(123,161)
Total shareholders' equity	728,638	763,255
Total liabilities and shareholders' equity	$1,101,824	$1,247,748

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Operations
Unaudited

	For theThree Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Income
Net sales	$948,802	$890,936	$1,768,098	$1,757,333
Cost of sales	565,069	521,547	1,019,994	1,055,180
Gross profit	383,733	369,389	748,104	702,153

Operating expenses
Selling, general and administrative expenses	344,055	359,533	706,719	719,363
Depreciation and amortization	22,282	20,112	44,458	42,110
Total operating expenses	366,337	379,645	751,177	761,473
Operating profit/ (loss)	17,396	(10,256)	(3,073)	(59,320)

Other income (expense)
Miscellaneous income/ (expense)	(30,750)	0	(30,750)	0
Total other income (expense)	(30,750)	0	(30,750)	0

Profit/ (loss) before income taxes	(13,354)	(10,256)	(33,823)	(59,320)
Income tax expense	0	0	(800)	(837)
Net profit/ (loss)	$(13,354)	$(10,256)	$(34,623)	$(60,157)

Profit/ (loss) per share (basic and dilutive)	$(0.011)	$(0.008)	$(0.028)	$(0.049)

Weighted average number of shares	1,236,744	1,236,744	1,236,744	1,236,744

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

Unaudited

	For the Six Months
	June 30,
	2017	2016
Operating activities
Net loss	$(34,623)	$(60,157)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	63,449	60,740
	0	-
(Increase) decrease in:
Accounts receivable	16,047	(11,297)
Inventories	31,809	18,650
Prepaid expenses	26,291	10,442
Deposits and other assets	3,442	-
Increase (decrease) in:
Accounts payable	(87,077)	(22,857)
Accrued liabilities	(5,050)	(9,133)
Net cash provided by (used in) operating activities	14,288	(13,612)

Investing activities
Purchases of property and equipment	(12,941)	(90,561)
Net cash (used in) investing activities	(12,941)	(90,561)

Financing activities
(Increase) in notes receivables	(2,969)	(1,011)
Net increase in long term debt	0	59,739
Repayments of notes payable and capital leases	(19,174)	-
Net cash (used in)Provided by financing activities	(22,143)	58,728

Decrease in cash	(20,796)	(45,445)
Cash at beginning of period	149,936	213,193
Cash at end of period	$129,140	$167,748

Cash paid for income taxes was $800, separately for each of the six months ending June 30, 2017 and June 30, 2016.
June 30, 2017 and June 30, 2016.

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

June 30, 2017 (unaudited) and December 31, 2016

1. Basis of Presentation

The unaudited condensed financial statements in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q Article 10 of Regulation S-X. We have continued to follow the accounting policies disclosed in the financial statements included in our 2016 Form 10-K filed with the Securities and Exchange Commission (SEC). It is suggested that these statements be read in conjunction with the December 31, 2016 audited financial statements and the accompanying notes on Form 10-K, as filed with the Securities and Exchange Commission.

The interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of results to be expected for the full year.

Concentration of Risk

For the sixth month period ending June 2017, one customer accounted for 12.47% of the Company’s revenue. This customer has purchased from the Company since 1992, and has several locations. A loss of this customer account or any other large account, or a significant reduction in sales to any of the Company’s principal customers, could have an adverse impact on the Company.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

June 30, 2017 (unaudited) and December 31, 2016

2.	Accounts Receivable

Accounts receivable consist of the following:

	6/30/2017	12/31/2016
Accounts receivable	$229,663	$246,616
Less: allowance for doubtful accounts	(5,972)	(6,878)
Net accounts receivable	$223,691	$239,738

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense (recovery) for the six months ended June 30, 2017 and 2016 was $(907) and $(1,522), respectively.

3.	Inventories

Inventories consist of the following:

	6/30/2017	12/31/2016
Coffee
Unroasted	$137,649	$168,003
Roasted	51,436	55,066
Tea	1,128	1,690
Packaging, supplies and other merchandise held for sale	57,729	54,992
Total inventories	$247,942	$279,751

4.       Property and Equipment

Property and equipment consist of the following:

	6/30/2017	12/31/2016
Equipment	$512,320	$506,939
Furniture and fixtures	138,715	138,715
Leasehold improvements	352,237	352,237
Transportation equipment	146,133	146,133
Package design	41,000	41,000
Capitalized website development costs	19,000	19,000
Property held under capital leases	214,796	214,796
Total property and equipment	$1,424,201	$1,418,820
Accumulated depreciation	(1,048,330)	(992,441)
Property and equipment, net	$375,871	$426,379

Depreciation and amortization expense for the six months ended June 30, 2017 and 2016 was $63,449 and $60,740, respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

June 30, 2017 (unaudited) and December 31, 2016

5. Long Term Debt

Capital Lease Obligations

	6/30/2017	12/31/2016
Bank of the West payable in monthly installments of $787.03, including interest at 9.234% collateralized by equipment, final payment due on January 1, 2021.	$28,154	$31,486

Bank of the West payable in monthly installments of $1,465, including interest at 9.227%, collateralized by equipment, final payment due on January 1, 2020.	40,270	47,020

Hansel Ford, payable in monthly installments of $385.18, including interest at .90%, collateralized by equipment, final payment due on March 14, 2019.	8,021	10,290

Hansel Ford, payable in monthly installments of $385.18, including interest at .90%, collateralized by equipment, final payment due on March 14, 2019.	8,021	10,290

Hansel Ford, payable in monthly installments of $806.38, including interest at 1.939%, collateralized by equipment, final payment due on April 10, 2020.	26,657	31,211
	$111,123	$130,297
Less current portion	(38,004)	(38,004)
Long term portion of notes payable	$73,119	$92,293

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

June 30, 2017 (unaudited) and December 31, 2016

5. Long Term Debt (continued)

Interest paid for the six months ended June 30, 2017 and 2016 was $3,800 and $4,562, respectively.

As of June 30, 2017, maturities of notes payable and capital lease obligations for each of the next four years and in the aggregate were as follows:

Years Ending June 30,
2017	$38,004
2018	39,248
2019	32,767
2020	1,104
2021
$111,123

Based on current borrowing rates, the fair value of the notes payable and capital lease obligations approximate their carrying amounts.

6.       Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist of the benefit from net operating loss (NOL) carryforwards and temporary differences. The net operating loss carryforward expires in various years through 2036. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operation loss carryforwards. Net operating loss carryforwards may be further limited by a change in the company ownership and other provisions of the tax laws.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

June 30, 2017 (unaudited) and December 31, 2016

7.       Operating Leases

The Company leases some office equipment under non cancelable operating leases with terms ranging from three to five years.

As of June 30, 2017, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

Years Ending June 30,
2017	$8,126
2018	7,147
2019	1,754
2020	0
2021	0
$17,027

Total operating lease payments for the six months ended June 30, 2017 and 2016 was $4,463 and $3,160 respectively.

Thanksgiving Coffee Company Inc.

Notes to Financial Statements (continued)

June 30, 2017 and December 31, 2016

8.	Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The ten-year lease term ends May 31, 2025. As of June 30, 2017, minimum future rental payments under non cancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

2018	103,200
2019	103,200
2020	103,200
2021	103,200
2022	412,800
$928,800

9. Related Party Transactions

As of June 30, 2017, the Company has green coffee contracts with three cooperatives in Nicaragua, Ethical Trading and Investment Company of Nicaragua (ETICO) is the importer for the transaction. Nicholas Hoskyns, a director of the company, is the managing director of ETICO. As of June 30, 2017, amounts owed to ETICO totaled $37,168. All the amounts owed are current and were paid in accordance with our standard vendor payment policies. The loss of the ETICO relationship could have an adverse effect on the Company’s business in the short term. Management believes other options are available that could be utilized in the event the ETICO relationship was terminated

The total rent payments made to the majority shareholders in connection with these related transactions for the years ended June 30, 2017 and June 30, 2016 were $103,200 and $103,200, respectively.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. In some cases, forward-looking statements may be identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These statements relate to, among other things, possible expansions into new and existing markets and trends in the operations of Thanksgiving Coffee Company, Inc. (“the Company”). Any forward-looking statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. These various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and the availability and costs of green beans, variances from budgeted sales mix and growth rate, consumer acceptance of the Company’s products, inability to secure adequate capital to fund its operating expenses and working capital requirements, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement the Company’s sales goals, natural disasters, civil unrest in countries which produce coffee and tea,and weather and other risks identified herein. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this Quarterly Report on Form 10-Q. The Company’s forward-looking statements should also be considered in light of its reviewed financial statements, related notes and the other financial information appearing elsewhere in this report and in its other filings with the Securities and Exchange Commission. As a result of these risks and uncertainties, the Company’s actual results may differ materially and adversely from those expressed in any forward-looking statements. The Company assumes no obligation to update any forward-looking statements.

SUMMARY

Sales of the Company have eroded over the last five years primarily due to declines in the direct distribution sales method of the Company’s business (i.e., delivery by company truck). Increased competition, customer attrition and customers roasting green beans for their own use have all had a negative impact on the Company’s sales. The Company has tried a number of strategies that have not proven effective in abating these declines. The Company has changed its method of distribution to rely less on direct distribution (with only two routes) and instead uses independent distributors or shipping direct (via UPS or other common carrier). In addition, the company is trying to focus on increasing our on-line sales with the main focus of promoting our award as “Roaster of the Year for 2017”, from Roast magazine. The effect of these changes on the Company’s sales has been limited but has reduced distribution expenses. Because of the limited impact of these changes, as well as the changes in cost of sales and other factors noted herein, there can be no assurances that the Company will be profitable in any future period, and, as a consequence, the Company is considering various strategic alternatives.

The Company pays substantially more for its green beans than the market price, because of the higher quality, the organic nature of many of its lines and the fact that it uses fair-traded coffees. Green bean costs have continued to rise and have placed pressure on margins. If green bean costs do not decline or continue to rise, whether as a consequence of inclement weather in a major producing area or any other event that affects green bean pricing, and if the Company cannot offset costs by raising prices, it would have a negative impact on the Company and its margins.

Results of Operations

Six months ended June 30, 2017 versus June 30, 2016

Income and Expense	Increase (Decrease)	Percent Change

Net Sales	$10,765	0.6%
Cost of Sales	(35,186)	-3.3%
Gross Margin %	-	6.5%
Selling, G&A Expense	(12,644)	1.8%
Depreciation And Amortization	2,347	5.6%
Net Profit (Loss)	25,543	42%

Net sales for the six months ended June 30, 2017 were $1,768,098- up .62%,( or up $10,765),when compared with net sales of $1,757,333 for the same period in fiscal 2016.

Distribution revenues (e.g., revenues generated by the Company’s own truck distribution) were down by ($35,714), or (-3.6%) for the six months ended June 30, 2017, when compared with distribution sales for the same period in 2016. Sales on the coast of Mendocino continue to rise.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were up $46,908; 5.67% for the six months ended June 30, 2017 when compared to national sales for the same period in 2016.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) were up $7,222; 3.6% for the six months ended June 30, 2017 when compared to mail order sales for the same period in 2016.

Cost of sales for the six months ended June 30, 2017 was $1,019,994, down by 3.3%; ($35,186), when compared with the cost of sales of $1,055,180 for the same period in 2016. This decrease was a result of lower cost of green beans. Cost per pound of green beans in the second quarter was $2.56 in 2017 versus $2.78 for the same period in 2016, creating a $42,765 cost savings.

Gross margin percentage (gross profit as a percentage of net sales) for the six months ended June 30, 2017, was 42%, up almost 2% when compared with gross margin of 40.1% for the same period in 2016. The increase in gross margin was a result of lower green bean costs and better efficiencies in our overall inventory.

Selling, general and administrative expenses were $706,719 for the six months ended June 30, 2017, a decrease of 1.8% ($12,644) when compared with the selling, general and administrative expenses of $719,363 for the same period in 2016. The decrease was a result of insurance rates.

Depreciation and amortization expenses for the six months ended June 30, 2017, were $44,458, an increase of 6% up $2,338 when compared to depreciation and amortization expense of $42,110 for the same period in 2016. The increase reflects the new fixtures that were added to accommodate three new Safeway stores.

As a result of the foregoing factors, the Company had a net loss of ($33,623) for the six months ended June 30, 2017, compared to a loss of $60,157 for the same period in 2016. It should be noted that in then Statement of Operations, for the three month ending June 30, 2017, that a one-time bonus of $30K was awarded to the company employees. This bonus was awarded from the final payment from sale of the bakery in 2012, and the sale at the time was recorded as revenue. The bonus payment was a non-recurring event and the Company would have otherwise experienced a net gain.

Due to the increase costs of insurance and other goods, there can be no assurances that the Company will be profitable in future periods.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017 the Company had working capital of $384,389 versus working capital of $387,199 as of December 31, 2016. The decrease in working capital is due primarily to the decrease in cash of $20,796.

Net cash provided by operating activities was $14,288 for the six months ended June 30, 2017, compared to ($13,612) net cash used by operating activities for the six months ended June 30, 2016. The increase in net cash provided from operating activities in the six months of 2017 was principally the result of a decrease in inventory.

Net cash used in investing activities was ($12,941) for the six months ended June 30, 2017, compared to ($90,561) used in the same period in 2016. The increase in capital additions of $12,986 this year was a result of adding two new Safeway stores and, another commercial grinder to our packaging facility.

Net cash used in financing activities for the six months ended June 30, 2017 was ($22,143) compared to net cash used in financing activities of $58,728 during the same period in 2016. The decrease in cash used in financing activities was a result of paying existing debts.

As of June 30, 2017, the Company had total borrowings of $111,123. This compares to total borrowings of $130,297 as of December 31, 2016.

For long-term debt, see Note 8 of the Notes to Financial Statements. For operating leases, see Note7 of the Notes to Financial Statements. For real estate leases, see Note 10 and Note 11 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$111,125	$38,004	$71,1197	$0	$0

Operating Leases	17,027	8,126	8,901	0	0

Real Estate Leases	928,800	103,200	309,600	206,400	309,600

Total Cash Obligations	$1,056,950	$149,330	$391,620	$206,400	$309,600

The Company is dependent on successfully executing its business plan to achieve profitable operations, obtain additional sources of borrowings (including normal trade credit) and securing favorable financing arrangements (including lease financing) to finance its working capital needs. There can be no assurance that the Company will be successful in this regard. If the Company is not able to meet its credit obligations the stability of the Company’s business would be in question.

RELATED PARTY TRANSACTIONS

From time to time, the Company enters into various transactions with its majority shareholders, Paul and Joan Katzeff. See Note “9 —“ Related Party Transactions” in the Notes to the Financial Statements.

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

At present, there is no pending litigation or proceeding involving any director, officer, employee or agent of the Company where indemnification would be required or permitted. The Company is not aware of any pending or threatened litigation or preceeding that might result in a claim for such indemnification.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s stock is generally illiquid and there have been few trades in recent years. There have been three trades in the Company’s Common Stock since 1999. In June 2004, 750 shares were traded at $4.50 per share. In December 2005, 400 shares were traded at $2.00 per share.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, and the President of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the President concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s Disclosure controls over financial reporting during the second quarter of 2017 that have materially affected or are reasonably likely to affect the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

- None -

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- None -

ITEM 4. REMOVE AND RESERVED

- None -

ITEM 5. OTHER INFORMATION

- None -

ITEM 6. EXHIBITS

a.	Exhibits

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (President)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (President).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this Quarterly Report to be signed on it behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Paul Katzeff	Chief Executive Officer	August 14, 2017
Paul Katzeff

/s/ Joan Katzeff	President	August 14, 2017
Joan Katzeff