Form 10-Q
period 2017-09-30
THANKSGIVING COFFEE CO INC
filed 2017-11-09
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On September 30, 2017 the registrant had 1,236,744 shares of Class A common stock, no par value per share, outstanding.

FORM 10-Q

Financial Statements

and Notes to Financial Statements

Thanksgiving Coffee Company, Inc.

For the Nine Months Ended September 30, 2017 and 2016

PART 1. Financial Information

Item 1. Financial Statements

The financial statements included herein have been prepared by Thanksgiving Coffee Company, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2017 and December 31, 2016, and its results of operations for the three month and nine month periods ended September 30, 2017 and 2016 and its cash flows for the nine month periods ended September 30, 2017 and 2016. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-K

Thanksgiving Coffee Company, Inc.

Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)	(See Note 1)
Assets
Current assets
Cash	$168,261	$149,936
Accounts receivable, net of allowance	205,966	239,738
Inventories	203,014	279,751
Prepaid expenses	75,965	109,974
Total current assets	653,206	779,399

Property and equipment
Property and equipment	1,437,358	1,418,820
Accumulated depreciation	(1,080,096)	(992,441)
Total property and equipment	357,262	426,379

Other assets
Deposits and other assets	3,112	12,242
Note receivables	0	29,728
Total other assets	3,112	41,970

Total assets	$1,013,580	$1,247,748

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)	(See Note 1)
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$156,080	$286,852
Accrued Liabilities	45,822	67,344
Current portion of long term debt	38,004	38,004
Total current liabilities	239,906	392,200

Long term debt
Long-term debt	101,337	130,297
Less current portion of long term debt	(38,004)	(38,004)
Total long term debt	63,333	92,293
Total liabilities	303,239	484,493

Shareholders' equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(176,075)	(123,161)
Total shareholders' equity	710,341	763,255
Total liabilities and shareholders' equity	$1,013,580	$1,247,748

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Operations

Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Income
Net sales	$856,952	$903,403	$2,625,044	$2,660,735
Cost of sales	481,066	543,324	1,501,060	1,570,470
Gross profit	375,886	360,079	1,123,984	1,062,265

Operating expenses
Selling, general and administrative expenses	370,867	398,542	1,077,586	1,113,331
Depreciation and amortization	22,203	22,495	66,661	64,605
Total operating expenses	393,070	421,037	1,144,247	1,177,936
Operating loss	(17,184)	(60,958)	(20,263)	(115,671)

Other income (expense)
Miscellaneous income/ (expense)	(1,107)	143	(31,710)	(1,246)
Total other income (expense)	(1,107)	143	(31,710)	(1,246)

Loss before income taxes	(18,291)	(60,815)	(51,973)	(116,917)
Income tax expense	0	0	(800)	(800)
Net Loss	$(18,291)	$(60,815)	$(52,773)	$(117,717)

Loss per share (basic and dilutive)	$(0.015)	$(0.049)	$(0.043)	$(0.095)

Weighted average number of shares	1,236,744	1,236,744	1,236,744	1,236,744

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

Unaudited

	For the nine Months
	September 30,
	2017	2016
Operating activities
Net loss	$(52,773)	$(117,717)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	92,215	92,696
(Increase) decrease in:
Accounts receivable	33,772	(30,424)
Inventories	76,737	39,663
Prepaid expenses	34,009	47,170
Deposits and other assets	9,130	-
Increase (decrease) in:
Accounts payable	(130,772)	1,687
Accrued liabilities	(21,522)	(21,052)
Net cash provided by operating activities	43,796	12,023

Investing activities
Purchases of property and equipment	(18,538)	(93,058)
Net cash (used in) investing activities	(18,538)	(93,058)

Financing activities
Decreases in notes receivable	29,728	-
(Repayments) increases of notes payable and capital leases	(36,661)	79,528
Net cash (used in) provided by financing activities	(6,933)	79,528

Decrease in cash	18,325	(1,507)
Cash at beginning of period	149,936	213,193
Cash at end of period	$168,261	$211,686

Cash paid for income taxes was $800, separately for each of the nine months ending September 30, 2017 and September 30, 2016.

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

September 30, 2017 (unaudited) and December 31, 2016

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

The interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of results to be expected for the full year.

Concentration of Risk

For the nine months period ending September 2017, one customer accounted for 11.24% of the Company’s revenue. This customer has purchased from the Company since 1992, and has several locations. A loss of this customer account or any other large account, or a significant reduction in sales to any of the Company’s principal customers, could have an adverse impact on the Company.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

September 30, 2017 (unaudited) and December 31, 2016

2.	Accounts Receivable

Accounts receivable consist of the following:

	9/30/2017	12/31/2016
Accounts receivable	$211,518	$246,616
Less: allowance for doubtful accounts	(5,552)	(6,878)
Net accounts receivable	$205,966	$239,738

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense (recovery) for the nine months ended September 30, 2017 and 2016 was $(1,326) and $(661), respectively.

3.	Inventories

Inventories consist of the following:

	9/30/2017	12/31/2016
Coffee
Unroasted	$81,782	$168,003
Roasted	61,501	55,066
Tea	2,444	1,690
Packaging, supplies and other merchandise held for sale	57,286	54,992
Total inventories	$203,014	$279,751

4.	Property and Equipment

Property and equipment consist of the following:

	9/30/2017	12/31/2016
Equipment	$516,229	$506,939
Furniture and fixtures	143,410	138,715
Leasehold improvements	352,237	352,237
Transportation equipment	150,686	146,133
Package design	41,000	41,000
Capitalized website development costs	19,000	19,000
Property held under capital leases	214,796	214,796
Total property and equipment	$1,437,358	$1,418,820
Accumulated depreciation	(1,080,096)	(992,441)
Property and equipment, net	$357,262	$426,379

Depreciation and amortization expense for the nine months ended September 30, 2017 and 2016 was $92,215 and $92,696, respectively.

Included in cost of goods sold is $25,554 and $28,064 of depreciation expense, respectively, for the nine months ending September 30, 2017 and September 30, 2016.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

September 30, 2017 (unaudited) and December 31, 2016

5.	Long Term Debt

Capital Lease Obligations	9/30/2017	12/31/2016
Bank of the West payable in monthly installments of $787.03, including interest at 9.234% collateralized by equipment, final payment due on January 1, 2021.	$26,430	$31,486

Bank of the West payable in monthly installments of $1,465, including interest at 9.227%, collateralized by equipment, final payment due on January 1, 2020.	36,778	47,020

Hansel Ford, payable in monthly installments of $385.18, including interest at .90%, collateralized by equipment, final payment due on March 14, 2019.	6,883	10,290

Hansel Ford, payable in monthly installments of $385.18, including interest at .90%, collateralized by equipment, final payment due on March 14, 2019.	6,883	10,290

Hansel Ford, payable in monthly installments of $806.38, including interest at 1.939%, collateralized by equipment, final payment due on April 10, 2020.	24,363	31,211
	$101,337	$130,297
Less current portion	(38,004)	(38,004)
Long term portion of notes payable	$63,333	$92,293

Interest paid for the nine months ended September 30, 2017 and 2016 was $5,500 and $6,784, respectively.

As of September 30, 2017, maturities of notes payable and capital lease obligations for each of the next four years and in the aggregate were as follows:

Years Ending September 30,
2018	$38,004
2019	40,554
2020	22,779
$101,337

6.	Income Taxes

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

September 30, 2017 (unaudited) and December 31, 2016

7.	Operating Leases

The Company leases some office equipment under non cancelable operating leases.

As of September 30, 2017, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

Years Ending September 30,
2018	$9,626
2021	326
$9,953

Total operating lease payments for the nine months ended September 30, 2017 and 2016 were $6,094 and $5,526 respectively.

8.	Long Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The ten-year lease term ends May 31, 2025. As of September 30, 2017, minimum future rental payments under non cancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years ending September 30,
2018	$103,200
2019	103,200
2020	103,200
2021	103,200
2022	103,200
Thereafter	275,200
$791,200

9. Related Party Transactions

As of September 30, 2017, the Company has green coffee contracts with three cooperatives in Nicaragua. Ethical Trading and Investment Company of Nicaragua (ETICO) is the importer for the transactions. Nicholas Hoskyns, a director of the company, is the managing director of ETICO. As of September 30, 2017, amounts owed to ETICO totaled $40,083. All the amounts owed are current and were paid in accordance with our standard vendor payment policies. The loss of the ETICO relationship could have an adverse effect on the Company’s business in the short term. Management believes other options are available that could be utilized in the event the ETICO relationship was terminated.

The total rent payments made to the majority shareholders in connection with these related transactions for the nine months ended September 30, 2017 and September 30, 2016 were $77,400 and $77,400, respectively.

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

The Company pays more for its green beans, because of the higher quality, the organic nature of many of its lines and the fact that it uses fair-traded coffees. Green bean costs have continued to rise and have placed pressure on margins. If green bean costs do not decline or continue to rise, whether as a consequence of inclement weather in a major producing area or any other event that affects green bean pricing, and if the Company cannot offset costs by raising prices, it would have a negative impact on the Company and its margins.

Results of Operations

Nine months ended September 30, 2017 versus September 30, 2016

Income and Expense	Increase (Decrease)	Percent Change

Net Sales	$(35,691)	-1.3%
Cost of Sales	(97,410)	-6.09%
Gross Margin %	-	2.9%
Selling, G&A Expense	(35,745)	-3.21%
Depreciation And Amortization	2,056	3.18%
Net Profit (Loss)	(64,944)	-55.17%

Net sales for the nine months ending September 30, 2017 were $2,625,044 down 1.3%, (or down by $35,691), when compared to net sales of $2,660,735 for the same period in fiscal 2016.

Distribution revenues (e.g., revenues generated by the Company’s own truck distribution) were down by ($56,253), or (5.25%) for the nine months ending September 30, 2017, when compared with distribution sales for the same period in 2016. Sales on the coast of Mendocino continue to rise.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were up $26,312 or 2.09% for the nine months ending September 30, 2017 when compared to national sales for the same period in 2016.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) were down $9,051; 2.67% for the nine months ending September 30, 2017 when compared to mail order sales for the same period in 2016.

Cost of sales for the nine months ending June 30, 2017 was $1,501,060 down by 6.09%; ($97,410), when compared to the cost of sales of $1,598,470 for the same period in 2016. This decrease was a result of lower costs of green beans. Cost per pound of green beans in the second quarter was $2.70 in 2017 versus $2.83 for the same period in 2016, creating a $77,424 cost savings.

Gross margin percentage (gross profit as a percentage of net sales) for the nine months ending September 30, 2017, was 42.82%, up almost 3% when compared with gross margin of 39.9% for the same period in 2016. The increase in gross margin was a result of lower green bean costs and better efficiencies in our overall inventory.

Selling, general and administrative expenses were $1,077,586 for the nine months ending September 30, 2017, a decrease of 3.21% ($35,745) when compared to the selling, general and administrative expenses of $1,113,331 for the same period in 2016. The decrease was a result of workers’ compensation rates and audit fees.

Depreciation and amortization expenses for the nine months ending September 30, 2017, were $92,215, a decrease of 0.5% (or $454) when compared to depreciation and amortization expense of $92,669 for the same period in 2016.

As a result of the foregoing factors, the Company had a net loss of ($52,772) for the nine months ending September 30, 2017, compared to a loss of $117,717 for the same period in 2016. It should be noted that in the Statement of Operations, for the three month ending June 30, 2017, that a one-time bonus of $30K was awarded to the company employees. This bonus was awarded from the final payment from sale of the bakery in 2012, and the sale at the time was recorded as revenue. The bonus payment was a non-recurring event and the Company would have otherwise experienced less of a loss.

Due to the increasing costs of insurance and other goods, there can be no assurances that the Company will be profitable in future periods.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017 the Company had working capital of $413,300 versus working capital of $387,199 as of December 31, 2016. The increase in working capital is due primarily to the decrease in accounts payable.

Net cash provided by operating activities was $43,796 for the nine months ending September 30, 2017, compared to $12,033 for the nine months ending September 30, 2016. The increase of $31,773 or 265% was principally the result of a decrease in inventory.

Net cash used in investing activities was ($18,538) for the nine months ending September 30, 2017, compared to ($93,058) used in the same period in 2016. Capital additions of $12,986 this year were a result of adding two new Safeway stores and, another commercial grinder to our packaging facility.

Net cash used in financing activities for the nine months ending September 30, 2017 was ($6,933) compared to net cash provided by financing activities of $79,528 during the same period in 2016. The decrease in cash used in financing activities of $86,461 was a result of paying existing debts.

As of September 30, 2017, the Company had total borrowings of $101,338. This compares to total borrowings of $130,297 as of December 31, 2016.

For long-term debt, see Note 5 of the Notes to Financial Statements. For operating leases, see Note 7 of the Notes to Financial Statements. For real estate leases, see Note 8 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Long Term Debt	$101,337	$38,004	$63,333	$0	$0

Operating Leases	9,952	9,626	326	0	0

Real Estate Leases	791,200	103,200	309,600	206,400	172,000

Total Cash Obligations	$902,489	$150,830	$373,259	$206,400	$172,000

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

RELATED PARTY TRANSACTIONS

From time to time, the Company enters into various transactions with its majority shareholders, Paul and Joan Katzeff. See Note “9 —“Related Party Transactions” in the Notes to the Financial Statements.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer, and the President of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the President concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s Disclosure controls over financial reporting during the second quarter of 2017 that have materially affected or are reasonably likely to affect the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

-None-

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

-None-

ITEM 4. REMOVE AND RESERVED

-None-

ITEM 5. OTHER INFORMATION

-None-

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

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Paul Katzeff	Chief Executive Officer	November 9, 2017
Paul Katzeff

/s/ Joan Katzeff	President	November 9, 2017
Joan Katzeff

