Form 10-K
period 2017-12-31
THANKSGIVING COFFEE CO INC
filed 2018-03-30
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended 12/31/2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☐   No    ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Regulation 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☒   No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 23, 2018
Common Equity, no par value	1,236,744 shares

DOCUMENTS INCORPORATED BY REFERENCE

i

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

ii

PART I

ITEM 1.  BUSINESS

INTRODUCTION

Thanksgiving Coffee was founded by Joan and Paul Katzeff in 1972 as a partnership, and they incorporated it on May 10, 1982. Since its inception, the Company has been a pioneer, modeling social and economic justice, and environmental sustainability, employing as many as 50 full-time employees in the Ft. Bragg, CA area. The Company’s motto, “Not Just a Cup, but a Just Cup,” ™ reflects the Company’s principles and mission, and its commitment to cooperatives composed of small coffee farmers in developing nations.

For years the Company has purchased and roasted high quality coffee beans and marketed them to the specialty coffee market, (providing coffee beans of the best flavor which are produced in special micro climates).  The Company buys green coffee beans (which are the color of coffee beans before they are roasted) through six main importers.

The Company wholesales its coffee through its own distribution system and through outside distributors in the Northern California market.  In other parts of the nation, the Company distributes its products directly to retailers. The Company also markets directly to consumers through electronic media. The Company’s coffee product offerings and accessories of third parties are made on the Internet web site.

In October 1996, the Company completed a direct public offering (a “Qualification by Permit” in California), and the Company filed with several other states1 to conduct its offering of shares of its Common Equity (“Common Stock”).  As of December 31, 2017, 1,326 non-affiliated shareholders (shareholders who are not officers, directors, 5% or greater holders of the Company’s Common Stock or affiliates of the Company) held shares of the Company’s Common Stock, representing approximately 22% of the outstanding shares.

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

COFFEE INDUSTRY

According to the Speciality Coffee Association over the last 18 years, the number of daily coffee drinkers has grown from 9% to 41% in 2017. It should be noted that in 2017 the increase from the prior year has jumped by 10%. The occasional coffee drinkers have remained steady over the last 16 years at around 60%.

[1]	The Company also filed to conduct its offering in the following states: Washington, Oregon, New York, New Jersey, Pennsylvania, Arizona, Alabama and Hawaii.

ITEM 1.  BUSINESS - continued

In 2017, specialty coffee consumers were consuming 2.97 cups per day which shows an increase from 2.24 cups in 2001. In addition, 46% of coffee was consumed outside the home in 2017, and of all the coffees consumed, 59% was specialty versus 41% non-specialty.

Overall, according to the National Coffee Drinking Trends (NCDT) the above information demonstrates the continued trend of the coffee consumer desire for more and better tasting coffees among all age demographics in the “gourmet” coffee, non espresso drinks such as cold brew, and brews from single cup machines.

The National Coffee Association, Inc.-(NCA) states that the younger consumers appear to be leading the trend toward specialty beverages.

Total sales of coffee in the United States were expected to grow by a compounded rate of 6.9% from 2005 to 2010, reaching $48.2 billion by 2010, according to the U.S. Market for Coffee and Ready-to-Drink Coffee, a report from market research publisher Packaged Facts.  According to the NCA, coffee now surpasses soft drinks as the most popular beverage after water.  Daily coffee drinking, according to their study, is up for the fourth year in a row with younger drinkers dominating the increases. This upward trend has continued. From 2010 through 2015, the number of coffee houses had grown from 4,000 to approximately 12,000. In addition, the number of coffee roasters increased by approximately 2,000.

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

ITEM 1.  BUSINESS - continued

NCA reports that there is fundamental shift in the American coffee landscape. “What it means that more people are drinking coffee and that comes at a higher price premium and could help buoy what’s known as third wave coffee- a market”. The third-wave market does not just understand the espresso made by the barista but giving credit to the producer and roaster. It has been Thanksgiving’s mission from the onset to credit the producer for the wonderful coffees we receive in all of our marketing material. As of 2010, “Fair Trade” (or “FT”) coffee was roasted by over 300 U.S. companies and sold at thousands of retail outlets.  Fair Trade certified coffee directly supports a better life for farming families in the developing world through fair prices, community development and environmental stewardship. Fair Trade farmers market their own harvests through direct, long-term contracts with international buyers, learning how to manage their businesses and compete in the global marketplace. Dunkin Donuts, the number one U.S. retailer of coffee by the cup, has rolled out a Fair Trade espresso line of drinks.  Even Starbucks, the largest Specialty coffee company in the United States, is targeting to serve 10% of their coffee with FT product. This trend has continued but the trend line has flattened. The Company continues to offer 80% of our coffees as FT certified.

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

ITEM 1.  BUSINESS - continued

SOCIAL AND ENVIRONMENTAL RESPONSIBILITY

The Company focuses its marketing on creating and selling products that socially, environmentally and economically justifies the Company’s motto since 1985: “Not Just A Cup, But A Just Cup.” To this end, we:

1.	Purchase 80% of our raw coffees only from small scale coffee farmer cooperatives.

2.	Purchase 77% of our coffees from certified organic growers.

3.	Have become a certified B Corporation [2], and follow B Corporation guidelines for sustainable business practices.

4.	Seek partnerships with environmental and social justice non-profit organizations, and have established long-term exclusive licensing agreements with the following non-profit entities to produce coffee products for them to serve as fund raising tools:

●	Defenders of Wildlife – “Save the Wolves Coffee”

●	Friends of the Earth – “Bee Bold Coffee”

●	Baby Rhino Foundation – “Save the Rhinos Coffee”

●	American Birding Association – “Songbird Coffee”

●	Dian Fossey Gorilla Fund International – “Gorilla Fund Coffee”

●	Wild Horse Campaign-National

●	Mendocino Coast Humane Society-Local

●	Parents& Friends-Local

These licensing agreements enable the creation of meaningful and multi-dimensional coffees that are sold by “brick and mortar” retailers, as well as on-line.

CUSTOMER BASE

The Company’s customer base is wide in scope. Customers include wholesale accounts, such as supermarkets, hotels, restaurants, food services entities and offices. Wholesale sales represent 88% of total sales. The Company also retails its products on-line. Approximately 12% of sales are on-line. The Company’s sales area breaks down roughly as follows: Locally (defined as within a 50 mile radius) - approximately 25% of total sales volume, regionally (defined as between a 50 and 150 mile radius) - approximately 63% of sales volume, and on-line (which is more or less a national market) – 12% of total sales volume.

[2]	“B Corporation” is a designation provided by B Labs, a nonprofit organization, which provides the designation if a company meets the highest standards of verified social and environmental performance, public transparency, and legal accountability, and aspires to use the power of markets to solve social and environmental problems.

ITEM 1.  BUSINESS - continued

The scope of our sales base makes us less vulnerable to competition, although each segment of the business requires a unique marketing approach. We believe our marketing approach enables us to weather economic fluctuations.

Although competition has increased from 2012 through 2017, we have retained market share. Smaller roasters have been acquired by larger entities and the acquisition pace has continued to consolidate the industry as large investments by venture capital and private equity interests have flooded the coffee trade.

We believe our position in the industry is both iconic and solid. In 2015 we were awarded B certification and in 2016 we were awarded “Roaster of the Year”.

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

The Company also competes with other eco-friendly coffee companies such as Equal Exchange, Counter Culture, and other coffee companies that sell eco-friendly coffees as part of their product line.

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

ITEM 1.  BUSINESS - continued

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

INTELLECTUAL PROPERTY

The Company holds various federal registrations in the United States for the following trademarks and service marks: Thanksgiving Coffee Company, Royal Gardens Tea Company, Pony Express, Time Bandits, Grand Slam Coffee, “Not Just a…But a Just Cup, “Many Beans are Picked, Few are Chosen.” Mayan Harvest, Inca Harvest, and End the Embargo. From time to time, federal [trademarks] and service mark registrations must be renewed.  The Company does not hold any patents.

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

EMPLOYEES

As of December 31, 2017, the Company had twenty-four full-time employees and two part-time employees.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are a smaller reporting company and are not required to provide information required by this item

ITEM 2.  PROPERTIES

The executive offices of the Company occupy approximately 14,500 square feet at 19100 South Noyo Harbor Drive, Fort Bragg, California 95437, which address also includes a warehouse and the capacity for manufacturing operations. These facilities are currently being leased for a ten-year term under a lease affective May of 2015 at a rate of approximately $8,600 per month from Joan and Paul Katzeff, who are founders, principal shareholders, officers and directors. The Company is responsible for real estate taxes, insurance and maintenance on the facilities.  See Item 13 “Certain Relationships and Related Party Transactions, and Director Independence” and Note 6 to the “Notes to Financial Statements” included in this annual report.

ITEM 3.  LEGAL PROCEEDINGS

No material legal matters in which the Company is a party or of which its property is the subject are pending at this time.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  Trades in the Company’s Common Stock are made through Mutual Securities, Inc., in Camarillo, California, a broker dealer that makes markets in corporation securities over-the-counter.  No established public trading market exists for the Company’s Common Stock.  The Company has no present intention of developing a public trading market for the Common Stock.  No trades have been reported from 2008 through December 31, 2017.

Holders. As of December 31, 2017, there were 1,326 holders of record of the Company’s Common Stock.

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

Company Purchases of its Equity Securities.  No purchases of the Company’s equity securities were made by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) during the five fiscal years ended December 31, 2017.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company and are not required to provide information required by this item. However, please see “Selected Quarterly Financial Data” in Item 7 which provides unaudited quarterly condensed results of operations for the previous two years ending December 31, 2017.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with the Company’s audited financial statements and notes thereto appearing elsewhere in this annual report.

SUMMARY OF ACTIONS TAKEN BY MANAGEMENT IN 2012

Jonah Katzeff, son of the Co-Founders, Vice President and manager of the Green Coffee Division took on the role of General manager in 2017.

Management has the goals of A) generating positive cash flow from operations and B) becoming profitable on a Company–wide basis.

In 2017, the Company generated $52,382 in cash from operations. However, overall the Company reflected a net increase in cash for the year of $10,456, as fixed asset additions of $55,586 outpaced net financing sources of $13,660.

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

In the Specialty Coffee Trade, the benchmark price becomes the base price, from which premiums are added for rarity, processing methodology, flavor quality scores, season, age of the raw beans and country of origin. In addition, premiums are added for the cost of certifications such as Fair Trade and Organic. Occasionally, the Company will purchase exotic coffees in small quantities (an example being Kenya “Peaberry” at $8.00/lb) to offer on our webstore to customers willing to try the best at a higher price.

In response to this risk factor, in 2013 the Company created a Green Coffee Management Team. The team is led by the General Manager (Jonah Katzeff), Roastmaster (Jacob Long) and board member (Nicholas Hoskyns). In creating a Green Coffee Team, the goal was to return a positive credit with our importers, a more precise inventory mix that matches our sales needs and a more stable and predictable cost of product, which would enable our wholesale price to be stabilized for a 12-month crop cycle.

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

By 2014, The Company was using ETICO for approximately 70% of our purchasing needs and through this control system was made less vulnerable to a changing market. This new system brought our largest annual cost into a managed cash flow system, relieving the pressure on our cash position and enabling the Company to begin to reestablish its credit with its other suppliers.

RESULTS OF OPERATIONS

The following table shows the changes, both in U.S. Dollars and percent, of the significant income statement line item classifications for the two previous fiscal years.

	2017 over 2016
	$ Inc (Dec)	% Inc (Dec)
Sales	(46,143)	-1.3%
Cost of sales	(102,527)	-4.8%

Gross Profit	56,384	4.0%

Selling, G&A expense	(85,297)	-5.3%

Operating profit (loss)	141,181	-74.8%

Other income (expense)	(29,154)	2,303%
Income tax expense (credit)	-	0.00%

Net income (expense)	112,027	-58.7%

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Total sales in 2017 were $3,506,756 a decline of $46,143, or 1.3%, as compared to 2016 sales of $3,552,899. Part of the decline can be attributed by one of our customer’s selling their business to Safeway. We are a vendor for Safeway and have been adding additional Safeway stores.

The gross profit, increased by $55,884, or 4.0%, from 2016 to 2017. As a percentage of net sales, in 2017, as compared to 2016, gross profit increased 2.13%. Our 2017 cost of sales declined by $102,027, or 4.8%, as compared to 2016. As a percentage of net sales, our cost of sales in 2017 decreased by 2.1%. The decrease in our cost of sales is the result of tighter inventory controls and cost benefits realized from the practice of contracting for larger bulk purchasing of raw beans, which resulted in a lower cost of raw product.

Thanksgiving’s selling, general and administrative (SG&A) expense decreased by $85,297 year over year, or 5.3%, compared to the 2016 increase of $134,140, or 9.13%. SG&A expenses, as a percentage of net sales, were 43% in 2017 as compared to 45% in 2016. The decrease in S G&A expense was primarily the result of controlling costs relating to the audit and preparation of the Form 10K. Other income and income tax expense did not vary significantly year over year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of December 31, 2017 was $384,940 as compared to working capital at December 31, 2016 of $387,199, a decrease of $2,259 or 0.6%.

For 2017, the Company generated $52,382 in cash from operations, but incurred a net loss of $78,837. Included in the net loss is $117,346 of depreciation expense which does not affect cash flows. For 2016, the Company generated $804 in cash from operations, but incurred a net loss of $190,864. Included in the net loss is $124,155 of depreciation expense which does not affect cash flows.

Cash used in investing activities for 2017 and 2016 is primarily the result of fixed asset additions.

Cash flows from financing activities for 2017 and 2016 consisted mainly of borrowings and repayments on long-term debt.

See Note 5 to the accompanying financial statements for a summary of the Company’s outstanding debt.

SEASONALITY AND OTHER FACTORS AFFECTING PERFORMANCE

The Company’s business is seasonal in nature.  However, since we have been able to smooth out our purchasing and cash flow needs through the use of our relationship with ETICO, we no longer face significant seasonal supply pressures brought on by the availability of green beans. Sales are historically higher in the last two quarters as compared to the first two quarters. Please refer to the table of selected quarterly financial data for quarter-by-quarter results of operations.

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

At present, there is no pending litigation or proceeding involving any director, officer, employee or agent of the Company where indemnification would be required or permitted.  The Company is not aware of any pending or threatened litigation or preceding that might result in a claim for such indemnification that would be material to the financial statements.

SELECTED QUARTERLY FINANCIAL DATA

	For the Quarters Ended
	2017				2016
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Sales	$881,722	$856,952	$948,802	$819,286	$892,164	$903,402	$890,936	$866,397
Cost of goods sold	551,819	481,066	565,069	454,925	541,403	543,324	521,547	533,599
Gross Profit	329,903	375,886	383,733	364,361	350,761	360,078	369,389	332,798
Operating Expenses	354,640	393,070	366,337	384,834	423,888	421,147	379,570	377,219
Operating profit (loss)	(24,737)	(17,184)	17,396	(20,473)	(73,127)	(61,069)	(10,181)	(44,421)
Other income (expense)	(1,182)	(1,107)	(30,750)	0	(20)	143	(75)	(1,314)
Income (loss) before income taxes	(25,919)	(18,291)	(13,354)	(20,473)	(73,147)	(60,926)	(10,256)	(45,735)
Income tax expense(benefit)	-	-	-	800	-	-	-	800
Net Income (loss)	$(25,919)	$(18,291)	$(13,354)	$(21,273)	$(73,147)	$(60,926)	$(10,256)	$(46,535)

Sales for the last 8 quarters have remained fairly stable. For 2017, sales decreased by $46,143 over 2016, a 1.3% decrease. The quarterly gross profit percentage on sales for each of the quarters for the past two years has likewise remained stable, ranging from a high 6.44% to a low of 1.17%. The gross profit percentage on sales was 41.15% and 39.77% for the 2017 and 2016 fiscal years, respectively.

Operating expenses on a quarterly basis have ranged from a low of 39% of sales to a high of 48%. For the 2017 and 2016 fiscal years, operating expenses were as high as 43.2% and 45.1% of sales, respectively.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The last Company 10-K filing was for the fiscal year ended December 31, 2016. In 2016, the Company retained the services of Vavrinek, Trine, Day & Co., LLP, (VTD) to audit the Company’s financial statements for the fiscal years ended December 31, 2012 through December 31, 2016. To date, there has not been a change in or disagreement with the independent accountant.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of the Chief Executive Officer and the Chief Operating Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report.  Based on that evaluation, management has concluded that our disclosure controls and procedures, as of December 31, 2017 and for fiscal year ending December 31, 2016, were adequate and effective to insure that material information relating to the Company would be made known to them during the period in which this annual report was being prepared.  Disclosure controls and procedures are designed to ensure that information that is required to be disclosed by us in the reports that we file is accumulated and communicated to management, including our CEO and COO, in a manner to allow timely decisions regarding disclosure, and that such information is recorded, processed, summarized and reported in a timely manner.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on this evaluation, performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, and the Chief Operating Officer, management believes the Company maintained effective internal control over financial reporting as of December 31, 2017, and for the year ended December 31, 2016.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors, nominees, key employees and executive officers of the Company and their ages as of the date of this Form 10-K are as follows:

Name	Age	Position with the Company

Paul Katzeff	79	CEO, Chairman of the Board of Directors
Joan Katzeff	69	COO, Secretary, Treasurer and Director
Nicholas Hoskyns	50	Director

Paul Katzeff, a co-founder of the Company has served as Roastmaster, and a Director since the Company’s incorporation on May 10, 1982, and as our Chairman of the Board of Directors since June 2010.  Mr. Katzeff also served as our Chief Executive Officer from the date of our incorporation.  Mr. Katzeff is a co-founder of the Specialty Coffee Association of America (S.C.A.A.) and served as its Chairman in 1985 and 2000.  He has served as Chairman of the Environmental Committee of the Board in 1994.  Mr. Katzeff co-chaired the Second Annual Sustainable Coffee Conference held in April of 1998.  Mr. Katzeff served as S.C.A.A. President in the year 2000.  Mr. Katzeff and Joan Katzeff are husband and wife.  Mr. Katzeff holds a Bachelor’s degree in Agriculture from Cornell University and a Masters degree in Social Work from Adelphi University.

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

The authorized number of directors is five.  Currently there are three directors.  All directors will hold office until the next annual meeting of shareholders and until their successors have been elected and qualified, unless they earlier resign or are removed from office.  Committees of the Board may be appointed by resolution passed by a majority of the directors.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

The Company does not presently have any standing audit, nominating or compensation committee, or any committee performing similar functions.  The executive officers of the Company are elected annually by the Board of Directors and serve at the discretion of the Board.

At the present time, the Company does not have a standing audit committee of the Board of Directors, or an audit committee financial expert, as those terms are defined by Section 3(a)(58)(A) of the Securities Exchange Act of 1934 and Item 407(d) (5)(ii) of Regulation S-K respectively.  The very small size of the Board, the small size of the Company and the remote location render it difficult at this time to fulfill these requirements.  In addition, our financial statements are relatively simple to read and understand.  The current Board members have had years of experience with the Company and are familiar with its financial reporting and operations.  The Company makes every attempt, in conjunction with our independent auditors, our attorneys and our officers to assure that our filings and financial statements are fairly, clearly and accurately reported

Code of Ethics.  The Company has adopted a code of ethics that is applicable to all members of senior management and the Company’s employees.  A copy of the code of ethics has been filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance.  Our equity securities are not registered pursuant to Section 12 of the Securities Exchange Act of 1934.  Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

The following table provides certain information concerning the compensation paid to our Chief Executive Officer and Chief Operating Officer during the fiscal years ended December 31, 2017 and 2016.

Summary Compensation Table

	2017	2016
	Salary	Salary
Paul Katzeff, Chaiman of the Board and CEO	$0	$8,566
Joan Katzeff, COO, Secretary, Treasurer an Board member	$64,331	$70,976

During the year ending December 31, 2017, neither Paul Katzeff nor Joan Katzeff received any additional compensation in the form of a bonus, stock or stock option award, non-equity incentive plan compensation, non-qualified deferred compensation earnings or any other form of compensation except for their salary.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2017, (i) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the Company’s Common Stock, (ii) by each of the named executive officers, (iii) by each of the Company’s directors, and (iv) by all directors and executive officers as a group.  The Company believes that the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.  Beneficial ownership representing less than one percent is denoted with an “*”.  The Company does not have an equity compensation plan.

	Nature of
	Percent of
	Beneficial		Amount and
Name and Address of Beneficial Owner	Ownership (1)		Class (2)

Joan and Paul Katzeff (1)	964,400	(3)	78%
(Joan Katzeff, Secretary, Treasurer and Director)
(Paul Katzeff, Chairman of the Board of Directors)
c/o Thanksgiving Coffee Co., Inc.
POB 1918
Fort Bragg, CA 95437

Nicholas Hoskyns	0		-
Director
c/o Thanksgiving Coffee Co., Inc.
POB 1918
Fort Bragg, CA 95437

All directors and executive officers as a group (2 persons)	964,400		78%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities.

(2)	Based upon 1,236,744 shares of the Company’s Common Stock issued and outstanding at March 15, 2018.

(3)	Shares are jointly owned by Joan Katzeff and Paul Katzeff.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In May 2015, the Company signed a new lease for its corporate headquarters, warehouse and production facilities from Joan and Paul Katzeff, who own the facility and are directors, executive officers and the majority shareholders of the Company (the “Katzeffs”).  The lease was for ten years and ends May 31, 2025.  The lease provides for monthly payments of approximately $8,600 for the entire term of the lease. The lease runs for 10 years, ending in May of 2025. The Company remains responsible for all real estate taxes, insurance and maintenance related to the leased facilities.

The Company carries insurance indemnifying its directors and certain officers and certain employees against certain liabilities by reason of their status or service as directors, officers, or employees of the Company.

The Company uses the services of ETICO, which acts as a broker for us in our purchase of coffees from Nicaragua, Guatemala, Rwanda, Uganda and certain Mexican green coffee beans. Nicholas Hoskyns, a director of the Company, is the managing director of ETICO.  At December 31, 2017, there was $56,427 payable to ETICO for coffee purchases. All amounts owed were current and were paid in accordance with our standard vendor payment policies. The relationship with ETICO is ongoing. There is no written agreement. While management believes there is no indication of any concern, the arrangement with ETICO could be cancelled at any time. The loss of the ETICO relationship could have an adverse effect on the Company’s business in the short term. Management believes they have other options that could be utilized in the event the ETICO relationship was terminated.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate accounting and audit fees billed to the Company for services rendered during the fiscal years ended December 31, 2017 and 2016 are set forth in the table below:

	2017	2016

Audit (1)	$56,000	$70,500
Audit-related (1)	44,234	50,803
Tax (2)	6,000	4,595
Other (3)	-	-

	$106,234	$125,898

(1)	Audit fees of $56,000 in 2017 were paid to Vavrinek, Trine, Day & Co., LLP (VTD) for audit services. In 2016 the Company was also billed $35,000 by their former principal accountant for services rendered in connection with preparation of financial statements and related schedules, for each of the four years ended December 31, 2015, 2014, 2013 and 2012 to assist VTD in their audits. These amounts are included in the audit-related classification.

(2)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax planning and tax advice. All fees were paid to VTD for 2017 and Sallmann, Yang and Alameda for 2016 respectively. (3) All other fees consist of fees billed primarily for quarterly and annual compiled financial statements.

Pre-approval Policies and Procedures for Audit and Non-Audit Services.  As we do not have a standing audit committee, our Board of Directors performs the functions that may be delegated to an audit committee.  Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Company’s Board of Directors (in lieu of the audit committee) or unless the non-audit services meet certain de minimis standards.   On January 13, 2017, the Company retained the firm of Vavrinek, Trine, Day & Company; LLP (VTD) to audit the Company’s financial statements for each of the years in the four-year period ended December 31, 2016. In addition, the Company, on January 23, 2018, retained VTD to audit the Company’s financials for the year ended December 31, 2017.

PART IV

ITEM 15.  EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this annual report:

Financial Statements

-	Report of Independent Registered Public Accounting Firm
-	Balance Sheets as of December 31, 2017 and 2016
-	Statements of Income and Retained Earnings for each of the years ended December 31, 2017 through 2016
-	Statements of Cash Flows for the years ended December 31, 2017 and 2016
-	Notes to Financial Statements

Financial Statement Schedules

Not Applicable

Exhibits

3.1	Restated Articles of Incorporation of the Company.+
3.2	Bylaws of the Company.+
3.2.1	Amendment No. 1 to Bylaws of the Company, dated June 3, 1996.++
10.4	Sample Coffee Purchase Agreement.
10.10	License Agreement between the Company and the American Birding Association, Inc. and amendment.
10.13	Lease agreement for the Company’s headquarters and manufacturing and storage facility dated November 1, 2005 and amendment.
14.1	Code of Ethics*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of President Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No 33-96070-LA).
++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended March 31, 1998.
+++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended September 30, 1998.
++++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended June 30, 2007.

*	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2003.
**	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2004.
***	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2005.
****	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2006.
>	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Thanksgiving Coffee Company, Inc.

Date: March 29, 2018	By:	/s/ Paul Katzeff
Name: Paul Katzeff
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Katzeff	Chairman of the Board, CEO	March 29, 2018
Paul Katzeff

/s/ Joan Katzeff	Secretary, Treasurer and Director, COO	March 29, 2018
Joan Katzeff

/s/ Nicholas Hoskyns	Director	March 29, 2018
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

19

Thanksgiving Coffee Company, Inc.

Financial Statements and Report

of Independent Registered Public Accounting Firm

For the year ended December 31, 2017

Audited Financial Statements

For the Years Ended December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Thanksgiving Coffee Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Thanksgiving Coffee Company, Inc. (the Company) as of year-end, December 31, 2017 and December 31, 2016, and the related statements of income and retained earnings, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of year-end, December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31,2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Vavrinek, Trine, Day & Co., LLP

We have served as the Company’s auditor since January 2016.

Palo Alto, California

March 27, 2018

Thanksgiving Coffee Company, Inc.

Balance Sheets

December 31:

	2017	2016
Assets
Current assets
Cash	$160,392	$149,936
Accounts receivable, net	229,877	239,738
Inventory	262,108	279,751
Prepaid and other current assets	58,280	109,974
Total current assets	710,657	779,399

Property and equipment
Property and equipment	1,474,406	1,418,820
Accumulated depreciation	(1,109,787)	(992,441)
Total property and equipment	364,619	426,379

Other assets
Deposits	3,112	12,242
Note receivable	-	29,728
Total other assets	3,112	41,970
Total assets	$1,078,388	$1,247,748

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$213,942	$286,852
Accrued liabilities	65,299	67,344
Current portion of long term debt	46,476	38,004
Total current liabilities	325,717	392,200

Long-term debt	114,229	130,297
Less current portion of long term debt	(46,476)	(38,004)
Total long-term debt	67,753	92,293

Total liabilities	393,470	484,493

Stockholders’ equity
Common stock, no par value, 1,960,000 shared authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Retained earnings (deficit)	(198,683)	(123,161)
Total stockholders’ equity	687,733	763,255
Total liabilities and stockholders’ equity	$1,078,388	$1,247,748

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Statements of Income and Retained Earnings

Year Ended December 31:

	2017	2016

Sales	3,506,756	$3,552,899

Cost of goods sold	2,037,846	2,139,873

Gross Profit	1,468,910	1,413,026

Operating Expenses	1,516,527	1,601,824

Operating profit (loss)	(47,617)	(188,798)

Other income (expense)
Interest income	1,297	1,996
Interest expense	(7,061)	(9,400)
Other	(24,656)	6,138
	(30,420)	(1,266)

Loss before income taxes	(78,037)	(190,064)

Provision for income taxes	800	800

Net Loss	(78,837)	(190,864)

Retained earnings, (deficit) beginning of year	(123,161)	67,703

Accumulated deficit, end of year	$(201,998)	$(123,161)

Earnings (loss) per share, basic and diluted	$(0.06)	$(0.15)

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Statements of Cash Flow

For the Years Ended December 31:

	2017	2016
Cash flows from operating activities
Net Income (Loss)	$(78,837)	$(190,864)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	117,346	124,155
(Increase) decrease in:
Accounts receivable, net	9,861	(4,876)
Inventory	17,643	36,373
Prepaid and other assets	51,694	5,986
Deposits and other assets	9,130	-
Accounts payable	(72,910)	34,140
Accrued and other liabilities	(2,045)	(4,110)

Net cash provided by operating activities	52,382	804

Cash flows from investing activities
Purchases of property and equipment	(55,586)	(105,144)

Net cash (used in) investing activities	(55,586)	(105,144)

Cash flows from financing activities
Increase in long-term debt	29,728	74,922
Principal payments on long-term debt	(16,068)	(33,839)
Net cash provided by financing activities	13,660	41,083

Net increase (decrease) in cash	10,456	(63,257)

Cash, beginning of year	149,936	213,193

Cash, end of year	$160,392	$149,936

Supplemental disclosure of cash flow information:
Interest paid	$7,061	$9,400
Income taxes paid	$800	$800

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

Concentration of Credit Risk

For the years ending December 31, 2017, and December 31, 2016, one customer accounted for 10% and 10%, respectively, of the Company’s revenue. The customer has serving locations and is a distributor of the Company’s product. The loss of this account could have an adverse impact on the Company.

As of December 31, 2017, no single customer accounted for more than 10% of the Company’s accounts receivable. As of December 31, 2016, one customer accounted for approximately 10% of the Company’s accounts receivable.

For the years ending December 31, 2017 and 2016, one vendor accounted for 49%, and 49%, respectively, of the Company’s green bean coffee purchases. See Note 6 to the financial statements. The loss of this vendor could have an adverse impact on the Company.

As of December 31, 2017, vendors A and B accounted for 25% and 11% of Company’s accounts payable. As of December 31, 2016, vendors A, B, C and D accounted for 10%, 14%, 21% and 10% of the Company’s accounts payable.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

1.	Summary of Significant Accounting Policies (continued)

Accounts Receivable

The Company extends credit to customers in the normal course of business and performs ongoing credit evaluations of customers, maintaining allowances for potential credit losses which, when realized, have been within management’s expectations. Invoices are aged based on terms with the customer. The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. The allowance for doubtful accounts is based on historical information and recorded as a charge to operating expense. At December 31, 2017 and 2016 the Company’s allowance for doubtful accounts was $6,239, $6,878, respectively.

The bad debt-write-offs for the years ended December 31, 2017, 2016 were $503, $1,641 respectively.

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

Advertising

Advertising costs are expensed as incurred. The advertising costs incurred for the years ended December 31, 2017, and 2016, were $15,639, $11,333, respectively.

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

The Company’s management has determined that no unrecognized tax benefits or liabilities were to be recognized or disclosed in the financial statements. The Company accrues interest and penalties associated with uncertain tax positions as a part of operating expenses. As of December 31, 2017, and December 31, 2016, there were no accrued interest or penalties associated with uncertain tax positions.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

2.	Inventory

Inventory consists of the following at December 31:

	2017	2016
Coffee:
Unroasted	$166,865	$168,003
Roasted	43,689	55,066
Tea	2,249	1,690

Packaging, supplies and other merchandise held for sale	49,305	54,992
Total inventory	$262,108	$279,751

3.	Property and Equipment

Property and equipment consist of the following as of December 31,

	2017	2016
Automobiles	$178,497	$146,133
Equipment and fixtures	517,526	506,939
Office furniture and equipment	145,089	138,715
Leased equipment	214,796	214,796
Leasehold improvements	358,498	352,237
Package design	41,000	41,000
Website	19,000	19,000
	1,474,406	1,418,820
Accumulated depreciation	(1,109,787)	(992,441)
Total property and equipment	$364,619	$426,379

Depreciation expense for the years ended December 31, 2017, and December 31, 2016 was $117,346, and $124,155, respectively.

4.	Note Receivable

The Company sold their bakery and café in January 2012, carrying back a note receivable of $75,000 on the sale. The note repayment called for scheduled principal reductions as follows: $5,000 in 2013, $7,500 in 2014, $15,000 in 2015 and 2016, with the final payment of $32,500 due on June 30, 2017. Additionally, interest was payable annually at 7.00% on the outstanding balance, compounded yearly. All scheduled principal payments have been made as required, plus other additional principal reductions. The note was paid off in full on July 1, 2017, leaving no outstanding balance on December 31, 2017.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

5.	Long Term Debt

Long-term debt consists of the following at December 31:

	2017	2016
Long Term Debt

Savings Bank of Mendocino, payable in monthly installments of $518, interest at 4.24%, collateralized by a security interest of substantially all of the Company’s assets, final payment due on December 28, 2021.	$22,816	$-

Hansel Ford, payable in monthly installments of $385, including interest at .90%, collateralized by equipment, final payment due on March 14, 2019.	5,743	10,290

Hansel Ford, payable in monthly installments of $385, including interest at .90%, collateralized by equipment, final payment due on March 14, 2019.	5,743	10,290

Bank of the West, payable in monthly installments of $787.03, including interest at 9.234%, collateralized by equipment, final payment due January 1, 2021.	33,204	47,020

Bank of the West, payable in monthly installments of $1,465, including interest at 9.227%, collateralized by equipment, final payment due January 1, 2020.	24,665	31,486

Hansel Ford, payable in monthly installments of $806.38, including interest at 1.939%, collateralized by equipment, final payment due on April 10, 2020.	22,058	31,211
	114,229	130,297
Less current portion of long term debt	(46,476)	(38,004)
Total long term debt	$67,753	$92,293

Interest expense for the years ended December 31, 2017, 2016, was $7,061, $9,400 respectively.

As of December 31, 2017, maturities of long-term debt obligations for each of the next four years and in the aggregate were as follows:

Years Ended December 31,
2018	$46,476
2019	41,432
2020	20,244
2021	6,077
$114,229

6. Related	Party Transactions

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

As of December 31, 2017, minimum future rental payments under non-cancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years Ended December 31,
2018	$103,200
2019	103,200
2020	103,200
2021	103,200
2022	103,200
2023 and thereafter	249,400
$765,400

The total rent payments made to its majority shareholders in connection with these related party transactions for the years ended December 31, 2017 and 2016, $103,200, and $103,200, respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

6.	Related Party Transactions (continued)

Contracts

The Company negotiates green bean purchase contracts from three cooperatives in Nicaragua. Ethical Trading and Investment Company of Nicaragua (ETICO) is the importer for the transaction. Nicholas Hoskyns, a Director of the Company, is the managing director at ETICO. At December 31, 2017, amounts owed to ETICO totaled $56,427. All amounts owed were current and were paid in accordance with our standard vendor payment policies. The loss of the ETICO relationship could have an adverse effect on the Company’s business in the short term. Management believes other options are available that could be utilized in the event the ETICO relationship was terminated.

7.	Income Taxes

The provision for income taxes consist of the following for the year ended December 31:

	2017	2016
Current state provision (credit)	$800	$800
Deferred provision (credit)
Federal	-	-
State	-	-

Total deferred provision (credit)	-	-

Total provision (credit)	$800	$800

Deferred tax assets and liabilities consist of the following as of December 31:

	2017	2016
Net Operating Losses	$103,725	$133,265
Depreciation	(11,055)	(38,826)
Other	19,076	28,218
Subtotal	111,746	122,657
Valuation Allowance	(111,746)	(122,657)
Net deferred tax asset (liability)	$-	$-

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

7.	Income Taxes (continued)

A reconciliation of the Company’s actual effective tax rate to the federal statutory tax rate of 34% is as follows for the years ended December 31, 2017, and 2016:

	2017		2016
	Amount	%	Amount	%

Pre tax income (loss)	$(78,037)		$(190,064)

Federal tax (credit) net	(12,785)	-16%	(58,730)	-30.9%
State tax (credit)	(6,898)	-8.9%	(16,916)	-8.9%
Valuation allowance	20,483	25 ..2%	74,692	39.3%
Other	000	0%	1,754	0.9%

	$800	0.4%	$800	.4%

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

The federal income tax returns of the for Company for 2016, 2015 and 2014 are subject to examination by the Internal Revenue Service, generally for three years after they were filed. California income tax returns for 2016, 2015, 2014 and 2013 are subject to examination by the Franchise Tax Board, generally for four years after they were filed.

As of December 31, 2017, the Company has federal and state NOL carryovers of approximately $421,000 and $218,000, respectively. If unused, the carryovers will begin to expire in 2034.

8.	Subsequent Events

The Company has evaluated all subsequent events through March 23, 2018, the date the financial statements were available to be issued and did not note any events that must be disclosed to keep the financial statements from being misleading.

