Form 10-Q
period 2018-03-31
THANKSGIVING COFFEE CO INC
filed 2018-05-11
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

On March 31, 2018 the registrant had 1,236,744 shares of Class A common stock, no par value per share, outstanding.

Class	Outstanding at March 23, 2018
Common Equity, no par value	1,236,744 shares

FORM 10-Q

i

PART I. Financial Information

Item 1. Financial Statements

The financial statements included herein have been prepared by Thanksgiving Coffee Company, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2018 and December 31, 2017, and its results of operations for the three month periods ended March 31, 2018 and 2017 and its cash flows for the three month periods ended March 31, 2018 and 2017. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-K.

Thanksgiving Coffee Company, Inc.

Balance Sheets

	2018	2017
	(Unaudited)	See Note 1
Assets
Current assets
Cash	$83,700	$160,392
Accounts receivable, net of allowance	212,179	229,877
Inventories	224,126	262,108
Prepaid expenses	81,918	57,780
Total current assets	601,923	710,157

Property and equipment
Property and equipment	1,447,829	1,474,406
Accumulated depreciation	(1,097,029)	(1,109,787)
Total property and equipment	350,800	364,619

Other assets
Deposits and other assets	4,032	3,112
Total other assets	4,032	3,112

Total assets	$956,755	$1,077,888

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Balance Sheets

	March 31,	December 31,
	2018	2017
	(Unaudited)	See Note 1
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$200,534	$213,942
Accrued Liabilities	43,901	65,299
Current portion of long term debt	46,356	46,476
Total current liabilities	290,791	325,717

Long term debt
Long-term debt	102,846	114,229
Less current portion of long term debt	(46,356)	(46,476)
Total long term debt	56,490	67,753
Total liabilities	347,281	393,470

Shareholders’ equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(276,942)	(201,998)
Total shareholders’ equity	609,474	684,418

Total liabilities and shareholders’ equity	$956,755	$1,077,888

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Operations

Unaudited

	For the Three Months Ended
	March 31,
	2018	2017
Income
Net sales	$795,036	$819,286
Cost of sales	483,078	454,925
Gross profit	311,958	364,361

Operating expenses
Selling, general and administrative expenses	365,490	362,658
Depreciation and amortization	21,382	22,176
Total operating expenses	386,872	384,834
Operating loss	(74,914)	(20,473)

Other income (expense)
Miscellaneous income	1,608	0
Interest expense	(1,638)	0
Total other income (expense)	(30)	0

Loss before income taxes	(74,944)	(20,473)
Income tax expense	-	(800)
Net loss	$(74,944)	$(21,273)

Loss per share (basic)	$(0.06)	$(0.02)

Loss per share (dilutive)	$(0.06)	$(0.02)

Weighted average number of shares	1,236,744	1,236,744

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

Unaudited

	For the Three Months Ended
	March 31,
	2018	2017
Operating activities
Net loss	$(74,944)	$(21,273)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	21,382	22,176

(Increase) decrease in:
Accounts receivable	17,698	14,736
Inventories	37,982	(61,293)
Prepaid expenses	(24,138)	34,857
Deposits and other assets	(920)	3,442
Increase (decrease) in:
Accounts payable	(13,408)	(14,618)
Accrued liabilities	(21,398)	(20,257)
Net cash provided by (used in) operating activities	(57,746)	(42,230)

Investing activities
Purchases of property and equipment	(7,563)	(2,710)
Net cash (used in) investing activities	(7,563)	(2,710)

Financing activities
(Repayments) issuances of notes payable and capital leases	(11,383)	(10,194)
Net cash (used in) financing activities	(11,383)	(10,194)

Increase (decrease) in cash	(76,692)	(55,134)
Cash at beginning of period	160,392	149,936
Cash at end of period	$83,700	$94,802

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

March 31, 2018 and December 31, 2017

Cash paid for income taxes was $800 for the three months ending March 31, 2017.

1.	Basis of Presentation

The unaudited condensed financial statements in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies disclosed in the financial statements included in its 2017 Form 10-K filed with the Securities and Exchange Commission (SEC). It is suggested that these statements be read in conjunction with the December 31, 2017 audited financial statements and the accompanying notes on Form 10-K, as filed with the SEC.

The interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the full year.

Concentration of Risk

In the first quarter of fiscal 2018, one customer accounted for 8.2% of the Company’s revenue. The account has purchased from the Company since 2009. The account is a distributor of the Company’s product. A loss of this account or any other large account, or a significant reduction in sales to any of the Company’s principal customers, could have an adverse impact on the Company.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

March 31, 2018 and December 31, 2017

2.	Accounts Receivable

Accounts receivable consist of the following:

	3/31/2018	12/31/2017
Accounts receivable	$216,298	$236,116
Less: allowance for doubtful accounts	(4,119)	(6,239)
Net accounts receivable	$212,179	$229,877

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense (recovery) for the three months ended March 31, 2018 and 2017 was $(1,727) and ($1,263) respectively.

3.	Inventories

Inventories consist of the following:

	3/31/2018	12/31/2017
Coffee
Unroasted	$138,612	$166,865
Roasted	43,344	43,689
Tea	1,607	2,249
Packaging, supplies and other merchandise held for sale	40,564	49,305
Total inventories	$224,126	$262,108

4.	Property and Equipment

Property and equipment consist of the following:

	3/31/2018	12/31/2017
Equipment	$490,189	$517,526
Furniture and fixtures	145,849	145,089
Leasehold improvements	358,499	358,498
Transportation equipment	178,497	178,497
Pacakge design	41,000	41,000
Capitalized website development costs	19,000	19,000
Property held under capital leases	214,796	214,796
Total property and equipment	1,447,830	1,474,406
Accumulated depreciation	(1,097,030)	(1,109,787)
Property and equipment, net	$350,800	$364,619

Depreciation expense for the three months ended March 31, 2018 and 2017 was $21,382 and $22,176 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

March 31, 2018 and December 31, 2017

5.	Long Term Debt

Capital Lease Obligations	3/31/2018	12/31/2017
Bank of the West payable in monthly installments of $787.03, including interest at 9.234% collateralized by equipment, final payment due on January 1, 2021	$22,860	$24,665

Bank of the West payable in monthly installments of $1,465, including interest at 9.227%, colateralized by equipment, final payment due on January 1, 2020	29,547	33,204

Hansel Ford, payable in monthly installments of $385, including interest at .90%, collateralized by equipment, final payment due on March 14, 2019.	4,599	5,743

Hansel Ford, payable in monthly installments of $385, including interest at .90%, collateralized by equipment, final payment due on March 14, 2019.	4,599	5,743

Savings Bank of Mendocino, payable in monthly installments of $518, interest at 4.24%, collateralized by a security interest of sustantially all of the Company's assets, final payment due on December 28, 2021.	21,499	22,816

Hansel Ford, payable in monthly installments of $806.38, including interest at 1.939%, collateralized by equipment, final payment due on April 10, 2020.	19,741	22,058
	$102,846	$114,229
Less current portion	(46,356)	(46,476)
Long term portion of notes payable	$56,490	$67,753

Interest paid for the three months ended March 31, 2018 and 2017 was $1,659 and $1,966, respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

March 31, 2018 and December 31, 2017

As of March 31, 2018, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Years Ending March 31,
2018	$46,356
2019	36,180
2020	15,730
2021	4,580
$102,846

6.	Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist of the benefit from net operating loss (NOL) carryforwards and temporary differences. The net operating loss carryforwards expire in various years through 2034. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operation loss carryforwards. Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

7.	Operating Leases

The Company leases some office equipment under non-cancelable operating leases with terms ranging from three to five years.

As of March 31, 2018, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

Years Ending March 31,

2018	8,553
2019	6,563
2020	5,102
2021	4,344
2022	3,981

$28,543

Total operating lease payments for the three months ended March 31, 2018 and 2017 was $2,340 and $2,187 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

March 31, 2018 and December 31, 2017

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

As of March 31, 2017, minimum future rental payments under non-cancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years ending March 31,
2018	$103,200
2019	103,200
2020	103,200
2021	103,200
2022	103,200
Thereafter	206,400
$722,400

9.	Related Party Transactions

As of March 31, 2018, the Company has green contracts with three cooperatives in Nicaragua, Ethical Trading and Investment Company of Nicaragua (ETICO) is the importer for the transaction. Nicolas Hoskyns, a director of the company, is the managing director of ETICO. At March 31, 2018, amounts owed to ETICO totaled $28,647. All the amounts owed are current and were paid accordance with our standard vendor payment policies. The loss of the ETICO relationship could have an adverse effect on the Company’s business in the short term. Management believes other options are available that could be utilized in the event the ETICO relationship was terminated.

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

SUMMARY

Sales of the Company have eroded over the last five years due to declines in the direct distribution sales method of the Company’s business (i.e., delivery by company truck). Increased competition, customer attrition and customers roasting green beans for their own use have all had a negative impact on the Company’s sales. The Company continues to try a number of strategies that may or may not prove effective in abating these declines. The Company has changed its method of distribution to rely less on direct distribution (with only three routes) and instead uses independent distributors or shipping direct (via UPS or other common carrier). In addition, the Company is trying to focus increasing our on-line sales with a continued focus on our presence in social media, growing our email list and linking our search optimization. The effects of these changes on the Company’s sales will reduce our distribution expenses. Because of the limited impact of these changes, as well as the increase in cost of sales and other factors noted herein, there can be no assurances that the Company will be profitable in any future period, and, as a consequence, the Company is considering various strategic alternatives.

The Company pays substantially more for its green beans than the market price, because of quality, the organic nature of many of its lines and the fact that it uses fair-traded coffees. Green bean costs have remained stable but any rise will place pressure on margins. If green bean costs continue as is or rise, whether as a consequence of inclement weather in a major producing area or any other event that affects green bean pricing, and if the Company cannot offset costs by raising prices, it would have a negative impact on the Company and its margins.

Results of Operations

Three months ended March 31, 2018 versus March 31, 2017

	Increase (Decrease)	Percent Change

Net Sales	$(24,250)	(3.0%)
Cost of Sales	28,153	6.2%
Gross Margin %	(52,403)	(14.4%)

Selling, G&A Expense	2,832	0.8%
Depreciation And Amortization	(794)	(3.6%)
Other	770	-
Net Loss	53,671	252%

Net sales for the three months ended March 31, 2018 were $795,036, down 3.0%, or under $24,250 when compared with net sales of $819,286 for the same period in fiscal 2017

Distribution revenues (e.g., revenues generated by the Company’s own truck distribution) were down $7,488 or (2.34%) for the three months ended March 31, 2018, when compared with distribution sales for the same period in 2017. The decline appears to be a result of slower volume for existing customers as no customers have been lost.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were down $14,029 or (3.42%) for the three months ended March 31, 2018 when compared to national sales for the same period in 2017.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) increased $1,006, or.99% for the three months ended March 31, 2018 when compared to mail order sales for the same period in 2017. The increase in the mail order division was attributable to the Company’s increased social media presence on the Company’s online store volume.

Cost of sales for the three months ended March 31, 2018 were $483,078, up 6.2%, or up $28,153 when compared with the cost of sales of $454,925 for the same period in 2017. The increase reflects the increase in the green bean costs used in the first three months of 2018.

Gross margin percentage (gross profit as a percentage of net sales) for the three months ended March 31, 2018 was, down 12.84% percentage points when compared with the increase of gross margin of 9.49% for the same period in 2017. Higher costs in green bean costs and other supplies in the three months ended 2018 resulted in a decrease in gross margins.

Consolidated selling, general and administrative expenses were $365,490 for the three months ended March 31, 2018, an increase of .8% when compared with the selling, general and administrative expenses of $362,658 for the same period in 2017. The increase was a result of being fully invoiced for the audit fee for the 2017 10K.

Depreciation and amortization expenses for the three months ended March 31, 2018 were $21,382, a 3.59% decrease, or nearly $794 when compared to depreciation expense of $22,176 for the same period in 2016. The decrease reflects the disposal of old equipment.

As a result of the foregoing factors, the Company had a net loss of $74,944 for the three months ended March 31, 2018, compared to a loss of $21,273 for the same period in 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, the Company had working capital of $311,132 versus working capital of $384,440 as of December 31, 2017. The decrease in working capital is due primarily to the decrease in cash, accounts receivable, inventory and prepaid expenses.

Net cash used in operating activities was ($57,746) for the three months ended March 31, 2018 compared to net cash used in operating activities of ($42,230) during the same period in 2017. The decrease in net cash provided by operating activities in the three months of 2018 was the result of decreases in inventory in the amount of ($37,982) and increases in prepaid expenses in the amount of $24,138 and decreases in accounts payable.

Cash used in investing activities was ($7,563) for the three months ended March 31, 2018 compared to ($2,710) used in the same period in 2017.

Net cash used in financing activities for the three months ended March 31, 2018 was ($11,383) compared to net cash used in financing activities of ($10,194) during the same period in 2017. The cash used by financing activities was a result of paying existing debt.

At March 31, 2017, the Company had total borrowings of $102,846.

For long-term debt, see Note 7 of the Notes to Financial Statements. For operating leases, see Note 9 of the Notes to Financial Statements. For real estate leases, see Note 10 and Note 11 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Debt	$102,846	$46,356	$56,490	$0	$-

Operating Leases	28,453	8,553	11,665	8,235	-

Real Estate Leases	722,400	103,200	206,400	206,400	206,400

Total Cash Obligations	$853,699	$158,109	$274,555	$214,635	$206,400

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

SEASONALITY AND OTHER FACTORS AFFECTING PERFORMANCE

The Company’s business is seasonal in nature. The seasonal availability of green bean coffee in the first two quarters of the year and increased sales in the last quarter historically create a high use of cash and a build up in inventories in the first two quarters, with a corresponding decrease in inventory and increase in cash in the last quarter. In 2017 the Company has been keeping a tighter control on its inventory supply, resulting in less inventory on hand in the first quarter of 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and President, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer, and the President concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s Disclosure controls over financial reporting during the first quarter of 2018 that have materially affected or are reasonably likely to affect the Company’s internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

-None-

ITEM 1A. RISK Factors

The Company has concerns regarding the current economic situation. The United States and the global economy is experiencing severe instability in the commercial and investment banking systems which are likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company’s operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

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

- None -

ITEM 5. OTHER INFORMATION

- None -

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Financial Statement Schedules

Not Applicable

Exhibits

3.1	Restated Articles of Incorporation of the Company.*
3.2	Bylaws of the Company and amendments.*
10.4	Sample Coffee Purchase Agreement.**
10.10	License Agreement between the Company and the American Birding Association, Inc. and amendment.**
10.13	Lease agreement for the Company’s headquarters and manufacturing and storage facility dated November 1, 2005 and amendment.**
14.1	Code of Ethics***
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*
31.2	Certification of President Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

**	Incorporated by reference to the exhibits to the Company’s Form 10-K for the year ended December 31, 2017.

***	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2003.

a.	No reports filed on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this Quarterly Report to be signed on it’s behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Paul Katzeff	Chief Executive Officer	May 10, 2018
Paul Katzeff

/s/ Joan Katzeff	President	May 10, 2018
Joan Katzeff

