Form 10-Q
period 2018-06-30
THANKSGIVING COFFEE CO INC
filed 2018-08-15
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

On June 30, 2018 the registrant had 1,236,744 shares of Class A common stock, no par value per share, and 0 shares of Class B common stock, par value _______ per share, outstanding.

Class	Outstanding at June 30, 2018
Common Equity, no par value	1,236,744 shares

FORM 10-Q

PART 1. Financial Information

Item 1. Financial Statements

The financial statements included herein have been prepared by Thanksgiving Coffee Company, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2018 and December 31, 2017, and its results of operations for the three and six month periods ended June 30, 2018 and June 30, 2017 and its cash flows for the six month periods ended June 30, 2018 and June 30, 2017. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-K.

Thanksgiving Coffee Company, Inc.

Balance Sheets

	June	December 31,
	2018	2017
	(Unaudited)	See Note 1
Assets
Current assets
Cash	$127,635	$160,392
Accounts receivable, net of allowance	217,533	229,877
Inventories	200,973	262,108
Prepaid expenses	80,975	57,780
Total current assets	627,116	710,157

Property and equipment
Property and equipment	1,459,693	1,474,406
Accumulated depreciation	(1,121,535)	(1,109,787)
Total property and equipment	338,158	364,619

Other assets
Deposits and other assets	4,168	3,112
Total other assets	4,168	3,112

Total assets	$969,442	$1,077,888

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Balance Sheets

	June	December 31,
	2018	2017
	(Unaudited)	See Note 1
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$170,513	$213,942
Accrued Liabilities	63,570	65,299
Current portion of long term debt	48,262	46,476
Total current liabilities	282,345	325,717

Long term debt
Long-term debt	109,931	114,229
Less current portion of long term debt	(48,262)	(46,476)
Total long term debt	61,669	67,753
Total liabilities	344,014	393,470

Shareholders' equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(260,988)	(201,998)
Total shareholders' equity	625,428	684,418

Total liabilities and shareholders' equity	$969,442	$1,077,888

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Operations
Unaudited

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Income
Net sales	$818,755	$948,802	$1,613,791	$1,768,098
Cost of sales	454,435	565,069	937,512	1,019,994
Gross profit	364,320	383,733	676,279	748,104

Operating expenses
Selling, general and administrative expenses	318,373	344,055	683,864	706,719
Depreciation and amortization	25,886	22,282	47,268	44,458
Total operating expenses	344,259	366,337	731,132	751,177
Operating profit/ (loss)	20,061	17,396	(54,853)	(3,073)

Other expense
Interest expense	(1,745)		(3,404)
Miscellaneous expense	(1,562)	(30,750)	67	(30,750)
Total other income (expense)	(3,307)	(30,750)	(3,337)	(30,750)

Profit/ (loss) before income taxes	16,754	(13,354)	(58,190)	(33,823)
Income tax expense	(800)	0	(800)	(800)
Net profit/ (loss)	$15,954	$(13,354)	$(58,990)	$(34,623)

Profit/ (loss) per share (basic and dilutive)	$0.013	$(0.011)	$(0.048)	$(0.028)

Weighted average number of shares	1,236,744	1,236,744	1,236,744	1,236,744

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows
Thanksgiving Coffee
Statements of Cash Flows
Unaudited

	For the Six Months
	June 30,
	2018	2017
Operating activities
Net loss	$(58,990)	$(34,623)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	47,268	63,449

(Increase) decrease in:
Accounts receivable	12,344	16,047
Inventories	61,136	31,809
Prepaid expenses	(23,195)	26,291
Deposits and other assets	(1,056)	3,442
Increase (decrease) in:
Accounts payable	(43,429)	(87,077)
Accrued liabilities	(1,729)	(5,050)
Net cash provided by (used in) operating activities	(7,651)	14,288

Investing activities
Purchases of property and equipment	(20,808)	(12,941)
Net cash (used in) investing activities	(20,808)	(12,941)

Financing activities
(Increase) in notes receivables		(2,969)
(Repayments) issuances of notes payable and capital leases	(4,298)	(19,174)
Net cash (used in) financing activities	(4,298)	(22,143)

Increase (decrease) in cash	(32,757)	(20,796)
Cash at beginning of period	160,392	149,936
Cash at end of period	$127,635	$129,140

Cash paid for income taxes was $800 for the six months ending June 30, 2018.

See accompanying notes to financial statements

Cash paid for income taxes was $800 for the six months ending June 30, 2018.

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

The interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of results to be expected for the full year.

Concentration of Risk

In the first quarter of fiscal 2018, one customer accounted for 16.91% of the Company’s revenue. The account has purchased from the Company since 2009. The account is a distributor of the Company’s product. A loss of this account or any other large account, or a significant reduction in sales to any of the Company’s principal customers, could have an adverse impact on the Company.

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

2.	Accounts Receivable

Accounts receivable consist of the following:

	6/30/2018	12/31/2017
Accounts receivable	$223,696	$236,116
Less: allowance for doubtful accounts	(6,163)	(6,239)
Net accounts receivable	$217,533	$229,877

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense (recovery) for the six months ended June 30, 2018 and 2017 was $316 and ($907) respectively.

3.	Inventories

Inventories consist of the following:

	6/30/2018	12/31/2017
Coffee
Unroasted	$101,817	$166,865
Roasted	48,609	43,689
Tea	1,391	2,249
Packaging, supplies and other merchandise held for sale	49,156	49,305
Total inventories	$200,973	$262,108

4.     Property and Equipment

Property and equipment consist of the following:

	6/30/2018	12/31/2017
Equipment	$490,985	$517,526
Furniture and fixtures	138,008	145,089
Leasehold improvements	358,498	358,498
Transportation equipment	178,497	178,497
Package design	41,000	41,000
Capitalized website development costs	19,000	19,000
Property held under capital leases	233,705	214,796
Total property and equipment	1,459,693	1,474,406
Accumulated depreciation	(1,121,535)	(1,109,787)
Property and equipment, net	$338,158	$364,619

Depreciation expense for the six months ended June 30, 2018 and 2017 was $47,268 and $44,458 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

June 30, 2018 and December 31, 2017

5.   Long Term Debt (continued)

Capital Lease Obligations	6/30/2018	12/31/2017
Bank of the West payable in monthly installments of $787.03, including interest at 9.234% collateralized by equipment, final payment due on January 1, 2021	$21,012	$24,665

Bank of the West payable in monthly installments of $1,465, including interest at 9.227%, collateralized by equipment, final payment due on January 1, 2020	25,805	33,204

Hansel Ford, payable in monthly installments of $385, including interest at .90%, collateralized by equipment, final payment due on March 14, 2019.	3,453	5,743

Hansel Ford, payable in monthly installments of $385, including interest at .90%, collateralized by equipment, final payment due on March 14, 2019.	3,453	5,743

Savings Bank of Mendocino, payable in monthly installments of $518, interest at 4.24%, collateralized by a security interest of substantially all of the Company's assets, final payment due on December 28, 2021.	20,172	22,816

Pawnee Leasing payable in monthly installments of $528, including interest at 15.178%, collateralized by equipment, final payment due on May 15, 2022	18,621	-

Hansel Ford, payable in monthly installments of $806.38, including interest at 1.939%, collateralized by equipment, final payment due on April 10, 2020.	17,415	22,058
	$109,931	$114,229
Less current portion	(48,262)	(46,476)
Long term portion of notes payable	$61,669	$67,753

Interest paid for the six months ended June 30, 2018 and 2017 was $3,404 and $3,800, respectively.

As of June 30, 2018, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Years Ending June 30,
2018	$48,789
2019	36,925
2020	15,664
2021	8,553
$109,931

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

7.     Operating Leases

The Company leases some office equipment under non-cancelable operating leases with terms ranging from three to five years.

As of June 30, 2018, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

2018	7,832
2019	6,105
2020	4,696
2021	4,139
2022	1,979

$24,751

Total operating lease payments for the six months ended June 30, 2018 and 2017 were $4,264 and $4,480 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

June 30, 2018 and December 31, 2017

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

As of June 30, 2018, minimum future rental payments under non-cancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years ending June 30,
2018	$103,200
2019	103,200
2020	103,200
2021	103,200
2022	103,200
Thereafter	180,600
$696,600

9. Related Party Transactions

As of June 30, 2018, the Company has green contracts with three cooperatives in Nicaragua. Ethical Trading and Investment Company of Nicaragua (ETICO) is the importer for the transaction. Nicholas Hoskyns, a director of the company, is the managing director of ETICO. At June 30, 2018, amounts owed to ETICO totaled $23,235. All the amounts owed are current and were paid in accordance with our standard vendor payment policies. The loss of the ETICO relationship could have an adverse effect on the Company’s business in the short term. Management believes other options are available that could be utilized in the event the ETICO relationship was terminated.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. In some cases, forward-looking statements may be identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These statements relate to, among other things, possible expansions into new and existing markets and trends in the operations of Thanksgiving Coffee Company, Inc. (“the Company”). Any forward-looking statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. These various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green beans, continuing competition within the Company’s business, variances from budgeted sales mix and growth rate, consumer acceptance of the Company’s products, inability to secure adequate capital to fund its operating expenses and working capital requirements, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement the Company’s sales goals, natural disasters, civil unrest in countries which produce coffee and tea, weather and other risks identified herein. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this Quarterly Report on Form 10-Q. The Company’s forward-looking statements should also be considered in light of its reviewed financial statements, related notes and the other financial information appearing elsewhere in this report and in its other filings with the Securities and Exchange Commission. As a result of these risks and uncertainties, the Company’s actual results may differ materially and adversely from those expressed in any forward-looking statements. The Company assumes no obligation to update any forward-looking statements.

SUMMARY

Sales of the Company have eroded over the last five years due to declines in the direct distribution sales method of the Company’s business (i.e., delivery by company truck). Increased competition, customer attrition and customers roasting green beans for their own use have all had a negative impact on the Company’s sales. The Company continues to try a number of strategies that may or may not prove effective in abating these declines. The Company has changed its method of distribution to rely less on direct distribution (with only three routes) and instead uses independent distributors or ships direct (via UPS or other common carrier). In addition, the Company is trying to focus increasing our on-line sales with a continued focus on our presence in social media, growing our email list and linking our search optimization. The effects of these changes on the Company’s sales will reduce our distribution expenses. Because of the limited impact of these changes, as well as the increase in cost of sales and other factors noted herein, there can be no assurances that the Company will be profitable in any future period, and, as a consequence, the Company is considering various strategic alternatives.

The Company pays substantially more than our competitors, because of quality, the organic nature of many of the varietals we carry and the fact that we use fair-traded coffees as well. Green bean costs have remained stable but any rise will place pressure on margins. If green bean costs continue as is or rise, whether as a consequence of inclement weather in a major producing area or any other event that affects green bean pricing, and if the Company cannot offset costs by raising prices, it would have a negative impact on the Company and its margins.

Results of Operations

Six months ended June 30, 2018 versus June 30, 2017

	Interest (Decrease)	Percent Change

Net Sales	$(154,307)	(8.7%)
Cost of Sales	(82,482)	(8.1%)
Gross Margin %	(71,825)	(9.6%)

Selling, G&A Expense	(22,855)	(3.2%)
Depreciation and Amortization	2,810	6.3%
Other	27,413	89.1%
Net Loss	(24,367)	(70%)

Net sales for the six months ended June 30, 2018 were $1,613,791, down 8.7%, or under $154,307 when compared with net sales of $1,768,098 for the same period in fiscal 2017

Distribution revenues (e.g., revenues generated by the Company’s own truck distribution) were down $20,844 or (3.18%) for the six months ended June 30, 2018, when compared with distribution sales for the same period in 2017. The decline appears to be a result of slower volume for existing customers.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were down $66,375 or (18.42%) for the six months ended June 30, 2018 when compared to national sales for the same period in 2017. In 2017 we provided our services to fulfill two unusual orders for one of our customers.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) decreased $637, or .29% for the six months ended June 30, 2018 when compared to mail order sales for the same period in 2017.

Cost of sales for the six months ended June 30, 2018 were $937,507, down 8.1%, or down $82,482 when compared with the cost of sales of $1,019,994 for the same period in 2017. The decrease reflects the decrease in the overall sales in the six months of 2018.

Gross margin percentage (gross profit as a percentage of net sales) for the six months ended June 30, 2018 was 41.9% percentage points when compared with the gross margin of 42.3% for the same period in 2017.

Consolidated selling, general and administrative expenses were $683,864 for the six months ended June 30, 2018, a decrease of 3.2% when compared with the selling, general and administrative expenses of $706,719 for the same period in 2017. The decrease was a result of renegotiating our general insurance.

Depreciation and amortization expenses for the six months ended June 30, 2018 were $47,268, a 6.3% increase, or nearly $2,810 when compared to depreciation expense of $44,458 for the same period in 2017. The increase reflects the addition of new equipment.

As a result of the foregoing factors, the Company had a net loss of $58,990 for the six months ended June 30, 2018, a 70.38% increase, compared to a loss of $34,623 for the same period in 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, the Company had working capital of $344,770 versus working capital of $384,440 as of December 31, 2017. The decrease in working capital is due primarily to the decrease in cash, accounts receivable, inventory and prepaid expenses.

Net cash used in operating activities was $7,651 for the six months ended June 30, 2018 compared to net cash provided by activities of $14,288 during the same period in 2017. The decrease in net cash provided by operating activities in the first six months of 2018 was the result of decreases in inventory in the amount of $61,136 and a decrease in accounts payable in the amount of 43,429 and a decrease in accounts receivables of $12,344.

Cash used in investing activities was ($20,808) for the six months ended June 30, 2018 compared to ($12,941) used in the same period in 2017.

Net cash used in financing activities for the six months ended June 30, 2018 was ($4,298) compared to net cash used in financing activities of ($22,143) during the same period in 2017. The cash used by financing activities was a result of paying existing debt.

At June 30, 2018, the Company had total borrowings of $109,931.

For long-term debt, see Note 7 of the Notes to Financial Statements. For operating leases, see Note 9 of the Notes to Financial Statements. For real estate leases, see Note 10 and Note 11 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Debt	$109,931	$48,789	$52,590	$8,553	$-

Operating Leases	24,751	7,832	14,940	1,979	-

Real Estate Leases	696,600	103,200	206,400	206,400	180,600

Total Cash Obligations	$831,282	$159,821	$273,930	$216,931	$180,600

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

SEASONALITY AND OTHER FACTORS AFFECTING PERFORMANCE

The Company’s business is seasonal in nature. The seasonal availability of green bean coffee in the first two quarters of the year and increased sales in the last quarter historically create a high use of cash and a build up in inventories in the first two quarters, with a corresponding decrease in inventory and increase in cash in the last quarter. In 2017 the Company has been keeping a tighter control on its inventory supply, resulting in fewer inventory supplies on hand. In the first quarter of 2018, similar controls continue.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and President, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer, and the President concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s Disclosure controls over financial reporting during the six months of 2018 that have materially affected or are reasonably likely to affect the Company’s internal controls over financial reporting.

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

 Verification of shareholders

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Financial Statement Schedules

Not Applicable

Exhibits

Exhibits

3.1	Restated Articles of Incorporation of the Company.****
3.2	Bylaws of the Company and amendments.****
10.4	Sample Coffee Purchase Agreement.*
10.10	License Agreement between the Company and the American Birding Association, Inc. and amendment.**
10.13	Lease agreement for the Company’s headquarters and manufacturing and storage facility dated November 1, 2005 and amendment.**
14.1	Code of Ethics***
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*
31.2	Certification of President Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
**	Incorporated by reference to the exhibits to the Company’s Form 10-K for the year ended December 31, 2017.
***	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2003.
****	Incorporated by reference to the exhibits to the Company’s Form 10-Q for the quarter ended March 31, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this Quarterly Report to be signed on it’s behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Paul Katzeff	Chief Executive Officer	August 13, 2018
Paul Katzeff

/s/ Joan Katzeff	President	August 13, 2018
Joan Katzeff