Form 10-Q
period 2018-09-30
THANKSGIVING COFFEE CO INC
filed 2018-11-08
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Currently, there does not exist a public trading market for the registrant’s common stock. Over the years, there have been isolated and sporadic privately negotiated transactions in the Company’s shares.  See “Part II, Item 5, and Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”  The Company is not aware of any privately negotiated transactions of the Company’s stock since 2008. The Company is unable to determine the current market value of the common equity held by non-affiliates as no reliable secondary trading price exists.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

On September 30, 2018 the registrant had 1,236,744 shares of Class A common stock, no par value per share, and 0 shares of Class B common stock, par value __0_____ per share, outstanding.

Class	Outstanding at September 30, 2018
Common Equity, no par value	1,236,744 shares

FORM 10-Q

PART 1. Financial Information

Item 1. Financial Statements

The financial statements included herein have been prepared by Thanksgiving Coffee Company, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2018 and December 31, 2017, and its results of operations for the three and nine month periods ended September 30, 2018 and September 30, 2017 and its cash flows for the nine month periods ended September 30, 2018 and September 30, 2017. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-K.

Thanksgiving Coffee Company, Inc.

Balance Sheets

	September	December 31,
	2018	2017
	(Unaudited)	See Note 1
Assets
Current assets
Cash	$139,247	$160,392
Accounts receivable, net of allowance	215,007	229,877
Inventories	204,945	262,108
Prepaid expenses	65,843	57,780
Total current assets	625,042	710,157

Property and equipment
Property and equipment	1,469,116	1,474,406
Accumulated depreciation	(1,144,972)	(1,109,787)
Total property and equipment	324,144	364,619

Other assets
Deposits and other assets	4,168	3,112
Total other assets	4,168	3,112

Total assets	$953,354	$1,077,888

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Balance Sheets

	September	December 31,
	2018	2017
	(Unaudited)	See Note 1
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$168,245	$213,942
Accrued Liabilities	43,544	65,299
Current portion of long term debt	48,262	46,476
Total current liabilities	260,051	325,717

Long term debt
Long-term debt	97,347	114,229
Less current portion of long term debt	(48,262)	(46,476)
Total long term debt	49,085	67,753
Total liabilities	309,136	393,470

Shareholders' equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(242,198)	(201,998)
Total shareholders' equity	644,218	684,418

Total liabilities and shareholders' equity	$953,354	$1,077,888

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Operations
Unaudited

	For the Three Months Ended Ended September 30,		For the Nine Months Ended Ended September 30,
	2018	2017	2018	2017
Income
Net sales	$800,149	$856,952	$2,413,940	$2,625,044
Cost of sales	447,840	481,066	1,385,347	1,501,060
Gross profit	352,309	375,886	1,028,593	1,123,984

Operating expenses
Selling, general and administrative expenses	323,384	370,867	1,007,248	1,077,586
Depreciation and amortization	19,571	22,203	66,839	66,661
Total operating expenses	342,955	393,070	1,074,087	1,144,247
Operating profit/ (loss)	9,354	(17,184)	(45,494)	(20,263)

Other Expense
Interest expense	(2,040)		(5,444)
Miscellaneous income (expense)	11,463	(1,107)	11,530	(31,710)
Total other income (expense)	9,423	(1,107)	6,086	(31,710)

Profit/ (loss) before income taxes	18,777	(18,291)	(39,408)	(51,973)
Income tax expense	0	0	(800)	(800)
Net profit/ (loss)	$18,777	$(18,291)	$(40,208)	$(52,773)

Profit/ (loss) per share (basic and diluted)	$0.015	$(0.015)	$(0.033)	$(0.043)

Weighted average number of shares	1,236,744	1,236,744	1,236,744	1,236,744

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows
Thanksgiving Coffee, Inc.
Unaudited
	For the Nine Months
	September 30,
	2018	2017
Operating activities
Net loss	$(40,208)	$(52,773)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	66,839	66,661

(Increase) decrease in:
Accounts receivable	14,870	33,772
Inventories	57,163	76,737
Prepaid expenses	(8,063)	34,009
Deposits and other assets	(1,056)	9,130
Increase (decrease) in:
Accounts payable	(45,697)	(130,772)
Accrued liabilities	(21,755)	(21,522)
Net cash provided by operating activities	22,093	15,242

Investing activities
Purchases of property and equipment	(26,364)	2,315
Net cash (used in) investing activities	(26,364)	2,315

Financing activities
Decrease in notes receivables		29,728
Repayments of notes payable and capital leases	(16,874)	(28,960)
Net cash (used in) financing activities	(16,874)	768

Increase (decrease) in cash	(21,145)	18,325
Cash at beginning of period	160,392	149,936
Cash at end of period	$139,247	$168,261

Cash paid for income taxes was $800, separately for each nine months ending September 30, 2018 and September 2017.

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

The interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the full year.

Concentration of Risk

In the third quarter of fiscal 2018, one customer accounted for 8.06% of the Company’s revenue. The account has purchased from the Company since 2009. The account is a distributor of the Company’s product. A loss of this account or any other large account, or a significant reduction in sales to any of the Company’s principal customers, could have an adverse impact on the Company.

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

2.	Accounts Receivable

Accounts receivable consist of the following:

	9/30/2018	12/31/2017
Accounts receivable	$221,128	$236,116
Less: allowance for doubtful accounts	(6,121)	(6,239)
Net accounts receivable	$215,007	$229,877

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense (recovery) for the nine months ended September 30, 2018 and 2017 was ($245) and ($717) respectively.

3.	Inventories

Inventories consist of the following:

	9/30/2018	12/31/2017
Coffee	$105,315	$166,865
Unroasted	51,529	43,689
Roasted	1,895	2,249
Tea	46,206	49,305
Tea Packaging, supplies, and other merchandise held for sale	$204,945	$262,108
Total inventories

4.     Property and Equipment

Property and equipment consist of the following:

	9/30/2018	12/31/2017
Equipment	$492,208	$517,526
Furniture and fixtures	138,008	145,089
Leasehold improvements	366,698	358,498
Transportation equipment	178,497	178,497
Pacakge design	41,000	41,000
Capitalized website development costs	19,000	19,000
Property held under capital leases	233,705	214,796
Total property and equipment	1,469,116	1,474,406
Accumulated depreciation	(1,144,972)	(1,109,787)
Property and equipment, net	$324,144	$364,619

Depreciation expense for the nine months ended September 30, 2018 and 2017 was $66,839 and $66,661 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

September 30, 2018 and December 31, 2017

5. Long Term Debt (continued)

Capital Lease Obligations	9/30/2018	12/31/2017
Bank of the West payable in monthly installments of $787.03, including interest at 9.234% collateralized by equipment, final payment due on January 1, 2021	$19,122	$33,204

Bank of the West payable in monthly installments of $1,465, including interest at 9.227%, collateralized by equipment, final payment due on January 1, 2020	21,976	24,665

Hansel Ford, payable in monthly installments of $385, including interest at .90%, collateralized by equipment, final payment due on March 14, 2019.	2,305	5,743

Hansel Ford, payable in monthly installments of $385, including interest at .90%, collateralized by equipment, final payment due on March 14, 2019.	2,305	5,743

Savings Bank of Mendocino, payable in monthly installments of $518, interest at 4.24%, collateralized by a security interest of substantially all of the Company's assets, final payment due on December 28, 2021.	18,831	22,816

Pawnee Leasing payable in monthly installments of $528, including interest at 15.178%, collateralized by equipment, final payment due on May 15, 2022	17,732	-

Hansel Ford, payable in monthly installments of $806.38, including interest at 1.939%, collateralized by equipment, final payment due on April 10, 2020.	15,076	22,058
	$97,347	$114,229
Less current portion	(48,262)	(46,476)
Long term portion of notes payable	$49,085	$67,753

Interest paid for the nine months ended September 30, 2018 and 2017 was $5,444 and $5,500, respectively.

As of September 30, 2018, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Years Ending September 30,
2019	$48,262
2020	28,690
2021	13,616
2022	6,780
$97,348

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

7.     Operating Leases

The Company leases some office equipment under non-cancelable operating leases with terms ranging from three to five years.

As of September 30, 2018, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

Years Ending September 30,

2019	9,524
2020	6,140
2021	4,318
2022	720
$20,702

Total operating lease payments for the nine months ended September 30, 2018 and 2017 were $8,528 and $6,094 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

September 30, 2018 and December 31, 2017

8.     Long Term Leases

The Company leases its corporate headquarters and warehouse facilities from Paul and Joan Katzeff (the Company’s majority shareholders, directors and officers). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The ten-year lease term ends May 31, 2025.

As of September 30, 2018, minimum future rental payments under non-cancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years ending September 30,
2019	$103,200
2020	103,200
2021	103,200
2022	103,200
2023	103,200
Thereafter	154,800
$670,800

9.   Related Party Transactions

Etico

As of September 30, 2018, the Company has green contracts with three cooperatives in Nicaragua. Ethical Trading and Investment Company of Nicaragua (ETICO) is the importer for the transactions. Nicholas Hoskyns, a director of the Company, is the managing director of ETICO. As of September 30, 2018, amounts owed to ETICO totaled $48,634. All the amounts owed are current and were paid in accordance with our standard vendor payment policies. The loss of the ETICO relationship could have an adverse effect on the Company’s business in the short term. Management believes other options are available that could be utilized in the event the ETICO relationship was terminated.

Office Lease

As described in note 7, the Company leases its office space from the majority shareholders. The Company paid $77,400 separately for the nine months ending September 30, 2018 for lease payments. The Company paid $25,800 separately for three months ending September 30, 2017 and 2018 for lease payments. No amounts were due to, or due from, between the company and its majority shareholders as of September 30, 2018 or December 31, 2017 in connection with this lease agreement.

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

SUMMARY

Sales of the Company have eroded over the last five years due to declines in the direct distribution sales method of the Company’s business (i.e., delivery by company truck). Increased competition, customer attrition and customers roasting green beans for their own use have all had a negative impact on the Company’s sales. The Company continues to try a number of strategies that may or may not prove effective in abating these declines. The Company has changed its method of distribution to rely less on direct distribution (with only three routes) and instead uses independent distributors or ships direct (via UPS or other common carrier). In addition, the Company is trying to focus on increasing our on-line sales with a continued emphasis on our presence in social media, growing our email list and linking our search optimization. The effects of these changes on the Company’s sales will reduce our distribution expenses and increase margins. Because of the limited impact of these changes, as well as the increase in cost of sales and other factors noted herein, there can be no assurances that the Company will be profitable in any future period, and, as a consequence, the Company is considering various strategic alternatives.

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

Results of Operations

Nine months ended September 30, 2018 versus September 30, 2017

	Increase (Decrease)	Percent Change

Net Sales	$(211,103)	(8.04%)
Cost of Sales	(115,713)	(8%)
Gross Margin %		(.021%)

Selling, G&A Expense	(70,338)	(.07%)
Depreciation and Amortization	178	-
Other	37,796	119%
Net Loss	12,565	24%

Net sales for the nine months ended September 30, 2018 were $2,413,940, down 8.04%, when compared with net sales of $2,625,043 for the same period in fiscal 2017

Distribution revenues (e.g., revenues generated by the Company’s own truck distribution) were down $39,522 or (3.83%) for the nine months ended September 30, 2018, when compared with distribution sales for the same period in 2017. The decline appears to be a result of slower volume for existing customers who suffered from recent natural disasters.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were down $191,921 or (14.46%) for the nine months ended September 30, 2018 when compared to national sales for the same period in 2017. In 2017 we provided our services to fulfill two unusual orders for one of our customers.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) increased $8,484, or 2.53% for the nine months ended September 30, 2018 when compared to mail order sales for the same period in 2017.

Cost of sales for the nine months ended September 30, 2018 was $1,385,347, down 7.7%, when compared with the cost of sales of $1,501,060, for the same period in 2017. The decrease reflects the decrease in the overall cost of sales in the nine months of 2018.

Gross margin percentage (gross profit as a percentage of net sales) for the nine months ended September 30, 2018 was 42.61% down .20% percentage points when compared with the gross margin of 42.81% for the same period in 2017.

Selling, general and administrative expenses decreased by $70,338 for the nine months ended September 30, 2018, a decrease of 6.53% when compared with the selling, general and administrative expenses of $1,077,248 for the same period in 2017. The decrease was a result of renegotiating our general insurance.

Depreciation and amortization expenses for the nine months ended September 30, 2018 was $66,839, a .30% decrease, or nearly $178 when compared to depreciation expense of $66,661 for the same period in 2017.

As a result of the foregoing factors, the Company had a net loss of $40,208 for the nine months ended September 30, 2018, a 23.8% decrease, compared to a loss of $52,773 for the same period in 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, the Company had working capital of $364,991 versus working capital of $384,440 as of December 31, 2017. The decrease in working capital is due primarily to the decrease in cash, accounts receivable, inventory and prepaid expenses.

Net cash provided by operating activities was $22,093 for the nine months ended September 30, 2018 compared to net cash provided by activities of $15,242 during the same period in 2017. The decrease in net cash provided by operating activities in the first nine months of 2018 was the result of inventory in the amount of $57,163 , a decrease in accounts payable in the amount of ($45,697) and a decrease in accounts receivables of $14,870.

Net cash used in investing activities was ($26,364) for the nine months ended September 30, 2018 compared to the same period in 2017.

Net cash used in financing activities for the nine months ended September 30, 2018 was ($16,882) compared to net cash used in financing activities of $768 during the same period in 2017. The cash used by financing activities was a result of paying existing debt.

At September 30, 2018, the Company had total borrowings of $97,348. This compares to the borrowings of $114,229 as of December 31, 2017.

For long-term debt, see Note 7 of the Notes to Financial Statements. For operating leases, see Note 9 of the Notes to Financial Statements. For real estate leases, see Note 10 and Note 11 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Debt	$97,348	$48,262	$49,087	$0	$-

Operating Leases	20,702	2,130	16,528	2,044	-

Real Estate Leases	670,800	103,200	206,400	206,400	154,800

Total Cash Obligations	$788,850	$125,164	$297,906	$210,980	$154,800

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

RELATED PARTY TRANSACTIONS

From time to time, the Company enters into various transactions with its majority shareholders, Paul and Joan Katzeff. See note “8 and 9 — Related Party Transactions” in the Notes to the Financial Statements.

SEASONALITY AND OTHER FACTORS AFFECTING PERFORMANCE

The Company’s business is seasonal in nature. The seasonal availability of green bean coffee in the first three quarters of the year and increased sales in the last quarter historically create a high use of cash and a build up in inventories in the first three quarters, with a corresponding decrease in inventory and increase in cash in the last quarter. In 2017 the Company has been keeping a tighter control on its inventory supply, resulting in fewer inventory supplies on hand. In the first three quarters of 2018, similar controls continue.

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

At present, there is no pending litigation or proceeding involving any director, officer, employee or agent of the Company where indemnification would be required or permitted. The Company is not aware of any pending or threatened litigation or proceding that might result in a claim for such indemnification.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s stock is generally illiquid and there have been few trades in recent years. There have been three trades in the Company’s Common Stock since 1999. In June 2004, 750 shares were traded at $4.50 per share. In December 2005, 400 shares were traded at $2.00 per share.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and President, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer, and the President concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s Disclosure controls over financial reporting during the nine months of 2018 that have materially affected or are reasonably likely to affect the Company’s internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

-None-

ITEM 1A. RISK Factors

The Company has concerns regarding the current economic situation. The United States and the global economy is experiencing instability in the commercial and investment banking systems which are likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company’s operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

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

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Paul Katzeff	Chief Executive Officer	November 8, 2018
Paul Katzeff

/s/ Joan Katzeff	President	November 8, 2018
Joan Katzeff