Form 10-K
period 2018-12-31
THANKSGIVING COFFEE CO INC
filed 2019-03-27
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended 12/31/2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Regulation 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes    ☒   No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 20, 2018
Common Equity, no par value	1,236,744 shares

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

ii

PART I

ITEM 1.  BUSINESS

INTRODUCTION

Thanksgiving Coffee Company, Inc. (Thanksgiving”, the “Company”, “we”, “us”, or “our”) was founded by Joan and Paul Katzeff in 1972 as a partnership, and they incorporated it on May 10, 1982. Since its inception, the Company has been a pioneer, modeling social and economic justice, and environmental sustainability, employing as many as 50 full-time employees in the Ft. Bragg, CA area. The Company’s motto, “Not Just a Cup, but a Just Cup,” ™ reflects the Company’s principles and mission, and its commitment to cooperatives composed of small coffee farmers in developing nations.

For years the Company has purchased and roasted high quality coffee beans and marketed them to the specialty coffee market, (providing coffee beans of the best flavor which are grown in special micro climates).  The Company buys green coffee beans (which are the color of coffee beans before they are roasted) through six main importers.

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

In October 1996, the Company completed a direct public offering (a “Qualification by Permit” in California), and the Company filed with several other states1 to conduct its offering of shares of its Common Equity (“Common Stock”).  As of December 31, 2018, 1,295 non-affiliated shareholders (shareholders who are not officers, directors, 5% or greater holders of the Company’s Common Stock or affiliates of the Company) held shares of the Company’s Common Stock, representing approximately 22% of the outstanding shares.

In 2015, Thanksgiving Coffee became a certified B Corporation. A certified B Corporation is certified by B Lab, which analyzed our operations as a whole and provided a score based on how The Company conducted its operations. The Company is in the process of becoming a “Benefit Corporation”. A Benefit Corporation is a Certified B Corporation with three additional legal attributes: accountability, transparency and purpose. The B Corporation and Benefit Corporation are designed for companies committed to conscious capitalism, combining higher purpose, accountability, and transparency where there is no trade-off between return on investment and social impact.

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

COFFEE INDUSTRY

According to the U.S. National Coffee Association 2018 report, the number of Americans drinking coffee has reached its highest percentage in the past six years. The global market is expected to see a 6.55% Compound Annual Growth Rate (CAGR.) between 2018 and 2022. The major growth comes from the millennials.

In addition, 36% of coffee was consumed outside the home in 2018, and of all the coffees consumed, 69% was specialty versus 31% non-specialty.

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

ITEM 1.  BUSINESS - continued

In 2018, the National Coffee Association (“NCA”) surveyed 3,000 Americans about their coffee drinking habits. The survey found that 64 percent of Americans drink a cup of coffee everyday, up from 2017. U.S. coffee drinkers consume on average 3 cups a day. In addition, 79 percent of coffee was consumed at home versus 36 percent consumed out of the home.

The United States coffee market has increased by 3.8% in 2018 and the growth is expected to continue, according to Allegra World Coffee Portal’s 2019 Project Café’s USA report.  According to the NCA, coffee now surpasses soft drinks as the most popular beverage after water.  Daily coffee drinking, according to their study, is up for the fourth year in a row with younger drinkers dominating the increases. This upward trend has continued. From 2010 through 2015, the number of coffee houses had grown from 4,000 to approximately 12,000. In addition, the number of coffee roasters increased by approximately 2,000.

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

According to a 2009 survey of Lifestyles of Health and Sustainability Consumer Trends Database by the Natural Marketing Institute, 60% of U.S. adults would more likely purchase products of companies that are mindful of the impact their product has on the environment and society.  In the study, 57% of the consumers are more loyal to companies that are socially responsible and 52% said they would recommend the food products of these companies to their friends.  More that 38% of the respondents said they would pay more to buy products of socially responsible companies.  In the book “The Better World Shopping Guide” by Ellis Jones, the Company is listed as an “A+” producer because of its environmental and socially responsible practices and is listed as a “Corporate Hero” in the coffee segment of the book for consumers. Even in today’s difficult economy, 34% of Americans are more likely to buy environmentally responsible products and another 44% indicate their environmental habits have not changed as a result of the economy according to the results of a 2009 study by Cone Consumer Environmental Survey. This trend continues as well. In 2018, approximately 80% of the Company’s products sold were certified organic.

ITEM 1.  BUSINESS - continued

NCA reports that there is fundamental shift in the American coffee landscape. “What it means that more people are drinking coffee and that comes at a higher price premium and could help buoy what’s known as third wave coffee- a market”. The third-wave market does not just understand the espresso made by the barista but gives credit to the producer and roaster. In 2018 the fourth wave market was driven by science and roasting obsessions that were born from custom in-house brews. According to Beverage Daily the fifth wave market for 2019 will focus on hyper-professionalism, operational excellence and training. It has been Thanksgiving’s mission from the onset to credit the producer for the high quality coffees we receive in all of our marketing materials. As of 2010, “Fair Trade” (or “FT”) coffee was roasted by over 300 U.S. companies and sold at thousands of retail outlets.  Fair Trade certified coffee directly supports a better life for farming families in the developing world through fair prices, community development and environmental stewardship. Fair Trade farmers market their own harvests through direct, long-term contracts with international buyers, learning how to manage their businesses and compete in the global marketplace. Dunkin Donuts, the number one U.S. retailer of coffee by the cup, offers a Fair Trade espresso line of drinks. This trend has continued but the trend line has flattened. The Company continues to offer 80% of our coffees as FT certified.

MARKETING STRATEGY

The Company’s sales and marketing efforts are currently organized in four different sales methods:

1.

Wholesale, Direct Delivery.  This sales method includes customers in Northern California counties contiguous to the Company’s plant in Fort Bragg, California, and is serviced by Company trucks and/or outside distributors.  The Company owns trucks and delivers coffee within a radius of 100 miles or less from Fort Bragg.  Because of operating costs, the Company has reduced its own fleet in favor of using distributors in certain areas serviced by the Company.  Total Company routes have declined, but outside distributors have continued to provide delivery service in those routes.

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

ITEM 1.  BUSINESS - continued

SOCIAL AND ENVIRONMENTAL RESPONSIBILITY

The Company focuses its marketing on creating and selling products that socially, environmentally and economically justifies the Company’s motto since 1985: “Not Just A Cup, But A Just Cup.” To this end, we:

1.	Purchase 80% of our raw coffees only from small-scale coffee farmer cooperatives.

2.	Purchase 80% of our coffees from certified organic growers.

3.	Have become a certified B Corporation [2], follow B Corporation guidelines for sustainable business practices, and in 2018 began the process of becoming a California Benefit Corporation..

4.

Seek partnerships with environmental and social justice non-profit organizations, and have established long-term exclusive licensing agreements with the following non-profit entities to produce coffee products for them to use as fund raising tools:

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

CUSTOMER BASE

The Company’s customer base is wide in scope. Customers include wholesale accounts, such as supermarkets, hotels, restaurants, food services entities and offices. Wholesale sales represent 86% of total sales. The Company also retails its products on-line. The Company’s sales break down roughly as follows: Locally (defined as within a 150 mile radius) - approximately 40% of total sales volume, regionally (defined as 150+ mile radius) - approximately is 46% of sales volume, and on-line (which is more or less a national retail market) – 14% of total sales volume.

[2]

“B Corporation” is a designation provided by B Lab, a nonprofit organization, which provides the designation if a company meets the highest standards of verified social and environmental performance, public transparency, and legal accountability, and aspires to use the power of markets to solve social and environmental problems.

ITEM 1.  BUSINESS - continued

The scope of our sales base makes us less vulnerable to competition, although each segment of the business requires a unique marketing approach. We believe our marketing approach enables us to weather economic fluctuations.

Although competition has increased from 2012 through 2018, we have retained market share. Smaller roasters have been acquired by larger entities and the acquisition pace has continued to consolidate the industry as large investments by venture capital and private equity interests have flooded the coffee trade.

We believe our position in the industry is both iconic and solid. In 2015 we were awarded B certification and in 2016 we were awarded “Roaster of the Year” for 2017 by trade publication Roast Magazine. Recently we received the Good Food Award for coffee for the North West Region from the Good Food Foundation.

COMPETITION

The Specialty coffee market is highly competitive, and the Company competes against all sellers of Specialty coffee.  At the wholesale level, the Company competes with several nationally known premium coffee brands, such as Smucker’s Millstone label, Nestlé’s Nescafe label and Green Mountain Coffee Roasters as well as other lesser -known brands and store brands.  The Company also competes regionally in Northern California with Specialty roasters such as Peet’s, Gevalia and Jeremiah’s Pick for retail shelf space and with large regional roasters for food service trade.  In the direct mail area, the Company competes with established suppliers such as Gevalia, a division of General Foods Corporation, as well as with other direct mail companies, including Starbucks, the leading independent Specialty coffee retailer and wholesaler.

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

The Company also sells complementary products, primarily to its wholesale serving accounts that are ancillary to the coffee business but are necessary to serve coffee.  These items include coffee sleeves, coffee cups, equipment cleaners and the like.  These items are provided as a convenience for those accounts and assist in increasing revenue per stop for the Company’s distribution system.  The Company also sells these items in its direct marketing division.  The Company experiences competition in the sale of these ancillary items from manufacturers or other distributors, such as foodservice distributors.  There can be no assurance that the Company will be able to maintain or expand sales of these products successfully in the future.

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

INTELLECTUAL PROPERTY

The Company holds various federal registrations in the United States for the following trademarks and service marks: Thanksgiving Coffee Company, Royal Gardens Tea Company, Pony Express, Time Bandits, Grand Slam Coffee, “Not Just A Cup, But a Just Cup, “Many Beans are Picked, Few are Chosen.”, Mayan Harvest, Inca Harvest, and End the Embargo. From time to time, federal [trademarks] and service mark registrations must be renewed.  The Company does not hold any patents.

GOVERNMENT REGULATION

The Company’s roasting plant has been certified wholly organic by the United States Department of Agriculture (“USDA”).  The California Certified Organic Farmers (“CCOF”) is the inspecting agent.  The CCOF has also certified the organic practices of several farms from which the Company receives green beans.  The certification criteria of the CCOF, an independent organization, meet the standards promulgated under the Organic Foods Production Act of 1990, allowing the Company to market product originating at the certified farms as organic.

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

EMPLOYEES

As of December 31, 2018, the Company had twenty-four full-time employees and two part-time employees.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are a smaller reporting company and are not required to provide information required by this item

ITEM 2.  PROPERTIES

The executive offices of the Company occupy approximately 14,500 square feet at 19100 South Harbor Drive, Fort Bragg, California 95437, which address also includes a warehouse and the capacity for manufacturing operations. These facilities are currently being leased for a ten-year term under a lease affective May of 2015 at a rate of $8,600 per month from Joan and Paul Katzeff, who are founders, principal shareholders, officers and directors. The Company is responsible for real estate taxes, insurance and maintenance on the facilities.  See Item 13 “Certain Relationships and Related Party Transactions, and Director Independence” and Note 6 to the “Notes to Financial Statements” included in this annual report.

ITEM 3.  LEGAL PROCEEDINGS

No material legal matters in which the Company is a party or of which its property is the subject are pending at this time.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  Trades in the Company’s Common Stock are made through Mutual Securities, Inc., in Camarillo, California, a broker dealer that makes markets in corporation securities over-the-counter.  No established public trading market exists for the Company’s Common Stock.  The Company has no present intention of developing a public trading market for the Common Stock.  No trades have been reported from 2008 through December 31, 2018.

Holders. As of December 31, 2018, there were 1,295 holders of record of the Company’s Common Stock.

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

Company Purchases of its Equity Securities.  No purchases of the Company’s equity securities were made by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) during the five fiscal years ended December 31, 2018.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company and are not required to provide information required by this item. However, please see “Selected Quarterly Financial Data” in Item 7, which provides unaudited quarterly condensed results of operations for the previous two years ending December 31, 2018.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with the Company’s audited financial statements and notes thereto appearing elsewhere in this annual report.

SUMMARY OF ACTIONS TAKEN BY MANAGEMENT IN 2018

Jonah Katzeff, son of the Co-Founders, Vice President and manager of the Green Coffee Division took on the role of General Manager in 2017.

Management has the goals of A) generating positive cash flow from operations and B) becoming profitable on a Company–wide basis.

In 2018, the Company generated $18,695 in cash from operations. However, overall the Company reflected a net decrease in cash for the year of $6,746, a fixed asset decrease of $4,224 and a decrease in net financing sources of $29,665.

WORLD PRICING FOR RAW (GREEN) COFFEE:

Raw Coffee prices are benchmarked through an International Trading System that is managed by the World Robusta Coffee Exchange in London and by the Trading for Arabica Coffees on the NYCSCE. Coffee is the second most traded commodity in the world after crude oil. Prices fluctuate due to weather, crop disease, fundamental supply/demand shifts and quality.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Mr. Hoskyns and Co-founder Paul Katzeff have worked together since 1999 when then CEO Katzeff secured a $304,000 USAID Grant to work with coffee farmers in Nicaragua. The Grant was used for training coffee cooperatives to enable them to relate their coffees to the emerging Speciality Trade. Mr. Hoskyns business, Ethical Trading and Investment Company (“ETICO”), was exporting sesame to England and became the major exporter of sesame in Nicaragua. He built a major credit line relationship with his bank and, being on our Board of Directors, understood the credit crunch that was impacting the Company.

In 2012, Mr. Hoskyns, agreed to use his company to reorganize our purchasing schedules, to act as our importer for all Central American Coffees and to use his company’s line of credit in a way that would enable the Company to pay for our green coffee as it was pulled from bonded warehouses in the San Francisco Bay, lowering interest payments and storage costs.

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

By 2014, the Company was using ETICO for approximately 70% of our purchasing needs and this control system made Thanksgiving less vulnerable to a changing market. This new approach brought our largest annual cost into a managed cash flow system, relieving the pressure on our cash position and enabling the Company to begin to reestablish its credit with its other suppliers.

RESULTS OF OPERATIONS

The following table shows the changes, both in U.S. Dollars and percent, of the significant income statement line item classifications for the two previous fiscal years.

	2018 over 2017
	$ Inc (Dec)	% Inc (Dec)
Sales	(280,487)	-8.0%
Cost of sales	(178,155)	-8.7%

Gross Profit	(102,332)	-6.9%

Selling, G&A expense	(110,435)	-7.3%

Operating profit (loss)	8,103	-16.1%

Other income (expense)	34,498	113%
Income tax expense (credit)	0	0.00%

Net income (expense)	42,601	-54.04%

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Total sales in 2018 were $3,226,269, a decline of $280,487, or 8%, as compared to 2017 sales of $3,506,756. Part of the decline can be attributed to the effects of the catastrophic wildfires of 2018, particularly in Northern California.

Gross profit, decreased by $101,832, or 6.9%, from 2018 to 2017. As a percentage of net sales, in 2018, as compared to 2017, gross profits decreased 7%. Our 2018 cost of sales declined by $178,155 or 8.7%, as compared to 2017. As a percentage of net sales, our cost of sales in 2018 decreased by 2.3%. The decrease in our cost of sales is the result of tighter inventory controls and cost benefits realized from the practice of contracting for larger bulk purchasing of raw beans, which resulted in a lower cost of raw product.

Thanksgiving’s selling, general and administrative (“SG&A”) expense decreased by $101,832 year over year, or 6.9%, compared to the 2017 increase of $85,297, or 5.3%. SG&A expenses, as a percentage of net sales, were 44% in 2018 as compared to 45% in 2017. The decrease in SG&A expense was primarily the result of controlling costs relating to the audit and preparation of the Form 10K. Other income increase from 2017 from a non recurring employee bonus payment.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of December 31, 2018 was $371,667 as compared to working capital at December 31, 2017 of $384,940, a decrease of $13,273, or 3.4%.

For 2018, the Company generated $18,695 in cash from operations, but incurred a net loss of $36,236. Included in the net loss is $51,746 of depreciation expense, which does not affect cash flows. For 2017, the Company generated $52,382 in cash from operations, but incurred a net loss of $76,737. Included in the net loss is $117,346 depreciation expense, which does not affect cash flows.

Cash used in investing activities for 2018 and 2017 is primarily the result of fixed asset additions.

Cash flows from financing activities for 2018 and 2017 consisted mainly of borrowings and repayments on long-term debt.

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

SELECTED QUARTERLY FINANCIAL DATA

	For the Quarters Ended
	2018				2017
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Sales	$812,329	$800,149	$818,755	$795,036	$881,722	$856,952	$948,802	$819,286
Cost of goods sold	474,344	447,840	454,435	483,078	551,819	481,066	565,069	454,,925
Gross Profit	337,985	352,309	364,320	311,958	329,903	375,886	383,733	364,361
Operating Expenses	332,005	342,955	344,259	386,872	364,640	393,070	366,337	384,834
Operating profit (loss)	5980	9,354	20,061	(74,914)	(24,737)	(17,184)	17,396	(20,473)
Other income (expense)	(2,008)	9,423	(3,307)	(30)	(1,182)	(1,107)	(30,750)	0
income (loss) before income taxes	3,972	18,777	15,954	(74,944)	(25,919)	(18,291)	(13,345)	(20,473)
Income tax expense(benefit)	-	-	-	0	-	-	-	800
Net Income (loss)	$3,972	$18,777	$15,954	$(74,944)	$(25,919)	$(18,291)	$(13,345)	$(21,273)

Sales for the last 8 quarters have remained fairly stable. For 2018, sales decreased by $280,487 over 2017, a 7.99% decrease. The gross profit percentage on sales was 42.36% and 41.15% for the 2018 and 2017 fiscal years, respectively.

Operating expenses on a quarterly basis have ranged from a low of 25.06% of sales to a high of 30.80%. For the 2018 and 2017 fiscal years, operating expenses were as high as 48% and 43.2% of sales, respectively.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The last Company 10-K filing was for the fiscal year ended December 31, 2017. In 2018, the Company again retained the services of Vavrinek, Trine, Day & Co., LLP, (VTD) to audit the Company’s financial statements for the fiscal years ended December 31, 2017. To date, there has not been a change in or disagreement with the independent accountant.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of the Chief Executive Officer and the Chief Operating Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report.  Based on that evaluation, management has concluded that our disclosure controls and procedures, as of December 31, 2018 and for fiscal year ending December 31, 2017, were adequate and effective to insure that material information relating to the Company would be made known to them during the period in which this annual report was being prepared.  Disclosure controls and procedures are designed to ensure that information that is required to be disclosed by us in the reports that we file is accumulated and communicated to management, including our CEO and COO, in a manner to allow timely decisions regarding disclosure, and that such information is recorded, processed, summarized and reported in a timely manner.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on this evaluation, performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, and the Chief Operating Officer, management believes the Company maintained effective internal control over financial reporting as of December 31, 2018, and for the year ended December 31, 2017.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors, nominees, key employees and executive officers of the Company and their ages as of the date of this Form 10-K are as follows:

Name	Age	Position with the Company

Paul Katzeff	80	CEO, Chairman of the Board of Directors
Joan Katzeff	69	COO, Secretary, Treasurer and Director
Nicholas Hoskyns	51	Director

Paul Katzeff, a co-founder of the Company has served as Roastmaster, and a Director since the Company’s incorporation on May 10, 1982, and as our Chairman of the Board of Directors since June 2010.  Mr. Katzeff also served as our Chief Executive Officer from the date of our incorporation.  Mr. Katzeff was a co-founder of the Specialty Coffee Association of America (S.C.A.A.) and served as its Chairman in 1985 and 2000.  He served as Chairman of the Environmental Committee of the Board in 1994.  Mr. Katzeff co-chaired the Second Annual Sustainable Coffee Conference held in April of 1998.  Mr. Katzeff served as S.C.A.A. President in the year 2000.  Mr. Katzeff and Joan Katzeff are husband and wife.  Mr. Katzeff holds a Bachelor’s degree in Agriculture from Cornell University and a Masters degree in Social Work from Adelphi University.

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

Nicholas Hoskyns has been a Director of the Company since 2007.  Since 2003, he has served as Managing Director of the Ethical Trading and Investment Company of Nicaragua (“ETICO”), a company that works with small farmer cooperatives on their organizational, business and marketing development.  He has helped found three cooperatives, integrating these bodies at local, regional and national levels and supporting their entry into markets in Europe, the United States and Japan.  His work has been primarily in the coffee and sesame seed trade in the Central American region where he resides.  He has a BA in Development Economics from the University of East Anglia in the United Kingdom.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table provides certain information concerning the compensation paid to our Chief Executive Officer and Chief Operating Officer during the fiscal years ended December 31, 2018 and 2017.

Summary Compensation Table

	2018	2017
	Salary	Salary
Paul Katzeff, Chairman of the Board and CEO	$0	$0
Joan Katzeff, COO, Secretary, Treasurer an Board member	$65,000	$64,331

During the year ending December 31, 2018, neither Paul Katzeff nor Joan Katzeff received any additional compensation in the form of a bonus, stock or stock option award, non-equity incentive plan compensation, non-qualified deferred compensation earnings or any other form of compensation except for their salary.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2018, (i) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the Company’s Common Stock, (ii) by each of the named executive officers, (iii) by each of the Company’s directors, and (iv) by all directors and executive officers as a group.  The Company believes that the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.  Beneficial ownership representing less than one percent is denoted with an “*”.  The Company does not have an equity compensation plan.

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

The Company uses the services of ETICO, which acts as a broker for us in our purchase of coffees from Nicaragua, Guatemala, Rwanda, Uganda and certain Mexican green coffee beans. Nicholas Hoskyns, a director of the Company, is the managing director of ETICO.  At December 31, 2018, there was $53,327 payable to ETICO for coffee purchases. All amounts owed were current and were paid in accordance with our standard vendor payment policies. The relationship with ETICO is ongoing. There is no written agreement. While management believes there is no indication of any concern, the arrangement with ETICO could be cancelled at any time. The loss of the ETICO relationship could have an adverse effect on the Company’s business in the short term. Management believes they have other options that could be utilized in the event the ETICO relationship was terminated.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate accounting and audit fees billed to the Company for services rendered during the fiscal years ended December 31, 2018 and 2017 are set forth in the table below:

	2018	2017

Audit (1)	$52,000	$56,000
Audit-related (1)	0	0
Tax (2)	6,000	6,000

	$58,000	$62,000

(1)	Audit fees of $52,000 in 2018 were paid to Vavrinek, Trine, Day & Co., LLP (VTD), the principle Accountant for audit services .

(2)

Tax fees consist of fees billed for professional services rendered for tax compliance, tax planning and tax advice.  All fees were paid to VTD for 2018 and for 2017 respectively.   (3) All other fees consist of fees billed primarily for quarterly and annual compiled financial statements.

Pre-approval Policies and Procedures for Audit and Non-Audit Services.  As we do not have a standing audit committee, our Board of Directors performs the functions that may be delegated to an audit committee.  Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Company’s Board of Directors (in lieu of the audit committee) or unless the non-audit services meet certain de minimis standards.  On January 23, 2018, the Company retained the firm of Vavrinek, Trine, Day & Company; LLP (VTD) to audit the Company’s financial statements for the year ended December 31, 2017. In addition, on January 28, 2019. the Company retained VTD to audit the Company’s financials for the year ended December 31, 2018.

PART IV

ITEM 15.  EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this annual report:

Financial Statements

-	Report of Independent Registered Public Accounting Firm
-	Balance Sheets as of December 31, 2018 and 2017
-	Statements of Income and Retained Earnings for each of the years ended December 31, 2018 through 2017
-	Statements of Cash Flows for the years ended December 31, 2018 and 2017
-	Notes to Financial Statements

Financial Statement Schedules

Not Applicable

Exhibits

3.1	Restated Articles of Incorporation of the Company.****
3.2	Bylaws of the Company and amendments.****
3.2.1	Amendment No. 1 to Bylaws of the Company, dated June 3, 1996.++
10.4	Sample Coffee Purchase Agreement.
10.10	License Agreement between the Company and the American Birding Association, Inc. and amendment.>>
10.13	Lease agreement for the Company’s headquarters and manufacturing and storage facility dated November 1, 2005 and amendment.>>
14.1	Code of Ethics*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of President Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS##	XBRL Instance
101.SCH##	XBRL Taxonomy Extension Schema
101.CAL##	XBRL Taxonomy Extension Calculation
101.DEF##	XBRL Taxonomy Extension Definition
101.LAB##	XBRL Taxonomy Extension Labels
101.PRE##	XBRL Taxonomy Extension Presentation

##

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No 33-96070-LA).
++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended June 30, 1997.
+++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended September 30, 1998.
++++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended June 30, 2007.

*	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2003.
**	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2004.
***	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2005.
****	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2006.
*****	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2007.

>>	Incorporated by reference to the exhibits to the Company’s Form 10-K for the year ended December 31, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Thanksgiving Coffee Company, Inc.

Date: March 27, 2019	By:	/s/ Paul Katzeff
Name: Paul Katzeff
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Katzeff	Chairman of the Board, CEO	March 27, 2019
Paul Katzeff

/s/ Joan Katzeff	Secretary, Treasurer and Director, COO	March 27, 2019
Joan Katzeff

/s/ Nicholas Hoskyns	Director	March 27, 2019
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

For the year ended December 31, 2018 and 2017

Audited Financial Statements

For the Years Ended December 31, 2018 and 2017

                         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Thanksgiving Coffee Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Thanksgiving Coffee Company, Inc. (Company) as of year-end, December 31, 2018 and December 31, 2017, and the related statements of income and retained earnings, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of year-end, December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31,2018, in conformity with accounting principles generally accepted in the United States of America.

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

Palo Alto, California

March 27, 2019

Thanksgiving Coffee Company, Inc.

Balance Sheets

December 31:

	2018	2017
Assets
Current assets
Cash	$153,646	$160,392
Accounts receivable, net	218,789	229,877
Inventory	237,708	262,108
Prepaid and other current assets	90,431	57,780
Total current assets	700,574	710,157

Property and equipment
Property and equipment	1,470,182	1,474,406
Accumulated depreciation	(1,161,533)	(1,109,787)
Total property and equipment	308,649	364,619

Other assets
Deposits	4,168	3,112

Total other assets	4,168	3,112
Total assets	$1,013,391	$1,077,888

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$217,828	$213,942
Accrued liabilities	62,817	65,299
Current portion of long term debt	48,262	46,476
Total current liabilities	328,907	325,717

Long-term debt	84,564	114,229
Less current portion of long term debt	(48,262)	(46,476)
Total long-term debt	36,302	67,753

Total liabilities	365,209	393,470

Stockholders’ equity
Common stock, no par value, 1,960,000 shared authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Retained earnings (deficit)	(238,234)	(201,998)
Total stockholders’ equity	648,182	684,418
Total liabilities and stockholders’ equity	$1,013,391	$1,077,888

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Statements of Income and Retained Earnings

Years Ended December 31:

	2018	2017

Sales	3,226,269	$3,506,756

Cost of goods sold	1,859,691	2,037,846

Gross Profit	1,366,578	1,468,910

Operating Expenses	1,406,092	1,516,527

Operating profit (loss)	(39,514)	(47,617)

Other income (expense)
Interest income	82	1,297
Interest expense	(7,284)	(7,061)
Total other income (expense)	11,280	(24,656)
	4,078	(30,420)

Loss before income taxes	(35,436)	(78,037)

Provision for income taxes	(800)	(800)

Net Loss	(36,236)	(78,837)

Retained earnings, (deficit) beginning of year	(201,998)	(123,161)

Accumulated deficit, end of year	$(238,234)	$(201,998)

Earnings (loss) per share, basic and diluted	$(0.029)	$(0.064)

See accompanying notes and auditors’ report

Thanksgiving Coffee Company, Inc.

Statements of Cash Flow

For the Years Ended December 31:

	2018	2017
Cash flows from operating activities
Net Income (Loss)	$(36,236)	$(78,837)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation & Amortization	51,746	117,346
(Increase) decrease in:
Accounts receivable, net	11,088	9,861
Inventory	24,400	17,643
Prepaid and other assets	(32,651)	51,694
Deposits and other assets	(1,056)	9,130
Accounts payable	3,886	(72,910)
Accrued and other liabilities	(2,482)	(2,045)

Net cash provided by operating activities	18,695	51,882

Cash flows from investing activities
Purchases of property and equipment	4,224	(55,586)

Net cash provided by (used in) investing activities	4,224	(55,586)

Cash flows from financing activities
Increase in long-term debt	0	29,728
Principal payments on long-term debt	(29,665)	(16,068)
Net cash provided by (used in) financing activities	(29,665)	13,660

Net increase (decrease) in cash	(6,746)	10,456

Cash, beginning of year	160,392	149,936

Cash, end of year	$153,646	$160,392

Supplemental disclosure of cash flow information:
Interest paid	$7,284	$7,061
Income taxes paid	$800	$800

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

Concentration of Credit Risk

For the years ending December 31, 2018, and December 31, 2017, one customer accounted for 8% and 10%, respectively, of the Company’s revenue. The customer is a distributor of the Company’s product. The loss of this account could have an adverse impact on the Company.

As of December 31, 2018, no single customer accounted for more than 10% of the Company’s accounts receivable. As of December 31, 2017, one customer accounted for approximately 10% of the Company’s accounts receivable.

For the years ending December 31, 2018 and 2017, one vendor accounted for 54%, and 49%, respectively, of the Company’s green bean coffee purchases. See Note 6 to the financial statements. The loss of this vendor could have an adverse impact on the Company.

As of December 31, 2018, vendors A, B and C accounted for 25%, 19% and 9% of Company’s accounts payable. As of December 31, 2017, vendors A and B, accounted for 25% and 11% of the Company’s accounts payable.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

1.	Summary of Significant Accounting Policies (continued)

Accounts Receivable

The Company extends credit to customers in the normal course of business and performs ongoing credit evaluations of customers, maintaining allowances for potential credit losses which, when realized, have been within management’s expectations. Invoices are aged based on terms with the customer. The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. The allowance for doubtful accounts is based on historical information and recorded as a charge to operating expense. At December 31, 2018 and 2017 the Company’s allowance for doubtful accounts was $7,315, $6,239, respectively.

The bad debt-write-offs for the years ended December 31, 2018, 2017 were $1,162, $503 respectively.

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

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes; maintenance and repair costs are charged against operations as incurred. The estimated useful lives of the assets are as follows:

	Estimated Useful Lives (in years)
Automobiles		5
Equipment and fixtures	5	-	7
Office furniture and equipment	5	-	7
Leased equipment	5	-	12
Leasehold improvements	7	-	39

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

Advertising

Advertising costs are expensed as incurred. The advertising costs incurred for the years ended December 31, 2018, and 2017, were $8,579, $15,639, respectively.

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

The Company’s management has determined that no unrecognized tax benefits or liabilities were to be recognized or disclosed in the financial statements. The Company accrues interest and penalties associated with uncertain tax positions as a part of operating expenses. As of December 31, 2018, and December 31, 2017, there were no accrued interest or penalties associated with uncertain tax positions.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

2.	Inventory

Inventory consists of the following at December 31:

	2018	2017
Coffee:
Unroasted	$161,355	$166,865
Roasted	34,420	43,689
Tea	1,723	2,249

Packaging, supplies and other merchandise held for sale	40,210	49,305
Total inventory	$237,708	$262,108

3.	Property and Equipment

Property and equipment consist of the following as of December 31,

	2018	2017
Automobiles	$178,497	$178,497
Equipment and fixtures	490,430	517,526
Office furniture and equipment	148,693	145,089
Leased equipment	225,864	214,796
Leasehold improvements	366,698	358,498
Package design	41,000	41,000
Website	19,000	19,000
	1,470,182	1,474,406
Accumulated depreciation	(1,161,533)	(1,109,787)
Total property and equipment	$308,649	$364,619

Depreciation expense for the years ended December 31, 2018, and December 31, 2017 was $51,746 and $117,346, respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

5.	Long Term Debt

Long-term debt consists of the following at December 31:

	2018	2017
Long Term Debt

Savings Bank of Mendocino, payable in monthly installments of $518, interest at 4.24%, collateralized by a security interest of substantially all of the Company’s assets, final payment due on December 28, 2021.	$17,473	$22,816

Hansel Ford, payable in monthly installments of $385, including interest at .90%, collateralized by equipment, final payment due on March 14, 2019.	1,154	5,743

Hansel Ford, payable in monthly installments of $385, including interest at .90%, collateralized by equipment, final payment due on March 14, 2019.	1,154	5,743

Bank of the West, payable in monthly installments of $787.03, including interest at 9.234%, collateralized by equipment, final payment due January 1, 2021.	17,187	33,204

Bank of the West, payable in monthly installments of $1,465, including interest at 9.227%, collateralized by equipment, final payment due January 1, 2020.	18,058	24,665

Pawnee Leasing, payable in monthly installments of $528, including interest at 15.178%, collateralized by equipment, final payment due May 51, 2022.	16,810	-

Hansel Ford, payable in monthly installments of $806.38, including interest at 1.939%, collateralized by equipment, final payment due on April 10, 2020.	12,727	22,058
	84,564	114,229
Less current portion of long term debt	(48,262)	(46,476)
Total long term debt	$36,302	$67,753

Interest expense for the years ended December 31, 2018 and 2017, was $7,284, $7,061 respectively.

As of December 31, 2018, maturities of long-term debt obligations for each of the next four years as follows:

Years Ended December 31,
2019	$44,166
2020	25,214
2021	12,544
2022	2,640
Total of long term debt	$84,564

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

As of December 31, 2018, minimum future rental payments under non-cancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years Ended December 31,
2019	$103,200
2020	103,200
2021	103,200
2022	103,200
2023	103,200
2024 and thereafter	146,200
Total of long term lease	$662,200

The total rent payments made to its majority shareholders in connection with these related party transactions for the years ended December 31, 2018 and 2017, $103,200, and $103,200, respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

6.	Related Party Transactions (continued)

Contracts

The Company negotiates green bean purchase contracts from three cooperatives in Nicaragua. Ethical Trading and Investment Company of Nicaragua (“ETICO”) is the importer for the transaction. Nicholas Hoskyns, a Director of the Company, is the managing director at ETICO. At December 31, 2017, amounts owed to ETICO totaled $56,427. All amounts owed were current and were paid in accordance with our standard vendor payment policies. At December 31, 2018 there was $53,327 payable to ETICO for coffee purchases. The loss of the ETICO relationship could have an adverse effect on the Company’s business in the short term. Management believes other options are available that could be utilized in the event the ETICO relationship was terminated.

7.	Income Taxes

The provision for income taxes consist of the following for the year ended December 31:

	2018	2017
Current state provision (credit)	$800	$800
Deferred provision (credit)
Federal	-	-
State	-	-

Total deferred provision (credit)	-	-

Total provision (credit)	$800	$800

Deferred tax assets and liabilities consist of the following as of December 31:

	2018	2017
Net Operating Losses	$107,209	$103,725
Depreciation	(2,878)	(11,055)
Other	16,937	19,076
Subtotal	121,268	111,746
Valuation Allowance	(121,268)	(111,746)
Net deferred tax asset (liability)	$-	$-

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

7.	Income Taxes (continued)

A reconciliation of the Company’s actual effective tax rate to the federal statutory tax rate of 21% is as follows for the years ended December 31, 2018, and 2017:

	2018		2017
	Amount	%	Amount	%

Pre tax income (loss)	$(34,437)		$(78,037)

Federal tax (credit) net	(6,787)	-19.15%	(12,785)	-16%
State tax (credit)	(3,118)	-8.79%	(6,898)	-8.9%
Valuation allowance	10,705	30.20%	20,483	25.2%

	$800	0.4%	$800	.4%

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

The federal income tax returns of the for Company for 2017, 2016 and 2015 are subject to examination by the Internal Revenue Service, generally for three years after they were filed. California income tax returns for 2017, 2016, 2015 and 2014 are subject to examination by the Franchise Tax Board, generally for four years after they were filed.

As of December 31, 2018, the Company has federal and state NOL carryovers of approximately $420,409 and $194,448, respectively. If unused, the carryovers will begin to expire in 2034.

8.	Subsequent Events

The Company has evaluated all subsequent events through March 26, 2019, the date the financial statements were available to be issued and did not note any events that must be disclosed to keep the financial statements from being misleading.