Form 10-Q
period 2019-03-31
THANKSGIVING COFFEE CO INC
filed 2019-05-08
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Class	Outstanding at March 31, 2019
Common Equity, no par value	1,236,744 shares

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	tcci	none

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART 1. Financial Information

Item 1. Financial Statements

The financial statements included herein have been prepared by Thanksgiving Coffee Company, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2019 and December 31, 2018, and its results of operations for the three month periods ended March 31, 2019 and 2018 and its cash flows for the three month periods ended March 31, 2019 and 2018. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-K.

Thanksgiving Coffee Company, Inc.

Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited)	See Note 1
Assets
Current assets
Cash	$199,373	$153,646
Accounts receivable, net of allowance	281,982	218,789
Inventories	261,385	237,708
Prepaid expenses	99,304	90,431
Total current assets	842,044	700,574

Property and equipment
Property and equipment	1,467,060	1,470,182
Accumulated depreciation	(1,175,950)	(1,161,533)
Total property and equipment	291,110	308,649

Other assets
Deposits and other assets	5,986	4,168
Total other assets	5,986	4,168

Total assets	$1,139,140	$1,013,391

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited)	See Note 1
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$280,980	$217,828
Accued Liabilities	28,979	62,817
Current portion of long term debt	39,492	48,262
Total current liabilities	349,451	328,907

Long term debt
Long-term debt	71,573	84,564
Less current portion of long term debt	(39,492)	(48,262)
Total long term debt	32,081	36,302
Total liabilities	381,532	365,209

Shareholders' equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and oustanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(128,808)	(238,234)
Total shareholders' equity	757,608	648,182

Total liabilities and shareholders' equity	$1,139,140	$1,013,391

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Income and Retained Earnings
Unaudited

	For the Three Months
	Ended March 31,
	2019	2018
Income
Net sales	$1,092,135	$795,036
Cost of sales	594,372	483,078
Gross profit	497,763	311,958

Operating expenses
Selling, general and administrative expenses	367,653	365,490
Depreciation and amortization	18,262	21,382
Total operating expenses	385,915	386,872
Operating gain (loss)	111,848	(74,914)

Other income (expense)
Miscellaneous income	13	1,608
Interest expense	(1,636)	(1,638)
Total other income (expense)	(1,623)	(30)

Gain (loss) before income taxes	110,225	(74,944)
Income tax expense	(800)	-
Net income (loss)	$109,425	$(74,944)

Accumulated Deficit, beginning of the year	$(238,234)	$(201,998)

Accumulated Deficit, end of the year	$(128,809)	$(276,942)

Income (loss) per share (basic and diluted)	$0.09	$(0.06)

Weighted average number of shares	1,236,744	1,236,744

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows
Unaudited

	For the Three Months Ended
	March 31,
	2019	2018
Operating activities
Net Income (loss)	$109,425	$(74,944)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	18,262	21,382

(Increase) decrease in:
Accounts receivable	(63,193)	17,698
Inventories	(23,677)	37,982
Prepaid expenses	(8,873)	(24,138)
Deposits and other assets	(1,818)	(920)
Increase (decrease) in:
Accounts payable	63,152	(13,408)
Accrued liabilities	(33,838)	(21,398)
Net cash provided by (used in) operating activities	59,440	(57,746)

Investing activities
Purchases of property and equipment	(723)	(7,563)
Net cash (used in) investing activities	(723)	(7,563)

Financing activities
(Repayments) issuances of notes payable and capital leases	(12,991)	(11,383)
Net cash (used in) financing activities	(12,991)	(11,383)

Increase (decrease) in cash	45,726	(76,692)
Cash at beginning of period	153,646	160,392
Cash at end of period	$199,372	$83,700

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

March 31, 2019 and December 31, 2018

Cash paid for income taxes was $800 for the three months ending March 31, 2019.

1.     Basis of Presentation

The unaudited condensed financial statements in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies disclosed in the financial statements included in its 2018 Form 10-K filed with the Securities and Exchange Commission (SEC). It is suggested that these statements be read in conjunction with the December 31, 2018 audited financial statements and the accompanying notes on Form 10-K, as filed with the SEC.

The interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the full year.

Concentration of Risk

In the first quarter of fiscal 2019, one customer accounted for 38.10% of the Company’s revenue. The account has purchased from the Company since 1992. The account is a distributor of the Company’s product. This distributor had a set back in opening their new main café / roastery and Thanksgiving will continue to roast all their coffees until they are again operational. A loss of this account or any other large account, or a significant reduction in sales to any of the Company’s principal customers, could have an adverse impact on the Company.

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

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

March 31, 2019 and December 31, 2018

2.	Accounts Receivable

Accounts receivable consist of the following:

	3/31/2019	12/31/2018
Accounts receivable	$289,152	$226,104
Less: allowance for doubtful accounts	(7,170)	(7,315)
Net accounts receivable	$281,982	$218,789

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense (recovery) for the three months ended March 31, 2019 and 2018 was $924 and ($1,727) respectively.

As of March 31, 2019, accounts receivables from company A in the amount of $1,192 has been outstanding since February 2018, receivables from company B in the amount of $4,642 has been outstanding since October 2018 and accounts receivable from company C in the amount of $2,608 have been outstanding since December 2018. Because the Company has an on going business relationship with these companies it anticipates collecting the full amount.

3.	Inventories

Inventories consist of the following:

	3/31/2019	12/31/2018
Coffee
Unroasted	$165,398	$161,355
Roasted	56,620	34,420
Tea	1,788	1,723
Packaging, supplies and other merchandise held for sale	37,579	40,210
Total inventories	$261,385	$237,708

4.     Property and Equipment

Property and equipment consist of the following:

	3/31/2019	12/31/2018
Equipment	$485,052	$490,430
Furniture and fixtures	148,693	148,693
Leasehold improvements	368,955	366,698
Transportation equipment	178,496	178,497
Pacakge design	41,000	41,000
Capitalized website development costs	19,000	19,000
Property held under capital leases	225,864	225,864
Total property and equipment	1,467,060	1,470,182
Accumulated depreciation	(1,175,950)	(1,161,533)
Property and equipment, net	$291,110	$308,649

Depreciation expense for the three months ended March 31, 2019 and 2018 was $18,262 and $21,382 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

March 31, 2019 and December 31, 2018

5.      Long Term Debt (continued)

Capital Lease Obligations	3/31/2019	12/31/2018

Bank of the West payable in monthly installments of $787.03, including interest at 9.234% collateralized by equipment, final payment due on January 1, 2021.	$14,049	$17,187

Bank of the West payable in monthly installments of $1,465, including interest at 9.227%, colateralized by equipment, final payment due on January 1, 2020.	15,208	18,058

Hansel Ford, payable in monthly installments of $385, including interest at .90%, collateralized by equipment, final payment due on March 14, 2019.	-	1,154

Hansel Ford, payable in monthly installments of $385, including interest at .90%, collateralized by equipment, final payment due on March 14, 2019.	-	1,154

Savings Bank of Mendocino, payable in monthly installments of $518, interest at 4.24%, collateralized by a security interest of sustantially all of the Company's assets, final payment due on December 28, 2021.	16,099	17,473

Pawnee Leasing, payable monthly installments of $528, including interest at 15.178%, collateralized by equipment, final payment due May 31, 2022.	15,852	16,811

Hansel Ford, payable in monthly installments of $806.38, including interest at 1.939%, collateralized by equipment, final payment due on April 10, 2020.	10,365	12,727
	$71,573	$84,564
Less current portion	(39,492)	(48,262)
Long term portion of notes payable	$32,081	$36,302

Interest paid for the three months ended March 31, 2019 and 2018 was $1,636 and $1,659, respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

March 31, 2019 and December 31, 2018

As of March 31, 2019, maturities of notes payable and capital lease obligations for each of the next five years and in the aggregate were as follows:

Years Ending March 31,
2020	$39,492
2021	19,425
2022	12,656
$71,573

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

7.     Operating Leases

The Company leases some office equipment under non-cancelable operating leases with terms ranging from three to five years.

As of March 31, 2019, minimum annual lease payments due under these agreements for each of the next five years and in the aggregate were:

Years Ending March 31,
2020	8,631
2021	7,069
2022	6,767
2023	4,572
$27,039

Total operating lease payments for the three months ended March 31, 2019 and 2018 is $2171 and $2,340 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

March 31, 2019 and December 31, 2018

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

As of March 31, 2019, minimum future rental payments under non-cancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years ending March 31,
2020	$103,200
2021	103,200
2022	103,200
2023	103,200
2024	103,200
Thereafter	43,000
$559,000

9.      Related Party Transactions

As of March 31, 2019, the Company had green contracts with three cooperatives in Nicaragua. Ethical Trading and Investment Company of Nicaragua (ETICO) is the importer for the transactions. Nicholas Hoskyns, a Director of the Company, is the managing Director of ETICO. At March 31, 2019, amounts owed to ETICO totaled $45,588. All the amounts owed are current and were paid accordance with our standard vendor payment policies. The loss of the ETICO relationship could have an adverse effect on the Company’s business in the short term. Management believes other options are available that could be utilized in the event the ETICO relationship was terminated.

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

SUMMARY

Sales of the Company have eroded over the prior years due to declines in the direct distribution sales method of the Company’s business (i.e., delivery by company truck). Increased competition, customer attrition and customers roasting green beans for their own use have all had a negative impact on the Company’s sales. In the first quarter of this year the Company is experiencing an increase in sales because one of its distributors had a fire which curtailed what they could roast in house. In addition, the Company continues to try a number of strategies that may or may not prove effective in abating these declines. The Company has changed its method of distribution to rely less on direct distribution (with only three routes) and instead uses independent distributors or ships direct (via UPS or other common carrier). In addition, the Company is trying to focus increasing its on-line sales with a continued emphasis on its presence in social media, growing its email list and linking its search optimization. The effects of these changes on the Company’s sales will reduce distribution expenses. Because of the limited impact of these changes, as well as the increase in cost of sales and other factors noted herein, there can be no assurances that the Company will be profitable in any future period, and, as a consequence, the Company is considering various strategic alternatives.

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

Results of Operations

Three months ended March 31, 2019 versus March 31, 2018

	Increase (Decrease)	Percent Change

Net Sales	$297,099	37.4%
Cost of Sales	111,294	23.0%
Gross Margin%	185,805	59.6%

Selling, G&A Expense	2,163	0 .6%
Depreciation And Amortization	(3,120)	(14.6)%
Other	(1,593)	-
Net Gain/Loss	184,369	(246)%

Net sales for the three months ended March 31, 2019 were $1,092,135, up 37.4%, or over $297,099 when compared with net sales of $795,036 for the same period in fiscal 2018

Distribution revenues (e.g., revenues generated by the Company’s own truck distribution) were down $28,098 or (9.01%) for the three months ended March 31, 2019, when compared with distribution sales for the same period in 2018. The decline appears to be a result of slower volume for existing customers as no customers have been lost.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) increased $321,780, or 84.55% for the three months ended March 31, 2019 when compared to national sales for the same period in 2018. This increase reflects the increased sales from a distributor who suffered a major fire and was not able to fulfill all their orders for the cafes they own. Thanksgiving is roasting all their coffees and not a selected variety as in the past. This is a short term fix until they are again fully operational.

Mail order revenues (e.g., revenues generated from products sold directly to the consumer either through print media or the Internet) decreased $17,300 or (13.92%) for the three months ended March 31, 2019 when compared to mail order sales for the same period in 2018. The decrease in the mail order division was attributable to the increase in completion with other on line competitor’s.

Cost of sales for the three months ended March 31, 2019 were $594,372, up 23%, or $111,294 when compared to the cost of sales of $483,078 for the same period in 2018. The increase reflects the increase in sales in the first three months of 2019.

Gross margin percentage (gross profit as a percentage of net sales) for the three months ended March 31, 2019 was, up 59.6% when compared with the increased gross margin of 12.84% for the same period in 2018. Increased sales in the three months ended March 2019 resulted in an increase in gross margins amounts compared to the same period in 2018.

Consolidated selling, general and administrative expenses were $367,653 for the three months ended March 31, 2019, an increase of .6% when compared with the selling, general and administrative expenses of $365,490 for the same period in 2018. The increase was a result of lesser fees for the 2018 10K.

Depreciation and amortization expenses for the three months ended March 31, 2019 were $18,262, a (14.6) decrease, or nearly $(3,120) when compared to the depreciation expense of $21,382 for the same period in 2018. The decrease reflects the disposal of old equipment.

As a result of the foregoing factors, the Company recorded net income of $109,425 for the three months ended March 31, 2019, compared to a loss of ($74,944) for the same period in 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, the Company had working capital of $492,594 versus working capital of $371,667 as of December 31, 2018. The increase in working capital is due primarily to profitable results experienced in the quarter ended March 31, 2019.

Net cash provided by operating activities was $59,440 for the three months ended March 31, 2019 compared to net cash used in operating activities of ($57,746) during the same period in 2018. The increase in the net cash was due to the increase in net revenue.

Cash used in investing activities was ($723) for the three months ended March 31, 2019 compared to ($7,563) used in the same period in 2018.

Net cash used in financing activities for the three months ended March 31, 2019 was ($12,991) compared to net cash used in financing activities of ($11,383) during the same period in 2018. The cash used by financing activities was a result of paying existing debt.

At March 31, 2018, the Company had total borrowings of $71,573.

For long-term debt, see Note 7 of the Notes to Financial Statements. For operating leases, see Note 9 of the Notes to Financial Statements. For real estate leases, see Note 10 and Note 11 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Debt	$71,573	$39,492	$31,058	$1,023	$-

Operating Leases	27,039	8,631	13,836	4,572	-

Real Estate Leases	559,000	103,200	206,400	206,400	43,000

Total Cash Obligations	$657,612	$151,323	$251,294	$211,995	$43,000

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

SEASONALITY AND OTHER FACTORS AFFECTING PERFORMANCE

The Company’s business is seasonal in nature. The seasonal availability of green bean coffee in the first two quarters of the year and increased sales in the last quarter historically create a high use of cash and a build up in inventories in the first two quarters, with a corresponding decrease in inventory and increase in cash in the last quarter. In 2019 the Company continues to keep tight control on its inventory supply, resulting in less on hand in the first quarter of 2019.

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

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and President, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer, and the President concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s Disclosure controls over financial reporting during the first quarter of 2019 that have materially affected or are reasonably likely to affect the Company’s internal controls over financial reporting.

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

The Company’s coffee roasting facility is subject to state and local air-quality and emissions regulations. If the Company encounters difficulties in obtaining any necessary licenses or complying with these laws and regulations its ability to produce any of its roasted products would be severely limited. The Company believes it is in compliance in all material respects with all such laws and regulations and has obtained all material licenses that are required for the operation of its business. The Company is unaware of any environmental regulations that have or could have a material adverse effect on our operations.

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

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Paul Katzeff	Chief Executive Officer	May 8, 2019
Paul Katzeff

/s/ Joan Katzeff	President	May 8, 2019
Joan Katzeff