Form 10-Q/A
period 2019-03-31
THANKSGIVING COFFEE CO INC
filed 2019-12-05
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

On March 31, 2018 the registrant had 1,236,744 shares of Class A common stock, no par value per share, and 0 shares of Class B common stock, par value 0 per share, outstanding.

Class	Outstanding at March 23, 2019
Common Equity, no par value	1,236,744 shares

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	tcci	none

Amendment Change

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 as originally filed with the Securities and Exchange Commission on April 13, 2019 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,”. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We adopted ASU No. 2016-02—Leases (Topic 842), as amended, as of January 1, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification.

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

Thanksgiving Coffee Company, Inc.
Restated
Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited & Restated)	See Note 1
Assets
Current assets
Cash	$199,373	$153,646
Accounts receivable, net of allowance	281,982	218,789
Inventories	261,385	237,708
Prepaid expenses	99,304	90,431
Total current assets	842,044	700,574

Property and equipment
Property and equipment	1,467,060	1,470,182
Right of Use Lease Assets	627,790
Accumulated depreciation	(1,200,131)	(1,161,533)
Total property and equipment	894,719	308,649

Other assets
Deposits and other assets	5,986	4,168
Total other assets	5,986	4,168

Total assets	$1,742,749	$1,013,391

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.
Restated
Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited & Restated)	See Note 1
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$280,980	$217,828
Accued Liabilities	28,978	62,817
Current Operating Lease Liabilities	93,336
Current portion of long term debt	39,492	48,262
Total current liabilities	442,786	328,907

Long term debt
Long-term debt	71,572	84,564
Less current portion of long term debt	(39,492)	(48,262)
Noncurrent Operating Lease	510,275
Total long term debt	542,355	36,302
Total liabilities	985,141	365,209

Shareholders' equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and oustanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(128,808)	(238,234)
Total shareholders' equity	757,608	648,182

Total liabilities and shareholders' equity	$1,742,749	$1,013,391

 See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Income and Retained Earnings
Unaudited

	For the Three Months
	Ended March 31,
	2019	2018
Income
Net sales	$1,092,135	$795,036
Cost of sales	594,372	483,078
Gross profit	497,763	311,958

Operating expenses
Selling, general and administrative expenses	367,653	365,490
Depreciation and amortization	18,261	21,382
Total operating expenses	385,914	386,872
Operating gain (loss)	111,849	(74,914)

Other income (expense)
Miscellaneous income	13	1,608
Interest expense	(1,636)	(1,638)
Total other income (expense)	(1,623)	(30)

Gain (loss) before income taxes	110,226	(74,944)
Income tax expense	(800)	-
Net income (loss)	$109,426	$(74,944)

Accumulater Deficit, beginning of the year	$(238,234)	$(201,998)

Accumulated Deficit , end of the year	$(128,808)	$(276,942)

Income (loss) per share (basic and diluted)	$0.09	$(0.06)

Weighted average number of shares	1,236,744	1,236,744

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows
Unaudited

	For the Three Months Ended
	March 31,
	2019	2018
Operating activities
Net Income(loss)	$109,426	$(74,944)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	18,262	21,382

(Increase) decrease in:
Accounts receivable	(63,193)	17,698
Inventories	(23,677)	37,982
Prepaid expenses	(8,872)	(24,138)
Deposits and other assets	(1,818)	(920)
Increase (decrease) in:
Accounts payable	63,152	(13,408)
Accrued liabilities	(33,839)	(21,398)
Net cash provided by (used in) operating activities	59,441	(57,746)

Investing activities
Purchases of property and equipment	(723)	(7,563)
Net cash (used in) investing activities	(723)	(7,563)

Financing activities
(Repayments) issuances of notes payable and capital leases	(12,991)	(11,383)
Net cash (used in) financing activities	(12,991)	(11,383)

Increase (decrease) in cash	45,727	(76,692)
Cash at beginning of period	153,646	160,392
Cash at end of period	$199,373	$83,700

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,636	$1,638
Income taxes	$800	$-

Supplemental disclosure of non-cash investing and financing activities:
Non-cash additions to property and equipment	$623,945	$-

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

March 31, 2019 and December 31, 2018

1. Basis of Presentation

The unaudited condensed financial statements in this Form 10-QA have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QA and Article 10 of Regulation S-X.  The Company has continued to follow the accounting policies disclosed in the financial statements included in its 2018 Form 10-K filed with the Securities and Exchange Commission (SEC).  It is suggested that these statements be read in conjunction with the December 31, 2018 audited financial statements and the accompanying notes on Form 10-K, as filed with the SEC.

The interim financial information in this Form 10-QA reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods.  The results of operations for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the full year.

Concentration of Risk

In the first quarter of fiscal 2019, one customer accounted for 38.10% of the Company’s revenue. The account has purchased from the Company since 1992. The account is a distributor of the Company’s product. This distributor had a set back in opening their new main café / roaster and Thanksgiving will continue to roast all their coffees until they are again operational. A loss of this account or any other large account, or a significant reduction in sales to any of the Company’s principal customers, could have an adverse impact on the Company.

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

Revenue Recognition

In May 2014, the FASB issued accounting guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers under ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09“). ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. On August 12, 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,“ which defers the effective date of ASU 2014-09 by one year allowing early adoption as of the original effective date of January 1, 2017. The deferral results in the new accounting standard being effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. ASU 2014-09 is effective for the Company beginning January 1, 2019.

On January 1, 2019, the Company adopted ASU 2014-09, using the modified retrospective method for all contracts not completed as of the date of adoption. Adoption of ASU 2014-09 did not have a material effect on the results of operations, financial position or cash flows of the Company.

The Company’s accounting policy for revenue was updated as a result of the adoption of ASU 2014-09. The Company recognizes revenue in accordance with the five-step model as prescribed by ASU 2014-09 in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for the goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASU 2014-09, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize the revenue when (or as) the entity satisfies a performance obligation.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

March 31, 2019 and December 31, 2018

The Company has evaluated the provisions of ASU 2014-09 and assessed its impact on the Company’s financial statements, information systems, business processes, and financial statement disclosures. The Company has analyzed its revenue streams, performed detailed contract reviews for each stream, and evaluated the impact ASU 2014-09 will have on revenue recognition. The Company’s primary sources of revenue are sales of coffee and complementary products. The Company primarily recognizes revenue at point of sale or delivery and has determined that this will not change under the new standard. The adoption of ASU 2014-09 did not have a material effect on the results of operations, financial position or cash flows of the Company.

Leases

We adopted ASU No. 2016-02—Leases (Topic 842), as amended, as of January 1, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification.

In addition, we elected the hindsight practical expedient to determine the lease term for existing leases. In our application of hindsight, we evaluated the performance of the leased warehouse and office equipment, which resulted in the determination that most renewal options would not be reasonably certain in determining the expected lease term

Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $627,790 and $603,611 respectively, as of March 31, 2019. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was recorded as an adjustment to retained earnings. The standard did not materially impact our consolidated net earnings and had no impact on cash flows.

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

3.	Inventories

Inventories consist of the following:

	3/31/2019	12/31/2018
Coffee
Unroasted	$165,398	$161,355
Roasted	56,620	34,420
Tea	1,788	1,723
Packaging, supplies and other merchandise held for sale	37,579	40,210
Total inventories	$261,385	$237,708

4.	Property and Equipment

Property and equipment consist of the following:

Leasehold improvements	368,954	366,698
Transportation equipment	64,202	178,497
Right of use lease assets	627,790	-
Pacakge design	41,000	41,000
Capitalized website development costs	19,000	19,000
Property held under finance leases	340,159	225,864
Total property and equipment	2,094,851	1,470,182
Accumulated depreciation	(1,200,131)	(1,161,533)
Property and equipment, net	$894,720	$308,649

Depreciation expense for the three months ended March 31, 2019 and 2018 was $18,262 and $21,382 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

March 31, 2019 and December 31, 2018

5. Finance Lease and Operating Lease

ASU No. 2016-02, “Leases (Topic 842)” requires leases with durations greater than twelve months to be recognized on the balance sheet. We adopted the standard using the modified retrospective approach with an effective date as of the beginning of our fiscal year, January 1, 2019. Prior year financial statements were not recast under the new standard, and, therefore, those amounts are not presented below.

We lease a warehouse, heavy machinery, and office equipment under finance and operating leases. As of March 31, 2019, we had two operating and five finance leases with remaining terms ranging from less than one year to six years. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the term. Some of our leases include renewal options that are factored into our determination of lease payments when appropriate. We did not separate lease and non-lease components of contracts for any asset class.

None of our leases require us to provide a residual value guarantee. When available, we use the rate implicit in the lease to discount lease payments to present value; however some of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Lease Position as of March 31, 2019

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	Classification on the Balance Sheet	March 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	603,611
Finance lease assets	Property and equipment, net	71,572
Total lease assets		675,183
Liabilities
Current
Operating	Current maturities of operating leases	93,336
Finance	Current maturities of finance leases	39,492
Noncurrent
Operating	Noncurrent operating leases	510,275
Finance	Long-term finance leases	32,080
Total lease liabilities		675,183
Weighted-average remaining lease term
Operating leases (in years)		4.88
Finance leases (in years)		1.86
Weighted-average discount rate
Operating leases		2.52%
Finance leases		7.96%

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

March 31, 2019 and December 31, 2018

Lease Costs

The table below presents certain information related to the lease costs for finance and operating leases during Q1 2019.

Quarter Ended March 31, 2019
Finance lease cost:	$12,314
Amortization of assets	$10,682
Interest on lease liabilities	$1,632
Operating lease cost:	$26,921
Short-term lease cost	$0
Variable lease cost	$0
Total lease cost	$39,235

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

March 31, 2019 and December 31, 2018

Other Information

The table below presents supplemental cash flow information related to leases through Q1 2019.

Cash paid for amounts included in the measurement of lease liabilities:	Quarter Ended March 31, 2019
Operating cash flows for operating leases	$26,921
Operating cash flows for finance leases	$1,632

Financing cash flows for finance leases	$10,682

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet.

	Operating Leases	Finance Leases
2019	80,880	36,949
2020	107,685	26,690
2021	107,685	12,555
2022	106,939	2,633
2023	103,200	-
2024	103,200	-
Thereafter	43,000	-
Total minimum lease payments	652,589	78,827
Less: amount of lease payments representing interest	(48,978)	(7,253)
Present value of future minimum lease payments	603,611	71,572

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

9. Related Party Transactions

As of March 31, 2019, the Company had green contracts with three cooperatives in Nicaragua. Ethical Trading and Investment Company of Nicaragua (ETICO) is the importer for the transactions. Nicholas Hoskyns, a Director of the Company, is the managing Director of ETICO. At March 31, 2019, amounts owed to ETICO totaled $45,588 and in 2018 was $26,929. In the first three months of March 31, 2019 and 2018 we have paid $148,105 and $194,226 respectively. All the amounts owed are current and were paid accordance with our standard vendor payment policies. The loss of the ETICO relationship could have an adverse effect on the Company’s business in the short term. Management believes other options are available that could be utilized in the event the ETICO relationship was terminated.

10. Disclosure

During 2019, The Company determined that the Application of ASC 842 had not been accounted for in accordance with U.S. GAAP. This error was discovered after the issuance of the 2019 March 31st Quarterly Financial Statements. The Company has restated its Balance Sheet, Statements of Operations, Statements of Cash Flows, and Notes to Financial Statements for the Quarter ended March 31, 2019.

	2019
	As Previously Reported	As Restated
At March 31 2019:
Right of Use Lease Assets	$-	$627,790
Accumulated Depreciation	(1,175,950)	(1,200,131)
Current Operating Lease Liabilities	-	93,336
Noncurrent Operating Lease	-	510,275
For the Three Months Ended March 31:
Supplemental Disclosure of non-cash investing and financing activities:
Non-cash additions to property and equipment	-	623,945

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-QA contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. In some cases, forward-looking statements may be identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These statements relate to, among other things, possible expansions into new and existing markets and trends in the operations of Thanksgiving Coffee Company, Inc. (“the Company”). Any forward-looking statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. These various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green beans, continuing competition within the Company’s businesses, variances from budgeted sales mix and growth rate, consumer acceptance of the Company’s products, inability to secure adequate capital to fund its operating expenses and working capital requirements, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement the Company’s sales goals, natural disasters, civil unrest in countries which produce coffee and tea, weather and other risks identified herein. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this Quarterly Report on Form 10-Q. The Company’s forward-looking statements should also be considered in light of its reviewed financial statements, related notes and the other financial information appearing elsewhere in this report and in its other filings with the Securities and Exchange Commission. As a result of these risks and uncertainties, the Company’s actual results may differ materially and adversely from those expressed in any forward-looking statements. The Company assumes no obligation to update any forward-looking statements.

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

Results of Operations

Three months ended March 31, 2019 versus March 31, 2018

	Increase (Decrease)	Percent Change

Net Sales	$297,099	37.4%
Cost of Sales	111,294	23.0%
Gross Margin%	185,805	59.6%

Selling, G&A Expense	2,163	0 .6%
Depreciation And Amortization	(3,120)	(14.6%)
Other	(1,593)	5,310%
Net Gain/Loss	184,369	(246%)

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

Mail order revenues (e.g., revenues generated from products sold directly to the consumer either through print media or the Internet) decreased $17,300 or (13.92%) for the three months ended March 31, 2019 when compared to mail order sales for the same period in 2018. The decrease in the mail order division was attributable to the increase in completion with other on line competitors.

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

Consolidated selling, general and administrative expenses were $367,653 for the three months ended March 31, 2019, an increase of 0.6% when compared with the selling, general and administrative expenses of $365,490 for the same period in 2018. The increase was a result of reduced audit fees in 2018.

Depreciation and amortization expenses for the three months ended March 31, 2019 were $18,262, a (14.6%) decrease, or nearly ($3,120) when compared to the depreciation expense of $21,382 for the same period in 2018. The decrease reflects the disposal of old equipment.

As a result of the foregoing factors, the Company recorded net income of $109,425 for the three months ended March 31, 2019, compared to a loss of ($74,944) for the same period in 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, the Company had working capital of $399,258 versus working capital of $371,667 as of December 31, 2018. The increase in working capital is due primarily profitable results experienced in the quarter ended March 31, 2019.

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

At March 31, 2018, the Company had total borrowings of $71,572.

For long-term debt, see Note 7 of the Notes to Financial Statements. For operating leases, see Note 9 of the Notes to Financial Statements. For real estate leases, see Note 10 and Note 11 of the Notes to Financial Statements.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Debt	$71,573	$39,948	$34,625	$-	$-

Operating Leases	15,361	3,369	11,992	-	-

Real Estate Leases	636,400	77,400	309,600	206,400	43,000

Total Cash Obligations	$723,334	$120,717	$356,217	$206,400	$43,000

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and President, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under the Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and President concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2018.

Management has identified the following material weakness in our internal control over financial reporting:

●

Application of New Accounting Standards – we did not have appropriate controls in place to ensure proper and timely implementation of new accounting standards; specifically with respect to the adoption of ASC 842 – Leases.

Notwithstanding the existence of these material weaknesses in our internal controls, we believe that our consolidated financial statements fairly present, in all material respects, our balance sheets at March 31, 2019 and our statements of operations, stockholders’ deficit and cash flows for the years ended March 31, 2019 in conformity with GAAP.

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

– None –

ITEM 5. OTHER INFORMATION

– None –

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Financial Statement Schedules

Not Applicable

Exhibits

3.1	Restated Articles of Incorporation of the Company.****
3.2	Bylaws of the Company and amendments.****
10.4	Sample Coffee Purchase Agreement.**
10.10	License Agreement between the Company and the American Birding Association, Inc. and amendment.**
10.13	Lease agreement for the Company’s headquarters and manufacturing and storage facility dated November 1, 2005 and amendment.**
14.1	Code of Ethics***
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*
31.2	Certification of President Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
**	Incorporated by reference to the exhibits to the Company’s Form 10-K for the year ended December 31, 2018.
***	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2003.
****	Incorporated by reference to the exhibits to the Company’s Form 10-Q for the quarter ended March 31, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this Quarterly Report to be signed on it’s behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Paul Katzeff	Chief Executive Officer	December 5, 2019
Paul Katzeff

/s/ Joan Katzeff	President	December 5, 2019
Joan Katzeff