Form 10-Q
period 2019-06-30
THANKSGIVING COFFEE CO INC
filed 2019-12-12
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

On June 30, 2019 the registrant had 1,236,744 shares of Class A common stock, no par value per share, and 0 shares of Class B common stock, par value 0 per share, outstanding.

Class	Outstanding at June 30, 2019
Common Equity, no par value	1,236,744 shares

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	tcci	none

FORM 10-Q

PART 1. Financial Information

Item 1. Financial Statements

The financial statements included herein have been prepared by Thanksgiving Coffee Company, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2019 and December 31, 2018, and its results of operations for the three and six month periods ended June 30, 2019 and June 30, 2018 and its cash flows for the six month periods ended June 30, 2019 and June 30, 2018. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-K.

Thanksgiving Coffee Company, Inc.

Balance Sheets

	June 30,	December 31,
	2019	2018
	(Unaudited)	See Note 1
Assets
Current assets
Cash	$380,272	$153,646
Accounts receivable, net of allowance	257,462	218,789
Inventories	249,054	237,708
Prepaid expenses	70,915	90,431
Total current assets	957,703	700,574

Property and equipment
Property and equipment	1,486,895	1,470,182
Right of Use	639,094	-
Accumulated depreciation	(1,242,935)	(1,161,533)
Total property and equipment	883,054	308,649

Other assets
Deposits and other assets	14,168	4,168
Total other assets	14,168	4,168

Total assets	$1,854,925	$1,013,391

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Balance Sheets

	June 30,	December 31,
	2019	2018
	(Unaudited)	See Note 1
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$221,727	$217,828
Accrued Liabilities	68,283	62,817
Current Operating Lease Liabilities	95,990
Current portion of long term debt	36,597	48,262
Total current liabilities	422,597	328,907

Long term debt
Long-term debt	60,692	84,564
Less current portion of long term debt	(36,597)	(48,262)
Operating Lease	495,228	-
Total long term debt	519,323	36,302
Total liabilities	941,920	365,209

Shareholders' equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Retaine earnings (deficit)	26,589	(238,234)
Total shareholders' equity	913,005	648,182

Total liabilities and shareholders' equity	$1,854,925	$1,013,391

See accompanying notes to financial statements

Thanksgiving Coffee Company, Inc.

Statements of Operations
Unaudited

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Income
Net sales	$1,161,644	$818,755	$2,253,779	$1,613,791
Cost of sales	641,348	454,435	1,235,720	937,512
Gross profit	520,296	364,320	1,018,059	676,279

Operating expenses
Selling, general and administrative expenses	347,206	318,373	714,859	683,864
Depreciation and amortization	16,409	25,886	34,671	47,268
Total operating expenses	363,615	344,259	749,530	731,132
Operating profit/ (loss)	156,681	20,061	268,529	(54,853)

Other Expense
Interest expense	(1,433)	(1,745)	(3,069)	(3,404)
Miscellaneous expense	186	(1,562)	199	67
Total other income (expense)	(1,247)	(3,307)	(2,870)	(3,337)

Profit/ (loss) before income taxes	155,434	16,754	265,659	(58,190)
Income tax expense	(37)	(800)	(837)	(800)
Net profit/ (loss)	$155,397	$15,954	$264,822	$(58,990)

Profit/ (loss) per share (basic and dilutive)	$0.126	$0.013	$0.214	$(0.048)

Weighted average number of shares	1,236,744	1,236,744	1,236,744	1,236,744

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows
Unaudited

	For the Six Months
	June 30,
	2019	2018
Operating activities
Net Income (loss)	$264,822	$(58,990)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	34,671	47,268

(Increase) decrease in:
Accounts receivable	(38,673)	12,344
Inventories	(11,346)	61,136
Prepaid expenses	19,516	(23,195)
Deposits and other assets	(10,000)	(1,056)
Increase (decrease) in:
Accounts payable	3,899	(43,429)
Accrued liabilities	5,466	(1,729)
Net cash provided by (used in) operating activities	268,355	(7,651)

Investing activities
Purchases of property and equipment	(723)	(20,808)
Net cash (used in) investing activities	(723)	(20,808)

Financing activities
(Repayments) issuances of notes payable and capital leases	(41,006)	(4,298)
Net cash (used in) financing activities	(41,006)	(4,298)

Increase (decrease) in cash	226,626	(32,757)
Cash at beginning of period	153,646	160,392
Cash at end of period	$380,272	$127,635

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,069	$3,404
Income taxes	$837	$800

Supplemental disclosure of non-cash investing and financing activities:
Non-cash additions to property and equipment	$652,306	$-

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

June 30, 2019 and December 31, 2018

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

The interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of results to be expected for the full year.

Concentration of Risk

In the second quarter of fiscal 2019, one customer accounted for 39.08% of the Company’s revenue. The first six months of June 30, 2019 one customer accounted for 39.05%. The account has purchased from the Company since 1992 and is a distributor of the Company’s product. This distributor had a set back in opening in their new main café/roaster and Thanksgiving continues to roast all their coffees until they are operational again. A loss of this account or any other large account, or a significant reduction in sales to any of the Company’s principal customers, could have an adverse impact on the Company.

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

The Company’s accounting policy for revenue was updated as a result of the adoption of ASU 2014-09. The Company recognizes revenue in accordance with the five-step model as prescribed by ASU 2014-09 in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange fro the goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASU 2014-09, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize the revenue when (or as) the entity satisfies a performance obligation.

In May 2014, the FASB issued accounting guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers under ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09“). ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. On August 12, 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,“ which defers the effective date of ASU 2014-09 by one year allowing early adoption as of the original effective date of January 1, 2017. The deferral results in the new accounting standard being effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. ASU 2014-09 is effective for the Company beginning January 1, 2019. We adopted ASU No. 2016-02—Leases (Topic 842), as amended, as of January 01, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification.

The Company has evaluated the provisions of ASU 2014-09 and assessed its impact on the Company’s financial statements, information systems, business processes, and financial statement disclosures. The Company has analyzed its revenue streams and evaluated the impact ASU 2014-09 will have on revenue recognition. The Company primarily recognizes revenue at point of sale or delivery and has determined that this will not change under the new standard. The adoption of ASU 2014-09 will not have a material effect on the results of operations, financial position or cash flows of the Company.

The Company’s primary source of revenue is sales of coffee and complementary products. The Company recognizes revenue when control of the promised good or service is transferred to the ASC 840 footnotes are under item 7 and 8. ASC 842 footnotes appear under item 2. There have been no other changes in the Company’s Disclosure controls over financial reporting during the six months of 2019 that have materially affected or are reasonably likely to affect the Company’s internal controls over financial reporting.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

June 30, 2019 and December 31, 2018

2.	Accounts Receivable

Accounts receivable consist of the following:

	6/30/2019	12/31/2018
Accounts receivable	$262,652	$226,104
Less: allowance for doubtful accounts	(5,190)	(7,315)
Net accounts receivable	$257,462	$218,789

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense (recovery) for the six months ended June 30, 2019 and 2018 was $6,130 and $316 respectively.

As of June 30, 2019 we wrote off receivables from company A in the amount of $1,192 and company B in the amount of $4,642. Because the company has an on going business relationship with company C we anticipates collecting the full amount.

3.	Inventories

Inventories consist of the following:

	6/30/2019	12/31/2018
Coffee
Unroasted	$146,670	$161,355
Roasted	57,301	34,420
Tea	2,408	1,723
Packaging, supplies and other merchandise held for sale	42,675	40,210
Total inventories	$249,054	$237,708

4.	Property and Equipment

Property and equipment consist of the following:

	6/30/2019	12/31/2018
Furniture and fixtures	148,693	148,693
Leasehold improvements	368,954	366,698
Transportation equipment	64,202	178,497
Right of Use	639,094	-
Finance Lease Asset	241,113	-
Pacakge design	41,000	41,000
Capitalized website development costs	19,000	19,000
Property held under capital leases	99,046	225,864
Total property and equipment	2,125,989	1,470,182
Accumulated depreciation	(1,242,935)	(1,161,533)
Property and equipment, net	$883,054	$308,649

Depreciation expense for the six months ended June 30, 2019 and 2018 was $34,671 and $47,268 respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

June 30, 2019 and December 31, 2018

5. Finance Lease and Operating Lease

We applied the hindsight practical expedient for measurement of lease assets and liabilities, and associated leasehold improvement assets, in our adoption of ASU No. 2016-02—Leases (Topic 842), which required judgment, to determine the reasonably certain lease term for existing leases in transition to the new standard. Operating lease assets and liabilities was $591,218 at June 30, 2019. Finance lease assets and liabilities was $60,692 at June 30, 2019.

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

In addition, we elected the hindsight practical expedient to determine the lease term for existing leases. In our application of hindsight, we evaluated the performance of the leased warehouse and office equipment, which resulted in the determination that most renewal options would not be reasonably certain in determining the expected lease term

Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $2,063,211 and $969,442 respectively, as of June 30, 2019. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was recorded as an adjustment to retained earnings. The standard did not materially impact our consolidated net earnings and had no impact on cash flows.

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

We lease a warehouse, heavy machinery, and office equipment under finance and operating leases. As of June 30, 2019, we had three operating and five finance leases with remaining terms ranging from less than one year to six years. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the term. Some of our leases include renewal options that are factored into our determination of lease payments when appropriate. We did not separate lease and non-lease components of contracts for any asset class.

None of our leases require us to provide a residual value guarantee. When available, we use the rate implicit in the lease to discount lease payments to present value; however some of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

June 30, 2019 and December 31, 2018

Lease Position as of June 30, 2019

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	Classification on the Balance Sheet	June 30, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	591,218
Finance lease assets	Property and equipment, net	60,692
Total lease assets		651,910
Liabilities
Current
Operating	Current maturities of operating leases	95,990
Finance	Current maturities of finance leases	36,597
Noncurrent
Operating	Noncurrent operating leases	495,228
Finance	Long-term finance leases	24,095
Total lease liabilities		651,910
Weighted-average remaining lease term
Operating leases (in years)		4.76
Finance leases (in years)		1.61
Weighted-average discount rate
Operating leases		2.45%
Finance leases		7.96%

Lease Costs

The table below presents certain information related to the lease costs for finance and operating leases during Q1 – Q2 2019.

Quarter Ended June 30, 2019
Finance lease cost:	$24,632
Amortization of assets	$21,563
Interest on lease liabilities	$3,069
Operating lease cost:	$54,104
Short-term lease cost	$840
Variable lease cost	$0
Total lease cost	$79,576

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

June 30, 2019 and December 31, 2018

Other Information

The table below presents supplemental cash flow information related to leases through Q2 2019.

Cash paid for amounts included in the measurement of lease liabilities:	Quarter Ended June 30, 2019
Operating cash flows for operating leases	$54,104
Operating cash flows for finance leases	$3,069

Financing cash flows for finance leases	$21,563

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet.

	Operating Leases	Finance Leases
2019	54,984	24,628
2020	109,968	26,690
2021	109,968	12,555
2022	109,221	2,633
2023	105,544	0
2024	104,342	-
Thereafter	43,000	-
Total minimum lease payments	637,027	66,506
Less: amount of lease payments representing interest	(45,809)	(5,814)
Present value of future minimum lease payments	591,218	60,692
Less: current obligations under leases	(95,990)	(36,597)
Long-term lease obligations	495,228	24,095

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

June 30, 2019 and December 31, 2018

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

7. Related Party Transactions

As of June 30, 2019, the Company has green contracts with three cooperatives in Nicaragua, Guatemala and Uganda. Ethical Trading and Investment Company of Nicaragua (ETICO) is the importer for the transactions. Nicholas Hoskyns, a director of the company, is the managing director of ETICO. At June 30, 2019, amounts owed to ETICO totaled $31,452. For the first six months ended June 30, 2019 and 2018 we have paid $290,930 and $313,800 respectively. All the amounts owed are current and were paid in accordance with our standard vendor payment policies. The loss of the ETICO relationship could have an adverse effect on the Company’s business in the short term. Management believes other options are available that could be utilized in the event the ETICO relationship was terminated.

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

SUMMARY

Sales of the Company have eroded over the prior years due to declines in the direct distribution sales method of the Company’s business (i.e., delivery by company truck). Increased competition, customer attrition and customers roasting green beans for their own use have all had a negative impact on the Company’s sales. In the first quarter and second quarter of this year the Company is experiencing an increase in sales because one of its distributors had a fire which curtailed what they could roast in house. In addition, the Company continues to try a number of strategies that may or may not prove effective in abating these declines. The Company has changed its method of distribution to rely less on direct distribution (with only three routes) and instead uses independent distributors or ships direct (via UPS or other common carrier). In addition, the Company is trying to focus increasing its on-line sales with a continued emphasis on its presence in social media, growing its email list and linking its search optimization. The effects of these changes on the Company’s sales will reduce distribution expenses. Because of the limited impact of these changes, as well as the increase in cost of sales and other factors noted herein, there can be no assurances that the Company will be profitable in any future period, and, as a consequence, the Company is considering various strategic alternatives.

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

Results of Operations

Six months ended June 30, 2019 versus June 30, 2018

	Increase (Decrease)	Percent Change

Net Sales	$639,988	39.7%
Cost of Sales	298,208	31.8%
Gross Margin%	341,780	50.5%

Selling, G&A Expense	30,995	4.5%
Depreciation and Amortization	-12,597	(26.7%)
Other	467	(14%)
Net Income	323,812	(549%)

Net sales for the six months ended June 30, 2019 were $2,253,779 up 39.7%, or over $639,988 when compared with net sales of $1,613,791 for the same period in fiscal 2018.

Distribution revenues (e.g., revenues generated by the Company’s own truck distribution) were down $47,523 or (7.47%) for the six months ended June 30, 2019, when compared with distribution sales for the same period in 2018. The decline appears to be a result of slower volume for existing customers as no customer have been lost.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were up $82,910 or 25.44% for the six months ended June 30, 2019 when compared to national sales for the same period in 2018. The increase reflects the increased sales from a distributor who suffered a major fire and was not able to fulfill all their orders for the cafes they own. Thanksgiving is roasting all of their coffees and not a selected variety as in the past. This is a short term fix and they will be fully operational in the upcoming quarter.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) decreased $1,009, or 3.25% for the six months ended June 30, 2019 when compared to mail order sales for the same period in 2018. The decrease is attributable to the increase in competition with other on line competitors.

Cost of sales for the six months ended June 30, 2019 were $1,235,720, up 31.8%, or $298,208 when compared with the cost of sales of $937,507 for the same period in 2018. The increase reflects the increase in the overall sales in the six months of 2019.

Gross margin percentage (gross profit as a percentage of net sales) for the six months ended June 30, 2019 was 45.17% percentage points when compared with the gross margin of 41.9% for the same period in 2018.

Consolidated selling, general and administrative expenses were $714,859 for the six months ended June 30, 2019, an increase of 4.5% when compared with the selling, general and administrative expenses of $683,864 for the same period in 2018. The increase was a result of increase in freight, printing and auto expenses.

Depreciation and amortization expenses for the six months ended June 30, 2019 were $34,671, a (26.7%) decrease, or nearly ($12,597) when compared to depreciation expense of $47,268 for the same period in 2018. The decrease reflects the disposal of old equipment.

As a result of the foregoing factors, the Company had a net income of $264,822 for the six months ended June 30, 2019, compared to a loss of $58,990 for the same period in 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, the Company had working capital of $631,096 versus working capital of $371,667 as of December 31, 2018. The increase in working capital is due primarily to profitable results experienced in the quarter ended June 30, 2019.

Net cash provided by operating activities was $268,335 for the six months ended June 30, 2019 compared to net cash used by activities of $7,651 during the same period in 2018. The increase in cash was due to a temporary increase in roasting for one distributor.

Cash used in investing activities was ($723) for the six months ended June 30, 2019 compared to ($20,808) used in the same period in 2018. Net cash used in financing activities for the six months ended June 30, 2019 was ($41,006) compared to net cash used in financing activities of ($4,298) during the same period in 2018. The cash used by financing activities was a result of paying existing debt.

At June 30, 2019, the Company had total borrowings of $60,692.

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Finance Leases	$60,693	36,597	24,096	0	$-

Operating Leases	33,837	8,534	14,746	10,557	-

Real Estate Leases	610,600	103,200	283,800	206,400	17,200

Total Cash Obligations	$705,130	$148,331	$322,642	$216,957	$17,200

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

SEASONALITY AND OTHER FACTORS AFFECTING PERFORMANCE

The Company’s business is seasonal in nature. The seasonal availability of green bean coffee in the first two quarters of the year and increased sales in the last quarter historically create a high use of cash and a build up in inventories in the first two quarters, with a corresponding decrease in inventory and increase in cash in the last quarter. In 2018 the Company has been keeping a tighter control on its inventory supply, resulting in fewer inventory supplies on hand. In the first quarter of 2019, similar controls continue.

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

Notwithstanding the existence of these material weaknesses in our internal controls, we believe that our consolidated financial statements fairly present, in all material respects, our balance sheets at June 30, 2019 and our statements of operations, stockholders’ deficit and cash flows for the years ended June 30, 2019 in conformity with GAAP.

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

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Paul Katzeff	Chief Executive Officer	December 12, 2019
Paul Katzeff

/s/ Joan Katzeff	President	December 12, 2019
Joan Katzeff