Form 10-Q
period 2019-09-30
THANKSGIVING COFFEE CO INC
filed 2020-08-19
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Yes ☐  No  ☒

There currently does not exist a public trading market for the registrant’s common stock. Over the years, there have been isolated and sporadic privately negotiated transactions in the Company’s shares.  See “Part II, Item 5, and Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”  The Company is not aware of any privately negotiated transactions of the Company’s stock since 2008. The Company is unable to determine the current market value of the common equity held by non-affiliates, as no reliable secondary trading price exists.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

On September 30, 2019 the registrant had 1,236,744 shares of common stock, no par value per share, outstanding.

Class	Outstanding at September 30, 2019
Common Equity, no par value	1,236,744 shares

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	tcci	none

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Condensed Balance Sheets as of September 30, 2019 and December 31, 2018 (unaudited).	4

	Condensed Statements of Operations for the nine months and three months ended September 30, 2019 and September 30, 2018 (unaudited)	6

	Condensed Statement of Changes in Accumulated Deficit for the nine months and the three months ended September 30, 2019 and September 30, 2018 (unaudited).	7

	Condensed Statements of Cash Flows for the nine months ended September 30, 2019 and September 30, 2018 (unaudited)	8

	Notes to Condensed Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II – OTHER INFORMATION

PART 1. Financial Information

Item 1. Financial Statements

The condensed financial statements included herein have been prepared by Thanksgiving Coffee Company, Inc. (the Company, or we) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2019 and December 31, 2018, and its results of operations for the three and nine month periods ended September 30, 2019 and September 30, 2018 and its cash flows for the nine month periods ended September 30, 2019 and September 30, 2018. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying condensed financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-K.

Thanksgiving Coffee Company, Inc.

Condensed Balance Sheets
Unaudited

	September 30,	December 31,
	2019	2018
		See Note 1
Assets
Current assets
Cash	$326,704	$153,646
Accounts receivable, net of allowance	245,318	218,789
Inventories	269,177	237,708
Prepaid expenses	70,613	90,431
Total current assets	911,812	700,574

Property and equipment, net	275,463	308,649
Right of use leased assets	567,564	-
Total property, equipment, and other	843,027	308,649

Other assets
Deposits and other assets	7,076	4,168

Total assets	$1,761,915	$1,013,391

See accompanying notes to condensed financial statements

Thanksgiving Coffee Company, Inc.

Condensed Balance Sheets
Unadudited

	September 30,	December 31,
	2019	2018
		See Note 1
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$189,370	$217,828
Accrued liabilities	59,336	62,817
Current portion of operating lease liabilities	96,604	-
Current portion of long term debt	32,640	48,262
Total current liabilities	377,950	328,907

Long term liabilities
Long-term debt	28,704	36,302
Noncurrent operating lease liabilities	470,960	-
Total long term debt	499,664	36,302
Total liabilities	877,614	365,209

Shareholders' equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Accumulated deficit	(2,115)	(238,234)
Total shareholders' equity	884,301	648,182

Total liabilities and shareholders' equity	$1,761,915	$1,013,391

See accompanying notes to condensed financial statements

Thanksgiving Coffee Company, Inc.

Condensed Statements of Operations
Unaudited

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Income
Net sales	$866,775	$800,149	$3,120,554	$2,413,940
Cost of sales	514,016	447,840	1,749,736	1,385,347
Gross profit	352,759	352,309	1,370,818	1,028,593

Operating expenses
Selling, general, and administrative expenses	329,120	323,384	1,044,169	1,007,248
Depreciation and amortization	16,962	19,571	51,633	66,839
Total operating expenses	346,082	342,955	1,095,802	1,074,087
Operating profit (loss)	6,677	9,354	275,016	(45,494)

Other Income
Interest expense	(1,407)	(2,040)	(4,476)	(5,444)
Other expense, net	(24,227)	11,463	(24,028)	11,530
Total other income (expense), net	(25,634)	9,423	(28,504)	6,086

Income/(loss) before income taxes	(18,957)	18,777	246,512	(39,408)
Income tax expense	(9,557)	0	(10,393)	(800)
Net Income/ (loss)	$(28,514)	$18,777	$236,119	$(40,208)

Earnings/ (loss) per share (basic and dilutive)	$(0.023)	$0.015	$0.191	$(0.033)

Weighted average number of shares	1,236,744	1,236,744	1,236,744	1,236,744

See accompanying notes to condensed financial statements

Thanksgiving Coffee Company, Inc.

Condensed Statements of Accumulated Deficit
Unaudited

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

Retained earnings/Accumulated deficit, beginning of the period	$26,399	$(260,975)	$(238,234)	$(201,990)

Net income/ (loss)	(28,514)	18,777	236,119	(40,208)

Accumulated deficit, end of period	$(2,115)	$(242,198)	$(2,115)	$(242,198)

See accompanying notes to condensed financial statements

Thanksgiving Coffee Company, Inc.

Condensed Statements of Cash Flows
Unaudited

	For the Nine Months
	September 30,
	2019	2018
Operating activities
Net income (loss)	$236,119	$(40,208)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	51,633	66,839

(Increase) decrease in:
Accounts receivable	(26,529)	14,870
Inventories	(31,469)	57,163
Prepaid expenses	19,818	(8,063)
Deposits and other assets	(2,908)	(1,056)
Increase (decrease) in:
Accounts payable	(28,458)	(45,697)
Accrued liabilities	(3,481)	(21,753)
Net cash provided by operating activities	214,725	22,095

Investing activities
Purchases of property and equipment	(724)	(26,364)

Financing activities
Repayments of long term debt	(40,943)	(16,874)

Increase (decrease) in cash	173,058	(21,143)
Cash at beginning of period	153,646	160,392
Cash at end of period	$326,704	$139,249

Interest	$4,476	$5,444
Income taxes	$837	$800

See accompanying notes to condensed financial statements

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

September 30, 2019 and December 31, 2018

1. Basis of Presentation

The unaudited condensed financial statements in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies disclosed in the financial statements included in its 2018 Form 10-K filed with the Securities and Exchange Commission (SEC). The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for interim financial information. The unaudited interim condensed consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Financial Statements (including the Significant Accounting Policies and Recent Accounting Pronouncements) included in the Company’s audited financial statements for the year ended December 31, 2018, as filed with the SEC on Form 10-k (the “2018 Report”). Results of operations for interim periods are not necessarily indicative of annual results of operations. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the full year. The unaudited condensed balance sheet at September 30, 2019 was extracted from the audited annual financial statements and does not include all disclosures required by U.S. GAAP for annual financial statements.

Disclosure A/R Concentration

In the third quarter of 2019, one customer accounted for 31.55% of the Company’s revenue. The account has purchased from the Company since 1992 and is a distributor of the Company’s product. This distributor had a setback in opening their new main café/roaster and Thanksgiving continues to roast all their coffees until they are operational again. A loss of this account or any other large account, or a significant reduction in sales to any of the Company’s principal customers, could have an adverse impact on the Company.

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

Revenue Recognition

The Company recognizes revenue in accordance with the five-step model as prescribed by Accounting Standards Codification (ASC) 606, “Revenue from Contracts with Customers,” in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for the goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize the revenue when (or as) the entity satisfies a performance obligation.

The Company recognizes revenue once its performance obligation to the customer is completed and control of the product or service is transferred to the customer. Revenue reflects the total amount the Company receives, or expects to receive, from the customer and includes shipping costs that are billed and included in the consideration. The Company's contractual obligations to customers generally have a single point of obligation and are short term in nature. For sales through distributors, the Company recognizes revenue when the product is shipped, and title passes to the distributor. The Company's standard terms are 'FOB' shipping point, with no customer acceptance provisions. The cost of price promotions and rebates are treated as reductions of revenue. No products are sold on consignment. Credit sales are recorded as trade accounts receivable and no collateral is required. The Company has price incentive programs with its distributors to encourage product placement. The cost of price promotions and rebates are treated as reductions of revenue and revenues are presented net of sales allowances. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. Freight charges are recognized as revenue at the time of delivery.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

September 30, 2019 and December 31, 2018

The Company sells coffee directly to customers through its direct delivery, retail web site and wholesale mail order customers. Additionally, the Company sells other coffee related merchandise through its website. Web site sales are paid for and recognized as revenue at the point of sale. Retail orders are billed to the customer's credit card, at the time of shipment, and revenue is then recognized. The Company periodically sells special bulk orders of products that are in excess of production requirements. These sales are recognized when ownership transfers to the buyer, which occurs at the point of shipment.

Leases

The Company adopted Accounting Standard Update (ASU) No. 2016-02—Leases (Topic 842), as amended, as of January 1, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification.

In addition, The Company elected the hindsight practical expedient to determine the lease term for existing leases. In our application of hindsight, we evaluated the performance of the leased warehouse and office equipment, which resulted in the determination that most renewal options would not be reasonably certain in determining the expected lease term.

Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of $625,826 as of January 1, 2019.

Earnings per share

The Company computes basic earnings per share ("EPS") by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible stock. We have no dilutive instruments for the three months and nine-months ended September 30, 2019 and 2018.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

September 30, 2019 and December 31, 2018

2. Accounts Receivable

Accounts receivable consist of the following:

	9/30/2019	12/31/2018
Accounts receivable	$249,953	$226,104
Less: allowance for doubtful accounts	(4,635)	(7,315)
Net accounts receivable	$245,318	$218,789

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense (recovery) for the nine months ended September 30, 2019 and 2018 was $8,795 and $(32), respectively. Bad debt expense (recovery) for the three months ended September 30, 2019 and 2018 was $1,236 and $(348), respectively.

As of September 30, 2019 we wrote off receivables from company A in the amount of $1,192 and company B in the amount of $4,642.

3. Inventories

Inventories consist of the following:

	9/30/2019	12/31/2018
Coffee
Unroasted	$172,795	$161,355
Roasted	49,122	34,420
Tea	1,597	1,723
Packaging, supplies and other merchandise held for sale	45,663	40,210
Total inventories	$269,177	$237,708

4. Properties and Equipment

Property and equipment, consist of the following:

	9/30/2019	12/31/2018
Equipment	$485,413	$490,430
Furniture and fixtures	149,527	148,693
Leasehold improvements	368,954	366,698
Transportation equipment	50,217	178,497
Pacakge design	41,000	41,000
Capitalized website development costs	19,000	19,000
Property held under finance leases	362,280	225,864
Total property and equipment	1,476,391	1,470,182
Accumulated depreciation	(1,200,928)	(1,161,533)
Property and equipment, net	$275,463	$308,649

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

September 30, 2019 and December 31, 2018

Property and Equipment and Right of Use Assets

Depreciation and amortization expense for the nine months ended September 30, 2019 and 2018 was $51,633 and $66,839, respectively.

Depreciation and amortization expense for the three months ended September 30, 2019 and 2018 was $16,409 and $19,572 respectively.

5. Finance and Operating Leases

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

We lease a warehouse, heavy machinery, and office equipment under finance and operating leases. As of September 30, 2019, we had three operating and six finance leases with remaining terms ranging from less than one year to six years. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the term. Some of our leases include renewal options that are factored into our determination of lease payments when appropriate. We did not separate lease and non-lease components of contracts for any asset class.

None of our leases require us to provide a residual value guarantee. When available, we use the rate implicit in the lease to discount lease payments to present value; however, some of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Lease Position as of September 30, 2019

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	Classification on the Balance Sheet	September 30, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$567,564
Finance lease assets	Property and equipment, net	61,344
Total lease assets		$628,908

Liabilities
Current
Operating	Current maturities of operating leases	$96,604
Finance	Current maturities of finance leases	32,640
Noncurrent
Operating	Noncurrent operating leases	470,960
Finance	Long-term finance leases	28,704
Total lease liabilities		$628,908

Weighted-average remaining lease term
Operating leases (years)		4.50
Finance leases (years)		1.93

Weighted-average discount rate
Operating leases		2.45%
Finance leases		7.62%

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

September 30, 2019 and December 31, 2018

Lease Costs

The table below presents certain information related to the lease costs for finance and operating leases for the nine months ended September 30, 2019.

Quarter Ended September 30, 2019

Finance lease cost:	$28,704

Amortization of assets	$24,229
Interest on lease liabilities	4,475

Operating lease cost:	81,905
Short-term lease cost	-
Variable lease cost	-
Total lease cost	$110,609

Other Information

The table below presents supplemental cash flow information related to leases for the nine months ended September 30, 2019.

Cash paid for amounts included in the measurement of lease liabilities:	Quarter Ended September 30, 2019

Operating cash flows for operating leases	$81,905
Operating cash flows for finance leases	$4,475

Financing cash flows for finance leases	$24,229

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

September 30, 2019 and December 31, 2018

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet.

	Operating Leases	Finance Leases

Period Ending December 31,
2019	$27,492	$13,024
2020	109,969	29,529
2021	109,969	15,393
2022	109,221	5,472
2023	105,544	2,838
2024	104,458	1,655
Thereafter	43,000	-
Total minimum lease payments	609,653	67,911
Less: amount of lease payments representing interest	(42,089)	(6,399)
Present value of future minimum lease payments	567,564	61,344
Less: current obligations under leases	(96,604)	(32,640)
Long-term lease obligations	$470,960	$28,704

6. Disaggregated Revenue by routes, direct and mail order

Disaggregated information of revenue recognized as follows:

For the Three months ended September 30
Sales by department	2019	2018
Routes-wholesale	$316,621	$342,083
Direct-wholesale	453,201	357,758
Mailorder-retail	96,953	100,308
Total	$866,775	$800,149

For the Nine months ended September 30
Sales by department	2019	2018
Routes-wholesale	$904,589	$991,440
Direct-wholesale	1,910,988	1,097,862
Mailorder-retail	304,977	324,638
Total	$3,120,554	$2,413,940

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

September 30, 2019 and December 31, 2018

7. Income Taxes

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

8. Related Party Transactions

As of September 30, 2019, the Company has green contracts with three cooperatives in Nicaragua, Guatemala and Uganda. Ethical Trading and Investment Company of Nicaragua (ETICO) is the importer for the transactions. Nicholas Hoskyns, a director of the Company, is the managing director of ETICO. At September 30, 2019, amounts owed to ETICO totaled $48,567. For the first nine months ended September 30, 2019 and 2018 we have paid $424,367 and $421,402, respectively. All the amounts owed are current and were paid in accordance with our standard vendor payment policies. The loss of the ETICO relationship could have an adverse effect on the Company’s business in the short term. Management believes other options are available that could be utilized in the event the ETICO relationship was terminated.

The Company holds a five-year rental lease with the majority shareholder, which is due to expire on May 1, 2025.

9. Business Segment

The Company operates in one reportable segment. All revenues are derived and all long-lived assets are held in the U.S.

10. Subsequent Events

During the first quarter of 2020, government offices throughout the United States and around the world issued shelter in place orders due to the global outbreak of the COVID-19 virus. On March 27, 2020, the President of the United States signed into law the Families First Coronavirus Response Act and two phases of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act which are intended to provide emergency assistance to individuals and business affected by COVID-19. The CARES Act includes a small business stimulus program, Paycheck Protection Program (“PPP”), which is intended to provide loans to qualified businesses to guarantee eight weeks of payroll and other identified costs which may be eligible for partial or full forgiveness.

In April 2020, the Company successfully secured a $189,228 Small Business Association (“SBA”) loan under the Payroll Protection Program to secure payroll expenses for otherwise furloughed employees impacted by government imposed shelter in place orders. Per the terms of the loan, the full amount will be forgiven as long as loan proceeds are used to cover payroll costs and other specified non-payroll costs (provided any non-payroll costs do not exceed 40% of the forgiven amount) over a 24-week period after the loan is made; and employee and compensation levels are maintained. The Company intends to comply with the above terms in order to qualify for full or partial loan forgiveness. In the event the Company is required to repay the loan, all payments are deferred for 6 months with accrued interest over this period. Amounts outstanding under the loan will bear a fixed interest rate of 1.00% per annum with a maturity date of 2 years from commencement date. The Company has not applied for loan forgiveness as of the issuance of these financial statements.

In April 2020, the Company executed a $25,000 non-interest bearing emergency COVID-19 Commercial loan with a maturity date of April 16, 2021 with Savings Bank of Mendocino County.

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

Risks that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or that may materially and adversely affect our actual results include, but are not limited to, those discussed in Part II, Item 1A. Risk Factors in the 2018 Report and the additional risk factor regarding COVID-19 discussed in Part II, Item 1A of this Report. Readers should carefully review the risk factors described in the 2018 Report, this Report and in other documents that the Company files from time to time with the SEC.

SUMMARY

Sales of the Company have eroded over the prior years due to declines in the direct distribution sales method of the Company’s business (i.e., delivery by company truck). Increased competition, customer attrition and customers roasting green beans for their own use have all had a negative impact on the Company’s sales. In the first quarter, second quarter and third quarter of this year the Company is experiencing an increase in sales because one of its distributors had a fire which curtailed what they could roast in house. In addition, the Company continues to try a number of strategies that may or may not prove effective in abating these declines. The Company has changed its method of distribution to rely less on direct distribution (with only three routes) and instead uses independent distributors or ships direct (via UPS or other common carrier). In addition, the Company is trying to focus increasing its on-line sales with a continued emphasis on its presence in social media, growing its email list and linking its search optimization. The effects of these changes on the Company’s sales will reduce distribution expenses. Because of the limited impact of these changes, as well as the increase in cost of sales and other factors noted herein, there can be no assurances that the Company will be profitable in any future period, and, as a consequence, the Company is considering various strategic alternatives.

The Company pays substantially more for green beans than our competitors, because of quality, the organic nature of many of the varietals we carry and the fact that we use fair-traded coffees as well. Green bean costs have remained stable but any rise will place pressure on margins. If green bean costs continue as is or rise, whether as a consequence of inclement weather in a major producing area or any other event that affects green bean pricing, and if the Company cannot offset costs by raising prices, it would have a negative impact on the Company and its margins.

Results of Operations

Nine months ended September 30, 2019 versus September 30, 2018

	Increase (Decrease)	Percent Change

Net Sales	$706,614	29.3%
Cost of Sales	364,389	26.3%
Gross Profit	342,225	33.3%

Selling, G&A Expense	36,921	3.7%
Depreciation and Amortization	(15,206)	(22.8%)
Other, net	(34,590)	(568%)
Net Income	276,326	687.0%

Net sales for the nine months ended September 30, 2019 were $3,120,554 up 29.3%, or $706,614 when compared with net sales of $2,413,940 for the same period in fiscal 2018.

Distribution revenues (e.g., revenues generated by the Company’s own truck distribution) were down 86,686 or (8.73%) for the nine months ended September 30, 2019, when compared with distribution sales for the same period in 2018. The decline appears to be a result of slower volume for existing customers and no customers have been lost.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were up $775,756 or 68.31% for the nine months ended September 30, 2019 when compared to national sales for the same period in 2018. The increase reflects the increased sales from a distributor who suffered a major fire and was not able to fulfill all their orders for the cafes they own. Thanksgiving is roasting more of their coffees and not a selected variety as in the past. This is a short-term fix and they will be fully operational in 2020.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) decreased $39,286 or (11.40%) for the nine months ended September 30, 2019 when compared to mail order sales for the same period in 2018. The decrease is attributable to the increase in competition with other on line competitors.

Cost of sales for the nine months ended September 30, 2019 were $1,749,736, up 26.3%, or $364,389 when compared with the cost of sales of $1,385,347 for the same period in 2018. The increase reflects the increase in the overall sales in the nine months of 2019.

Gross margin percentage (gross profit as a percentage of net sales) for the nine months ended September 30, 2019 was 43.92% percentage points when compared with the gross margin of 42.61% for the same period in 2018.

Selling, general and administrative expenses were $1,044,169 for the nine months ended September 30, 2019, an increase of 3.7% when compared with the selling, and general and administrative expenses of $1,007,248 for the same period in 2018. The increase was a result of increase in freight, graphics and advertising.

Depreciation and amortization expenses for the nine months ended September 30, 2019 were $51,633, a (22.8%) decrease, or nearly ($15,206) when compared to depreciation expense of $66,839 for the same period in 2018. The decrease reflects the disposal of old equipment.

As a result of the foregoing factors, the Company had a net income of $236,118 for the nine months ended September 30, 2019, compared to a loss of $40,208 for the same period in 2018.

To summarize the Company’s third quarter overall sales are up over the prior year. The growth was in national revenue, which required us to ship out the coffees and in turn increased our selling, general and administrative expenses. It was one customer whose sales attributed to the increase. It is noted the cost of sales increased as well because of the volume of green roasted to fulfill orders. Customers shared part of the cost in freight but not all and that is reflected in the increase in freight cost in the selling, general, and administrative expenses of the profit and loss reports.

Direct routes and mail order revenues decreased due to the increase of competition in the market place. The Company is in the process of upgrading the website, links, and increasing our social media presence, but in turn means more expenses out -going for marketing. In addition, the Company is working on introducing a new product to the market place and a re-introduction of a product. Overall our expenses have risen in advertising, freight and the on line mail order aspect of the Company but have decreased in other areas, such as insurance and depreciation.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, the Company had working capital of $533,862 versus working capital of $371,667 as of December 31, 2018. The increase in working capital is due primarily to profitable results experienced in the quarter ended September 30, 2019.

Net cash provided by operating activities was $214,725 for the nine months ended September 30, 2019 compared to net cash used by activities of $22,095 during the same period in 2018. The increase in cash was due to an increase in roasting for one distributor.

Cash used in investing activities was ($724) for the nine months ended September 30, 2019 compared to ($26,364) used in the same period in 2018. Net cash used in financing activities for the nine months ended September 30, 2019 was ($40,943) compared to net cash used in financing activities of ($16,874) during the same period in 2018. The cash used by financing activities was a result of paying existing debt.

At September 30, 2019, the Company had total borrowings of $61,344.

At September 30, 2019, our contractual obligations are as follows:

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Finance Leases	$67,911	13,024	50,394	4,493	$-

Operating Leases	24,853	1,692	19,559	3,602	-

Real Estate Leases	584,800	25,800	309,600	206,400	43,000

Total Cash Obligations	$677,564	$40,516	$379,553	$214,495	$43,000

The Company is dependent on successfully executing its business plan to achieve profitable operations, obtaining additional sources of borrowings (including normal trade credit) and securing favorable financing arrangements (including lease financing) to finance its working capital needs. There can be no assurance that the Company will be successful in this regard. If the Company were not able to meet its credit obligations the stability of the Company’s business would be in question.

RELATED PARTY TRANSACTIONS

From time to time, the Company enters into various transactions with its majority shareholders, Paul and Joan Katzeff. See note “11 — Related Party Transactions” in the Notes to the Financial Statements included in the Company’s 10-K, as filed with the SEC. In addition, see note “7- Related Party Transaction” in regards to ETICO green bean purchases for 2019.

SEASONALITY AND OTHER FACTORS AFFECTING PERFORMANCE

The Company’s business is seasonal in nature. The seasonal availability of green bean coffee in the first two quarters of the year and increased sales in the last quarter historically create a high use of cash and a build up in inventories in the first two quarters, with a corresponding decrease in inventory and increase in cash in the last quarter. In 2019 the Company has been keeping a tighter control on its inventory supply, resulting in fewer inventory supplies on hand. In the third quarter of 2019, similar controls continue.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and President, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and President concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2018.

Management has identified the following material weakness in our internal control over financial reporting:

●

Application of New Accounting Standards – we did not have appropriate controls in place to ensure proper and timely implementation of new accounting standards, specifically with respect to the adoption of ASC 842 – Leases.

Notwithstanding the existence of these material weaknesses in our internal controls, we believe that our financial statements fairly present, in all material respects, our balance sheets at September 30, 2019 and our statements of operations, stockholders’ deficit and cash flows for the quarter ended September 30, 2019 in conformity with GAAP.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and President, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer, and the President concluded that the Company’s disclosure controls and procedures were effective.

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

We face risks related to health pandemics, particularly the recent outbreak of COVID-19, which could adversely affect our business and results of operations.

Our business could be materially adversely affected by a widespread outbreak of contagious disease, including the recent outbreak of the novel coronavirus, known as COVID-19, which has spread to many countries throughout the world. The effects of this outbreak on our business have included and could continue to include disruptions or restrictions on our employees’ ability to travel in affected regions, as well as temporary closures of our roasting facility and temporary closures of the facilities of our suppliers, customers, or other vendors in our supply chain, which could impact our business, interactions and relationships with our customers, third-party suppliers and contractors, and results of operations. In addition, a significant outbreak of contagious disease in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could reduce the demand for our products and likely impact our results of operations. The extent to which the COVID-19 outbreak will impact business and the economy is highly uncertain and cannot be predicted. Accordingly, we cannot predict the extent to which our financial condition and results of operations will be affected.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None –

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- None –

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- None -

ITEM 5. OTHER INFORMATION

 Not applicable

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

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Paul Katzeff	Chief Executive Officer	August 19, 2020
Paul Katzeff

/s/ Joan Katzeff	President	August 19, 2020
Joan Katzeff