Form 10-K
period 2019-12-31
THANKSGIVING COFFEE CO INC
filed 2020-10-26
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended 12/31/2019

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

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Regulation 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☐   No   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes   ☐   No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

On December 31, 2019 the registrant had 1,236,744 shares of common stock, no par value per share, outstanding.

Class	Outstanding at December 31, 2019
Common Equity, no par value	1,236,744 shares

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	tcci	none

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

Risks that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or that may materially and adversely affect our actual results include, but are not limited to, those discussed in Part II, Item 1A. Risk Factors in the 2019 Report and the additional risk factor regarding COVID-19 discussed in Part I, Item 1A of this Report. Readers should carefully review the risk factors described in the 2019 Report, this Report and in other documents that the Company files from time to time with the SEC.

ii

PART I

ITEM 1.  BUSINESS

INTRODUCTION

Thanksgiving Coffee Company, Inc. (Thanksgiving”, the “Company”, “we”, “us”, or “our”) was founded by Joan and Paul Katzeff in 1972 as a partnership, and they incorporated it on May 10, 1982. Since its inception, the Company has been a pioneer, modeling social and economic justice, and environmental sustainability, employing as many as 50 full-time employees in the Fort. Bragg, CA area. The Company’s motto, “Not Just a Cup, but a Just Cup,” ™ reflects the Company’s principles and mission, and its commitment to cooperatives composed of small coffee farmers in developing nations.

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

In October 1996, the Company completed a direct public offering (a “Qualification by Permit” in California), and the Company filed with several other states1 to conduct its offering of shares of its Common Equity (“Common Stock”).  As of December 31, 2019, 1,295 non-affiliated shareholders (shareholders who are not officers, directors, 5% or greater holders of the Company’s Common Stock or affiliates of the Company) held shares of the Company’s Common Stock, representing approximately 22% of the outstanding shares.

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

PRODUCTS

Coffee.  The Company roasts a wide variety of whole bean caffeinated, decaffeinated, flavored, blended and unblended coffees.  With the exception of its high-caffeinated coffee, the Company roasts only high quality Arabica beans with a focus on organic, shade grown and fair-traded beans (these are coffees where a floor price has been established).  Arabica beans are grown at high altitudes where the cooler climate results in slow growth and usually higher quality.  In addition to its current line of classic, Specialty and single origin coffees produced by local farmer cooperatives from over 12 countries, the Company is producing custom products for the American Birding Association, Bee Bold, the Dian Fossey Gorilla Fund International, Defenders of Wildlife and other social justice and environmental non-profits under exclusive licensing agreements, as well as private-label products for retail and food service accounts.

Complementary products.  The Company sells a wide variety of complementary coffee products and accessories, such as coffee makers, thermal carafes and mugs.

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

COFFEE INDUSTRY

According to the U.S. National Coffee Association (“NCA”) 2019 report, the number of Americans drinking coffee has reached a 60/40 advantage over traditional non-gourmet drinkers. The global market saw a growth rate of 5.5% Compound Annual Growth Rate in 2019. According to NCA the major growth comes from African Americans consumption of gourmet coffee beverages rose from 33 percent up to 40 percent in 2019.

In addition, 30% of coffee was consumed outside the home in 2019 of all the coffees consumed, 60% was specialty versus 40% non-specialty.

Overall, according to the National Coffee Drinking Trends (“NCDT”) the above information demonstrates the continued trend of the coffee consumer desire for more and better tasting coffees among all age demographics in the “gourmet” coffee, non-espresso drinks such as cold brew, and brews from single cup machines.

The NCA states that the younger consumers appear to be leading the trend toward specialty beverages.

ITEM 1.  BUSINESS - continued

In 2019, the “NCA” surveyed 2,815 Americans about their coffee drinking habits. The survey found that 64 percent of Americans drink a cup of coffee every day, up from 2016. U.S. coffee drinkers consume on average 3 cups a day.

According to the NCDT the United States coffee market has remained fairly flat over the past year, but more Americans are regularly drinking gourmet coffees, cold brew and other specialized beverages compared to non-gourmet coffee.  The espresso-based beverages have remained an all-time high and has risen 24 percent in each of the past three years. In addition, the NCDT reported that among all the ethnicities, African Americans show the most dramatic changes this year. Their consumption of gourmet coffee beverages jumped from 33 percent in 2018 up to 40 percent in 2019.

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

According to Adroit Market Research consumers and retailers are increasingly conscious of organic beverages that will gain a further market share. The growing demand for on-the-go coffee and growing population buy-ability, the increasing urbanization and the consumption of premium products of specialty coffee leads to a fast growth in consumption.

More than 64 percent of Americans over the age 18 drink coffee daily. Adroit Research goes on to say Americans drink 400 million cups of coffee a day, making the U.S. the world’s leading coffee consumer. This trend continues as well. In 2019, approximately 80% of the Company’s products sold were certified organic.

According to Coffee Consumption Statistics by My Friends Coffee site that when they identified the main trends in coffee consumption by millennials they found 32 percent of millennials consume an espresso-based beverage every day, which is higher than any other demographic.

ITEM 1.  BUSINESS - continued

NCA reports that there is fundamental shift in the American coffee landscape. “What it means is that more people are drinking coffee that comes at a higher price premium and could help buoy what’s known as third wave coffee market. The third-wave market does not just understand the espresso made by the barista but gives credit to the producer and roaster. In 2018, the fourth wave market was driven by science and roasting obsessions that were born from custom in-house brews. According to Beverage Daily, the fifth wave market for 2019 will focus on hyper-professionalism, operational excellence and training. It has been Thanksgiving’s mission from the onset to credit the producer for the high quality coffees we receive in all of our marketing materials. As of 2010, “Fair Trade” coffee was roasted by over 300 U.S. companies and sold at thousands of retail outlets.  Fair Trade certified coffee directly supports a better life for farming families in the developing world through fair prices, community development and environmental stewardship. Fair Trade farmers market their own harvests through direct, long-term contracts with international buyers, learning how to manage their businesses and compete in the global marketplace. Dunkin Donuts, the number one U.S. retailer of coffee by the cup, offers a Fair Trade espresso line of drinks. This trend has continued but the trend line has flattened. The Company continues to offer 80% of our coffees as Organic certified.

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

4.

Seek partnerships with environmental and social justice non-profit organizations, and have established long-term exclusive licensing agreements with the following non-profit entities to produce coffee products for them to use as fund raising tools:

●	Defenders of Wildlife – “Save the Wolves Coffee”

●	American Wild Horses – “save the Wild Horses”

●	Baby Rhino Foundation – “Save the Rhinos Coffee”

●	American Birding Association – “Songbird Coffee”

●	Dian Fossey Gorilla Fund International – “Gorilla Fund Coffee”

●	Wild Horse Campaign-National

●	Mendocino Coast Humane Society-Local

●	Parents& Friends-Local

These licensing agreements enable the creation of meaningful and multi-dimensional coffees that are sold by “brick and mortar” retailers, as well as on-line.

CUSTOMER BASE

The Company’s customer base is wide in scope. Customers include wholesale accounts, such as supermarkets, hotels, restaurants, food services entities and offices. Wholesale sales represent 89% of total sales. The Company also retails its products on-line. The Company’s sales break down roughly as follows: Locally (defined as within a 150 mile radius) - approximately 30% of total sales volume, regionally (defined as 150+ mile radius) - approximately is 62% of sales volume, and on-line (which is more or less a national retail market) – 8% of total sales volume.

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

Although competition has increased from 2012 through 2019, we have retained market share. Smaller roasters have been acquired by larger entities and the acquisition pace has continued to consolidate the industry as large investments by venture capital and private equity interests have flooded the coffee trade.

We believe our position in the industry is both iconic and solid. In 2015, we were awarded B certification and in 2016 we were awarded “Roaster of the Year” for 2017 by trade publication Roast Magazine. In 2019, we received the Good Food Award for coffee for the North West Region from the Good Food Foundation.

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

INTELLECTUAL PROPERTY

The Company holds various federal registrations in the United States for the following trademarks and service marks: Thanksgiving Coffee Company, Royal Gardens Tea Company, Pony Express, Time Bandits, Delicious Peace, “Not Just A Cup, But A Just Cup, “Many Beans are Picked, Few are Chosen.” and End the Embargo. From time to time, federal trademarks and service mark registrations must be renewed.  The Company does not hold any patents.

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

EMPLOYEES

As of December 31, 2019, the Company had twenty-five full-time employees and two part-time employees.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide information required by this item.

However, the Company notes that we are unable to predict the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance and results of operations.

The COVID-19 pandemic has spread across the globe and is significantly impacting worldwide economic activity and increasing economic uncertainty. Many of our customers are currently or may become impacted by recommendations and/or mandates from federal, state, and local authorities to stay home ("shelter in place" or "safer at home"). These events have caused a significant increase in unemployment, are expected to result in decreased consumer spending and could cause economic deterioration. In addition, the COVID-19 pandemic and corresponding shelter in place orders have adversely affected our business in a number of ways, including a decreased demand for our products. This crisis has left some of our customers unable to make payments and has resulted in increased delinquencies and may cause other unpredictable and adverse events. If the pandemic continues, or if shelter in place orders are lifted and then another outbreak occurs, there may be continued or heightened impact on demand for our coffee and on our customers’ ability to make payments.

The majority of our retail customer’s businesses remain open subject to local social distancing orders. If one or more of our customer’s businesses becomes unavailable, our ability to attract new customers, conduct business and collect payments from customers may be adversely affected, which could result in increased delinquencies and losses. In addition, changes in consumer behavior and health concerns may continue to impact demand for our coffees. We are taking precautions to protect the safety and well-being of our employees and customers. However, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our employee’s ability to provide customer support and service.

Some of our employees are subject to shelter-in-place requirements which have resulted in certain team members working remotely. Our roastery in Fort Bragg California remains fully operational subject to social distancing orders. While we have been successful thus far in complying with these orders and keeping the roastery operational, our ability to continue to roast coffee and service our customers is highly dependent on the ability of our team to continue to work, either in the corporate headquarters or remotely. If a significant percentage of our workforce is unable to work effectively as a result of the COVID-19 pandemic, including because of illness, quarantines, ineffective remote work arrangements or technology, utility or other failures or limitations, our operations may be adversely impacted. In addition, the increase in remote working may also result in consumer or employee privacy, as well as increase our exposure to potential IT security and fraud concerns. Additionally, if any of our critical vendors are adversely impacted by COVID-19 and unable to deliver services to us, our operations may be adversely impacted.

The duration and scope of the pandemic, and our ability to make necessary adjustments from it, is highly uncertain. We continue to monitor the effect that the COVID-19 pandemic may have, and while it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19, and the measures taken by the governments of countries affected, may have an adverse effect on our business and financial condition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are a smaller reporting company and are not required to provide information required by this item

ITEM 2.  PROPERTIES

The executive offices of the Company occupy approximately 14,500 square feet at 19100 South Harbor Drive, Fort Bragg, California 95437, which address also includes a warehouse and the capacity for manufacturing operations. These facilities are currently being leased for a ten-year term under a lease affective May of 2015 at a rate of $8,600 per month from Joan and Paul Katzeff, who are founders, principal shareholders, officers and directors. The Company is responsible for real estate taxes, insurance and maintenance on the facilities.  See Item 13 “Certain Relationships and Related Party Transactions, and Director Independence” and Note 8 to the Financial Statements “Related Party Transactions” included in this annual report.

ITEM 3.  LEGAL PROCEEDINGS

No material legal matters in which the Company is a party or of which its property is the subject are pending at this time.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  Trades in the Company’s Common Stock are made through Mutual Securities, Inc., in Camarillo, California, a broker dealer that makes markets in corporation securities over-the-counter.  No established public trading market exists for the Company’s Common Stock.  The Company has no present intention of developing a public trading market for the Common Stock.  No trades have been reported from 2008 through December 31, 2019.

Holders. As of December 31, 2019, there were 1,295 holders of record of the Company’s Common Stock.

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

Company Purchases of its Equity Securities.  No purchases of the Company’s equity securities were made by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) during the five fiscal years ended December 31, 2019.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company and are not required to provide information required by this item. However, please see “Selected Quarterly Financial Data” in Item 7, which provides unaudited quarterly condensed results of operations for the previous two years ended December 31, 2019.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with the Company’s audited financial statements and notes thereto appearing elsewhere in this annual report.

SUMMARY OF ACTIONS TAKEN BY MANAGEMENT IN 2019

Jonah Katzeff, son of the Co-Founders, Vice President and manager of the Green Coffee Division took on the role of General Manager in 2017.

Management has the goals of A) generating positive cash flow from operations and B) becoming profitable on a Company–wide basis.

In 2019, the Company generated $352,130 in cash from operations. Further, overall, the Company reflected a net increase in cash for the year of $257,328, used cash of $46,015 in investing activities and used cash of $48,787 in financing activities.

WORLD PRICING FOR RAW (GREEN) COFFEE:

Raw Coffee prices are benchmarked through an International Trading System that is managed by the World Robusta Coffee Exchange in London and by the Trading for Arabica Coffees on the NYCSCE. Coffee is the second most traded commodity in the world after crude oil. Prices fluctuate due to weather, crop disease, fundamental supply/demand shifts and quality.

In the Specialty Coffee Trade, the benchmark price becomes the base price, from which premiums are added for rarity, processing methodology, flavor quality scores, season, age of the raw beans and country of origin. In addition, premiums are added for the cost of certifications such as Fair Trade and Organic. Occasionally, the Company will purchase exotic coffees in small quantities (an example being organic Kona) to offer on our webstore to customers willing to try the best at a higher price.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Mr. Hoskyns and Co-founder Paul Katzeff have worked together since 1999 when then CEO Katzeff secured a $304,000 USAID Grant to work with coffee farmers in Nicaragua. The Grant was used for training coffee cooperatives to enable them to relate their coffees to the emerging Specialty Trade. Mr. Hoskyns business, Ethical Trading and Investment Company (“ETICO”), was exporting sesame to England and became the major exporter of sesame in Nicaragua. He built a major credit line relationship with his bank and, being on our Board of Directors, understood the credit crunch that was impacting the Company.

In 2012, Mr. Hoskyns, agreed to use his company to reorganize our purchasing schedules, to act as our importer for all Central American Coffees and to use his company’s line of credit in a way that would enable the Company to pay for our green coffee as it was pulled from bonded warehouses in the San Francisco Bay, lowering interest payments.

There was a mutual benefit to this relationship. We agreed to purchase most of our Central American and African coffees through ETICO in exchange for our ability to pay for the coffee as it was being used, i.e., pulled from US bonded warehouses. ETICO received a $.10 per pound commission and the Company estimates it saved $.05 per pound in reduced import and customs costs. ETICO also gained entry into the growing trade as a coffee importer. The Company now has the ability to purchase coffees using the importer’s (ETICO’s) credit line, which allowed for more favorable pricing on bulk purchases and preferential service cost savings of $.05 per pound.

By 2014, the Company was using ETICO for approximately 70% of our purchasing needs and this control system made Thanksgiving less vulnerable to a changing market. This new approach brought our largest annual cost into a managed cash flow system, relieving the pressure on our cash position and enabling the Company to begin to reestablish its credit with its other suppliers.

In 2019, only 39% of our green coffee beans were purchased from ETICO because we needed to purchase specific green coffee beans for special orders for one of our customers.

RESULTS OF OPERATIONS

The following table shows the changes, both in U.S. Dollars and percent, of the significant income statement line item classifications for the two previous fiscal years.

	2019 over 2018
	$ Inc (Dec)	% Inc (Dec)
Sales	939,648	29.1%
Cost of sales	430,045	23.1%

Gross profit	509,603	37.3%

Operating expense	163,818	11.7%

Operating profit (loss)	345,785	875.1%

Other income (expense), net	(33,302)	(816.6)%
Income tax expense	7,447	930.9%

Net income (loss)	305,036	841.8%

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Total sales in 2019 were $4,165,917, an increase of $939,648, or 29.1%, as compared to 2018 sales of $ 3,226,269. The increase in sales is primarily due to one customer losing their roaster in a fire and Thanksgiving Coffee roasted their needed coffees.

Thanksgiving gross profits, increased by $509,603, or 37.3%, from 2019 to 2018. As a percentage of net sales, in 2019, as compared to 2018, gross profits increased 6.4%. Our 2019 cost of sales increased by $430,045, or 23.1%, as compared to 2018. As a percentage of net sales, our cost of sales in 2019 increased by 4.0%. The increase in our cost of sales is the result of the additional purchases of specific varietals of green coffee beans that was required by one customer.

Thanksgiving’s operating expense increased by $163,818 year over year, or 11.7%, compared to2018. Operating expenses, as a percentage of net sales, were 37.7% in 2019 as compared to 43.6% in 2018. The increase in operating expense was primarily the result of additional selling costs.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of December 31, 2019 was $579,775 as compared to working capital at December 31, 2018 of $371,667, an increase of $208,108 or 56%.

For 2019, the Company generated $354,933 in cash from operations, and generated a net income of $268,800. Included in net income is $80,873 of depreciation expense, which does not affect cash flows. For 2018, the Company generated $18,695 in cash from operations, but incurred a net loss of $36,236. Included in net loss is $51,746 depreciation expense, which does not affect cash flows.

Cash used in investing activities for 2019 and 2018 is primarily the result of fixed asset additions.

Cash flows from financing activities for 2019 and 2018 consisted repayments on long-term debt.

See Note 5 to the accompanying financial statements “Operating Leases, and Long-term Debt and Equipment Financing” for a summary of the Company’s outstanding debt.

SEASONALITY AND OTHER FACTORS AFFECTING PERFORMANCE

Seasonality

The Company’s business is seasonal in nature.  However, since we have been able to smooth out our purchasing and cash flow needs through the continued relationship with ETICO, we face less significant seasonal supply pressures brought on by the availability of green coffee beans. Sales are historically higher in the last two quarters as compared to the first two quarters. Please refer to the table of selected quarterly financial data for quarter-by-quarter results of operations.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization on March 11, 2020. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas, including shelter-in-place orders in most of the jurisdictions in which we operate. When we first began to experience the economic impact of the COVID-19 pandemic, we proactively took measures to meet the health and safety needs of our employees and customers.

The impact of the COVID-19 pandemic continues to unfold. The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity.

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

SELECTED QUARTERLY FINANCIAL DATA

	For the Quarters Ended
	2019				2018
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Sales	$1,045,363	$866,775	$1,161,644	$1,092,135	$812,329	$800,149	$818,755	$795,036
Cost of sales	540,000	514,016	641,348	594,372	474,338	447,840	454,435	483,078
Gross sales	505,363	352,759	520,296	497,763	337,991	352,309	364,320	311,958
Operating expenses	474,298	346,082	363,615	385,915	332,006	342,955	344,259	386,872
Operating profit (loss)	31,065	6,677	156,681	111,848	5,985	9,354	20,061	(74,914)
Total other income (expense), net	(720)	(25,634)	(1,247)	(1,623)	(2,008)	9,423	(3,307)	(30)
Income (loss) before income taxes	30,345	(18,957)	155,434	110,225	3,977	18,777	16,754	(74,944)
Income tax (expense) benefit	2,147	(9,557)	(37)	(800)	-	-	(800)	-
Net income (loss)	$32,492	$(28,514)	$155,397	$109,425	$3,977	$18,777	$15,954	$(74,944)

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The last Company 10-K filing was for the year ended December 31, 2018. In 2019, the Company has retained the services of Moss, Adams LLP to audit the Company’s financial statements for the year ended December 31, 2019. To date, there has not been a change in or disagreement with the independent auditor.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and President, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and President concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019.

Management has identified the following material weakness in our internal control over financial reporting:

●

Application of New Accounting Standards – we did not have appropriate controls in place to ensure proper and timely implementation of new accounting standards; specifically, with respect to the adoption of ASC 842 – Leases.

Notwithstanding the existence of these material weaknesses in our internal controls, we believe that our financial statements fairly present, in all material respects, our balance sheets at December 31, 2019 and our statements of operations, change in retained earnings (accumulated deficit) and cash flows for the years ended December 31, 2019 in conformity with GAAP.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and President, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer, and the President concluded that the Company’s disclosure controls and procedures were effective.

Based on that evaluation, management has concluded that our disclosure controls and procedures, as of December 31, 2019 and for the year ended December 31, 2019, were adequate and effective to insure that material information relating to the Company would be made known to them during the period in which this annual report was being prepared.  Disclosure controls and procedures are designed to ensure that information that is required to be disclosed by us in the reports that we file is accumulated and communicated to management, including our CEO and COO, in a manner to allow timely decisions regarding disclosure, and that such information is recorded, processed, summarized and reported in a timely manner.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on this evaluation, performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, and the Chief Operating Officer, management believes the Company maintained effective internal control over financial reporting as of December 31, 2019, and for the year ended December 31, 2019.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors, nominees, key employees and executive officers of the Company and their ages as of the date of this Form 10-K are as follows:

Name	Age	Position with the Company

Paul Katzeff	81	CEO, Chairman of the Board of Directors
Joan Katzeff	70	COO, Secretary, Treasurer and Director
Nicholas Hoskyns	52	Director

Paul Katzeff, a co-founder of the Company has served as Roastmaster, and a Director since the Company’s incorporation on May 10, 1982, and as our Chairman of the Board of Directors since June 2010.  Mr. Katzeff also served as our Chief Executive Officer from the date of our incorporation.  Mr. Katzeff was a co-founder of the Specialty Coffee Association of America (S.C.A.A.) and served as its Chairman in 1985 and 2000.  He served as Chairman of the Environmental Committee of the Board in 1994.  Mr. Katzeff co-chaired the Second Annual Sustainable Coffee Conference held in April of 1998.  Mr. Katzeff served as S.C.A.A. President in the year 2000.  Mr. Katzeff and Joan Katzeff are husband and wife.  Mr. Katzeff holds a Bachelor’s degree in Agriculture from Cornell University and a Master’s degree in Social Work from Adelphi University.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table provides certain information concerning the compensation paid to our Chief Executive Officer and Chief Operating Officer during the fiscal years ended December 31, 2019 and 2018.

Summary Compensation Table

	2019	2018
	Salary	Salary
Paul Katzeff, Chairman of the Board and CEO	$0	$0
Joan Katzeff, COO, Secretary, Treasurer an Board member	$68,205	$65,000

During the year ending December 31, 2019, neither Paul Katzeff nor Joan Katzeff received any additional compensation in the form of a bonus, stock or stock option award, non-equity incentive plan compensation, non-qualified deferred compensation earnings or any other form of compensation except for their salary.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2019, (i) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the Company’s Common Stock, (ii) by each of the named executive officers, (iii) by each of the Company’s directors, and (iv) by all directors and executive officers as a group.  The Company believes that the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.  Beneficial ownership representing less than one percent is denoted with an “*”.  The Company does not have an equity compensation plan.

	Nature of
	Percent of
	Beneficial		Amount
Name and Address of Beneficial Owner	Ownership (1)		and Class (2)

Joan and Paul Katzeff (1)	964,400	(3)	78%
(Joan Katzeff, COO, Secretary, Treasurer and Director)
(Paul Katzeff, CEO and Chairman of the Board of Directors)
c/o Thanksgiving Coffee Co., Inc.
POB 1918
Fort Bragg, CA 95437

Nicholas Hoskyns	-		-
Director
c/o Thanksgiving Coffee Co., Inc.
POB 1918
Fort Bragg, CA 95437

All directors and executive officers as a group (2 persons)	964,400		78%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities.

(2)	Based upon 1,236,744 shares of the Company’s Common Stock issued and outstanding at December 31, 2019.

(3)	Shares are jointly owned by Joan Katzeff and Paul Katzeff.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In May 2015, the Company signed a new lease for its corporate headquarters, warehouse, and production facilities from Joan and Paul Katzeff, who own the facility and are directors, executive officers, and the majority shareholders of the Company (the “Katzeffs”).  The lease is for ten years and ends May 31, 2025.  The lease provides for monthly payments of approximately $8,600 for the entire term of the lease.  The Company remains responsible for all real estate taxes, insurance and maintenance related to the leased facilities.

The Company carries insurance indemnifying its directors and certain officers and certain employees against certain liabilities by reason of their status or service as directors, officers, or employees of the Company.

The Company uses the services of ETICO, which acts as a broker for us in our purchase of coffees from Nicaragua, Guatemala, Rwanda, Uganda and certain Mexican green coffee beans. Nicholas Hoskyns, a director of the Company, is the managing director of ETICO.  At December 31, 2019, there was $37,333 payable to ETICO for coffee purchases. For the years ended December 31, 2019 and 2018, we have paid ETICO $570,007 and $561,261, respectively. All amounts owed were current and were paid in accordance with our standard vendor payment policies. The relationship with ETICO is ongoing. There is no written agreement. While management believes there is no indication of any concern, the arrangement with ETICO could be cancelled at any time. The loss of the ETICO relationship could have an adverse effect on the Company’s business in the short term. Management believes they have other options that could be utilized in the event the ETICO relationship was terminated.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate accounting and audit fees billed to the Company for services rendered during the fiscal years ended December 31, 2019 and 2018 are set forth in the table below:

	2019	2018

Audit (1)	$110,205	$52,000
Audit-related (1)	-	-
Tax (2)	-	6,000

	$110,205	$58,000

(1)	Audit fees in 2019 were to Moss Adams LLP and in 2018 were to Vavrinek, Trine, Day & Co., LLP (VTD).

(2)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax planning and tax advice. All fees were paid to VTD for 2018.

(3)	All other fees consist of fees billed primarily for quarterly and annual compiled financial statements.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES - continued

Pre-approval Policies and Procedures for Audit and Non-Audit Services.  As we do not have a standing audit committee, our Board of Directors performs the functions that may be delegated to an audit committee.  Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Company’s Board of Directors (in lieu of the audit committee) or unless the non-audit services meet certain de minimis standards.  On December 13, 2019, the Company retained the firm of Moss Adams LLP to audit the Company’s financial statements for the year ended December 31, 2019. On January 28, 2019, The Company retained VTD to audit the Company’s financial statements for the prior year ended December 31, 2018.

PART IV

ITEM 15.  EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this annual report:

Financial Statements

-	Reports of Independent Registered Public Accounting Firms	F-2
-	Balance Sheets as of December 31, 2019 and December 31, 2018	F-4
-	Statements of Operations for the years ended December 31, 2019 and December 31, 2018	F-5
-	Statement of Changes in Retained Earnings (Accumulated Deficit) for the years ended December 31, 2019 and December 31, 2018	F-6
-	Statements of Cash Flows for the years ended December 31, 2019 and December 31, 2018	F-7
-	Notes to Financial Statements	F-8

Financial Statement Schedules

Not Applicable

Exhibits

3.1	Restated Articles of Incorporation of the Company.****
3.2	Bylaws of the Company and amendments.****
3.2.1	Amendment No. 1 to Bylaws of the Company, dated June 3, 1996.++
10.4	Sample Coffee Purchase Agreement.**
10.10	License Agreement between the Company and the American Birding Association, Inc. and amendment.
10.13	Lease agreement for the Company’s headquarters and manufacturing and storage facility dated November 1, 2005 and amendment.
14.1	Code of Ethics*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*
31.2	Certification of President Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

+	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No 33-96070-LA).
++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended March 31, 1998.
+++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended September 30, 1998.
++++	Incorporated by reference to the exhibits to the Company’s Form 10-QSB for the quarter ended June 30, 2007.

*	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2003.
**	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2017
***	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Thanksgiving Coffee Company, Inc.

Date: October 26, 2020	By:	/s/ Paul Katzeff
Name: Paul Katzeff
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Katzeff	Chairman of the Board, CEO	October 26, 2020
Paul Katzeff

/s/ Joan Katzeff	Secretary, Treasurer and Director, COO	October 26, 2020
Joan Katzeff

/s/ Nicholas Hoskyns	Director	October 26, 2020
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

Audited Financial Statements

For the Years Ended December 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

of Thanksgiving Coffee Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Thanksgiving Coffee Company, Inc. (the “Company”) as of December 31, 2019, the related statements of income, changes in retained earnings (accumulated deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 5 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASC 842, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP

Sacramento, California

October 26, 2020

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Thanksgiving Coffee Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Thanksgiving Coffee Company, Inc. (Company) as of year-end, December 31, 2018, and the related statements of income, changes in retained earnings (accumulated deficit), and cash flows for year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows the two ended December 31,2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Vavrinek, Trine, Day & Co., LLP

Palo Alto, California

March 20, 2019

We served as the Company’s auditor from 2016 to 2019.

Thanksgiving Coffee Company, Inc.

Balance Sheets

December 31:

	2019	2018
Assets
Current assets
Cash	$410,974	$153,646
Accounts receivable, net of allowance	218,454	218,789
Inventory	236,258	237,708
Prepaid expenses	49,534	90,431
Total current assets	915,220	700,574

Property and equipment, net	259,490	308,649
Right of use leased assets	543,465	-
Deposits and other assets	1,056	4,168
Total assets	$1,719,231	$1,013,391

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$165,743	$217,828
Accrued liabilities	44,996	62,817
Current portion of operating lease liabilities	96,566	-
Current portion of long-term debt and equipment financing	25,949	48,262
Total current liabilities	333,254	328,907

Noncurrent long-term debt and equipment financing	22,096	36,302
Noncurrent operating lease liabilities	446,899	-
Total liabilities	802,249	365,209

Stockholders’ equity
Common stock, no par value, 1,960,000 shared authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Retained earnings (accumulated deficit)	30,566	(238,234)
Total stockholders’ equity	916,982	648,182

Total liabilities and stockholders’ equity	$1,719,231	$1,013,391

See accompanying notes

Thanksgiving Coffee Company, Inc.

Statements of Operations

Years Ended December 31:

	2019	2018

Net sales	$4,165,917	$3,226,269
Cost of sales	2,289,736	1,859,691
Gross profit	1,876,181	1,366,578

Operating expenses
Selling and marketing	800,831	691,576
General and administrative	769,079	714,516
Total operating expenses	1,569,910	1,406,092
Operating profit (loss)	306,271	(39,514)

Other income (expense)
Interest expense	(5,632)	(7,284)
Other income (expense), net	(23,592)	11,362
Other income (expense), net	(29,224)	4,078

Income (loss) before income taxes	277,047	(35,436)

Income tax expense	(8,247)	(800)
Net income (loss)	$268,800	$(36,236)

Earnings (loss) per share, basic and diluted	$0.217	$(0.029)

Weighted average number of shares	1,236,744	1,236,744

See accompanying notes

 Thanksgiving Coffee Company, Inc.

Statements of Changes in Retained Earnings (Accumulated Deficit)

For the Years Ended December 31:

	2019	2018
Accumulated deficit, beginning of the year	$(238,234)	$(201,998)

Net income (loss)	268,800	(36,236)

Retained earnings (accumulated deficit), end of year	$30,566	$(238,234)

See accompanying notes

Thanksgiving Coffee Company, Inc.

Statements of Cash Flows

For the Years Ended December 31:

	2019	2018
Operating activities
Net income (loss)	$268,800	$(36,236)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	80,873	51,746
Loss on sale of property and equipment	26,570	-
(Increase) decrease in:
Accounts receivable	335	11,088
Inventory	1,450	24,400
Prepaid expenses	40,897	(32,651)
Deposits and other assets	3,112	(1,056)
Increase (decrease) in:
Accounts payable	(52,086)	3,886
Accrued liabilities	(17,821)	(2,482)
Net cash provided by operating activities	352,130	18,695

Investing activities
Purchases of property and equipment	(46,015)	-
Proceeds from sale of property and equipment	-	4,224
Net cash used by investing activities	(46,015)	4,224

Financing activities
Principal payments on long-term debt and equipment financing	(48,787)	(29,665)

Increase (decrease) in cash	257,328	(6,746)
Cash at beginning of year	153,646	160,392
Cash at end of year	$410,974	$153,646

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,632	$7,284
Income taxes	$800	$800

Supplemental disclosure of non-cash investing and financing activities:
Equipment purchase with financing	$12,268	$-

See accompanying notes

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Operations

Thanksgiving Coffee Company, Inc. (the “Company”, “we”, or “tcci”), a California Corporation, engages in sourcing, blending and roasting high quality green coffee beans from small scale farmer co-ops worldwide with an emphasis on sustainability and fair trade certified coffee beans. The Company operates from their headquarters on the Mendocino coast in Fort Bragg, California, where they package, market, and distribute the quality branded coffee products through retail and wholesale distribution processes in addition to an internet presence.

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

Concentration of Credit Risk

For the years ended December 31, 2019 and December 31, 2018 one customer accounted for approximately 29%, and 8%, respectively, of the Company’s revenue. The customer is a distributor of the Company’s product. The loss of this account could have an adverse impact on the Company.

As of December 31, 2019, one customer accounted for approximately 21% of the Company’s accounts receivable. As of December 31, 2018, no customers individually accounted for more than 10% of the Company’s accounts receivable.

For the years ended December 31, 2019 and December 31, 2018 one vendor accounted for approximately 39%, and 54%, respectively, of the Company’s green bean coffee purchases. See Note 8 to the financial statements “Related Party Transactions”. The loss of this vendor could have an adverse impact on the Company.

As of December 31, 2019, vendors A, B and C accounted for 23%, 12% and 8% of Company’s accounts payable, respectively. As of December 31, 2018, vendors A and B accounted for 25% and 19% of the Company’s accounts payable, respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

1.	Summary of Significant Accounting Policies (continued)

Accounts Receivable

The Company extends credit to customers in the normal course of business and performs ongoing credit evaluations of customers, maintaining allowances for potential credit losses which, when realized, have been within management’s expectations. Invoices are aged based on terms with the customer. The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. The allowance for doubtful accounts is based on historical information and recorded as a charge to operating expense. At December 31, 2019 and 2018 the Company’s allowance for doubtful accounts was $4,662 and $7,315, respectively.

The bad debt-write-offs for the years ended December 31, 2019, 2018 were $9,233 and $1,162, respectively.

Inventory

Inventory is reported at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method, or FIFO. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation.

The Company periodically reviews its inventory for potential slow-moving or obsolete items and writes down specific items to net realizable value, as appropriate. The Company writes down inventory based on forecasted demand and obsolescence. These factors are impacted by market and economic conditions, and changes in strategic direction, and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand and such differences may have a material effect on recorded inventory values. Any write-down of inventory to the lower of cost or net realizable value creates a new cost basis that subsequently would not be marked up based on changes in underlying facts and circumstances.

Property and Equipment

Property and equipment are stated at cost and depreciated or amortized over their estimated useful lives using the straight-line method. Maintenance and repair costs are charged against operations as incurred. The estimated useful lives of the assets are as follows:

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

In addition, The Company elected the hindsight practical expedient to determine the lease term for existing leases. In our application of hindsight, we evaluated the performance of the leased warehouse and office equipment. However, it was determined that none of the leases had renewal options.

Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of $625,826 as of January 1, 2019.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements

1.	Summary of Significant Accounting Policies (continued)

Shipping and Handling Charges

The Company reports shipping and handling fees charged to customers in Sales and marketing expense. The freight costs incurred for the years ended December 31, 2019, and 2018, were $195,505 and $161,571, respectively.

Sales Tax

States impose sales tax on certain sales to nonexempt customers. The Company collects that sales tax from customers and remits the entire amount to the state. The Company’s accounting policy is to exclude the tax collected and remitted to the state from revenues and cost of goods sold.

Advertising

Advertising costs are expensed as incurred. The advertising costs incurred for the years ended December 31, 2019, and 2018, were $14,156 and $8,578, respectively.

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

The Company’s management has determined that it has no unrecognized tax benefits or liabilities to be recognized or disclosed in the financial statements. The Company accrues interest and penalties associated with uncertain tax positions as a part of operating expenses. As of December 31, 2019, and December 31, 2018, there were no accrued interest or penalties associated with uncertain tax positions.

As a result of net operating loss and credit carryforwards, the Company is subject to audit for tax years 2016 and forward for federal and California purposes.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2019 and December 31, 2018

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

Recent Relevant Accounting Guidance Not Yet Effective

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. The ASU is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the effect that the new guidance will have on its financial statements and disclosures.

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires more timely recognition of credit losses associated with financial assets. ASU 2016-13 requires financial assets (or a group of financial assets) measured at an amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the effect that the new guidance will have on its financial statements and disclosures.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2019 and December 31, 2018

2.	Accounts Receivable

Accounts receivable of the following as of December 31,

	2019	2018
Accounts receivable	$223,116	$226,104
Less: allowance for doubtful accounts	(4,662)	(7,315)
Net accounts receivable	$218,454	$218,789

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense for the years ended December 31, 2019 and 2018 was $9,233 and 1,162, respectively.

3.	Inventories

Inventory consist of the following as of December 31,

	2019	2018
Coffee:
Unroasted	$142,095	$161,855
Roasted	35,141	34,420
Tea	1,616	1,723
Packaging, supplies and other merchandise held for sale	57,406	40,210
Total inventory	$236,258	$237,708

4.	Properties and Equipment

Property and equipment consist of the following as of December 31,

	2019	2018
Equipment	$488,189	$490,430
Furniture and fixtures	151,093	148,693
Leasehold improvements	368,954	366,698
Transportation equipment	50,217	178,497
Package design	41,000	41,000
Capitalized website development costs	19,000	19,000
Property held under finances	362,280	225,864
Total property and equipment	1,480,733	1,470,182
Less: accumulated depreciation	(1,221,243)	(1,161,533)
Property and equipment, net	$259,490	$308,649

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2019 and December 31, 2018

Property and Equipment and Right of Use Assets

Depreciation and amortization expense for the years ended December 31, 2019 and 2018 was $80,873 and $51,746, respectively.

5.	Operating Leases, and Long-term Debt and Equipment Financing

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

We lease a warehouse, heavy machinery, and office equipment under finance and operating leases. As of December 31, 2019, we had three operating and six equipment finances with remaining terms ranging from less than one year to five years; the majority of our equipment finances are financed through long-term debt agreements. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the term. None of our leases include renewal options. We did not separate lease and non-lease components of contracts for any asset class.

None of our leases require us to provide a residual value guarantee. When available, we use the rate implicit in the lease to discount lease payments to present value; however, some of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Lease Position as of December 31, 2019

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	Classification on the Balance Sheet	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$543,465
Equipment financing assets	Property and equipment, net	90,266
Total lease assets		$633,731

Liabilities
Current
Operating	Current portion of operating leases	$96,566
Equipment financing	Current portion of long-term debt and equipment financing	25,949
Noncurrent
Operating	Noncurrent operating leases	446,899
Equipment financing	Noncurrent long-term debt and equipment financing	22,096
Total lease liabilities		$591,510

Weighted-average remaining lease term
Operating leases (in years)		4.25
Equipment financing (in years)		1.67

Weighted-average discount rate
Operating leases		2.45%
Equipment financing		7.62%

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2019 and December 31, 2018

Lease Costs

The table below presents certain information related to the lease costs for finance and operating leases for the year ended December 31, 2019.

Year Ended December 31, 2019

Equipment financing and long-term debt cost:	$50,438

Amortization of assets	$44,843
Interest on equipment financing and long-term debt	5,595

Operating lease cost:	108,737
Short-term lease cost	-
Variable lease cost	-
Total lease cost	$159,175

Other Information

The table below presents supplemental cash flow information related to leases for the year ended December 31, 2019.

Cash paid for amounts included in the measurement of lease liabilities:	Year Ended December 31, 2019

Operating cash flows for operating leases	$108,737
Operating cash flows for equipment financing and long-term debt	$5,595

Financing cash flows for equipment financing and long-term debt	$48,787

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2019 and December 31, 2018

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet.

Operating Leases

Period Ending December 31,
2020	$109,969
2021	109,969
2022	109,221
2023	105,482
2024	104,342
Thereafter	43,000
Total minimum lease payments	581,983
Less: amount of lease payments representing interest	(38,518)
Present value of future minimum lease payments	543,465
Less: current obligations under leases	(96,566)
Long-term lease obligations	$446,899

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2019 and December 31, 2018

Long-term debt and equipment financing consists of the following at December 31:

	2019	2018

Hansel Ford, payable in monthly installments of $385, including interest at 0.90%, collateralized by equipment, final payment due on March 14, 2019.	$-	$1,154

Hansel Ford, payable in monthly installments of $385, including interest at 0.90%, collateralized by equipment, final payment due on March 14, 2019.	-	1,154

Bank of the West, payable in monthly installments of $1,465, including interest at 9.22%, collateralized by equipment, final payment due January 1, 2020.	1,454	18,058

Hansel Ford, payable in monthly installments of $806, including interest at 1.94%, collateralized by equipment, final payment due on May 3, 2020.	3,213	12,727

Bank of the West, payable in monthly installments of $787, including interest at 9.23%, collateralized by equipment, final payment due January 1, 2021.	8,974	17,188

Savings Bank of Mendocino, payable in monthly installments of $518, interest at 4.24%, collateralized by equipment, final payment due on December 28, 2021.	11,897	17,473

Pawnee Leasing, payable in monthly installments of $528, including interest at 15.18%, collateralized by equipment, final payment due May 15, 2022.	11,131	16,810

Ally Financial, payable in monthly installments of $237, including interest at 5.89%, collateralized by equipment, final payment due July 1, 2024.	11,377	-
	48,046	84,564
Less current portion of long-term debt	(25,949)	(48,262)
Total long-term debt	$22,096	$36,302

Interest expense for the years ended December 31, 2019 and 2018, was $5,595 and $7,284 respectively.

As of December 31, 2019, maturities of long-term debt and equipment financing for each of the next four years as follows:

Years Ended December 31,
Principal due in 2020	$26,417
Principal due in 2021	12,304
Principal due in 2022	5,042
Principal due in 2023	2,657
Principal due in 2024	1,626
Total	$48,046

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2019 and December 31, 2018

6.	Disaggregated Revenue by routes, direct and mail order

Disaggregated information of revenue recognized as follows for the years ended,

Sales by department	2019	2018
Routes-wholesale	$1,247,336	$1,302,860
Direct-wholesale	2,465,571	1,468,352
Mail order-retail	453,010	455,057
Total	$4,165,917	$3,226,269

7.	Income Taxes

The provision for income taxes consist of the following for the year ended December 31:

	2019	2018
Current state provision	$8,247	$800
Deferred provision
Federal	-	-
State	-	-

Total deferred provision	-	-

Total provision	$8,247	$800

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The major temporary differences that give rise to the deferred tax assets and liabilities include depreciation, allowances for bad debt, expense accruals, state income tax deductions and net operating losses (“NOLs”).

Deferred tax assets and liabilities consist of the following as of December 31:

	2019	2018
Net operating losses	$19,680	$107,209
Depreciation	(18,696)	(2,878)
Other	24,719	16,937
Subtotal	25,703	121,268
Valuation allowance	(25,703)	(121,268)
Net deferred tax asset	$-	$-

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2019 and December 31, 2018

7.	Income Taxes (continued)

A reconciliation of the Company’s actual effective tax rate to the federal statutory tax rate of 21% is as follows for the years ended December 31, 2019, and 2018:

	2019	2018
	%	%

Federal tax (benefit), net	21.0%	-21.0%
State tax (benefit)	7.0%	-8.8%
Valuation allowance	-25.0%	27.5%

	3.0%	-2.3%

As of December 31, 2019, the Company has federal NOL carryovers of approximately $94,000. If unused, the carryovers will begin to expire in 2034.

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s history of operating losses, lack of taxable income, and the accumulated deficit, the Company provided a full valuation allowance against its deferred tax assets resulting from the accruals and reserves along with the net operating losses carried forward. The change in the valuation allowance was $95,565 and $9,522 for the years ended December 31, 2019 and 2018, respectively.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2019 and December 31, 2018

8. Related Party Transactions

Long-Term Leases

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The Company is a guarantor on certain debt that the Company’s majority shareholders hold in connection with its corporate headquarters, warehouse and waterfront facilities. The ten-year lease term ends May 31, 2025.

In September 2020, the Company deferred rent payments for its corporate headquarters totaling $17,200 for the months of July and August 2020. As the rental lease was entered into with the majority shareholder, terms of repayment have not been agreed upon as of the date of these financial statements but will be determined upon the improvement of economic conditions.

As of December 31, 2019, minimum future rental payments under non-cancelable facilities operating leases for each of the next five years and in the aggregate are as follows:

Years Ended December 31,
2020	$103,200
2021	103,200
2022	103,200
2023	103,200
2024	103,200
Thereafter	43,000
Total of long-term lease	$559,000

Contracts

The Company negotiates green bean purchase contracts from three cooperatives in Nicaragua. Ethical Trading and Investment Company of Nicaragua (“ETICO”) is the importer for the transaction. Nicholas Hoskyns, a Director of the Company, is the managing director at ETICO. At December 31, 2019, amounts owed to ETICO totaled $37,333. All amounts owed were current and were paid in accordance with our standard vendor payment policies. At December 31, 2018 there was $53,327 payable to ETICO for coffee purchases. The loss of the ETICO relationship could have an adverse effect on the Company’s business in the short term. Management believes other options are available that could be utilized in the event the ETICO relationship was terminated.

Thanksgiving Coffee Company, Inc.

Notes to Financial Statements (continued)

December 31, 2019 and December 31, 2018

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

In April 2020, the Company successfully secured a $189,228 Small Business Association (“SBA”) loan under the Payroll Protection Program to secure payroll expenses for otherwise furloughed employees impacted by government imposed shelter in place orders. Per the terms of the loan, the full amount may be forgiven as long as loan proceeds are used to cover payroll costs and other specified non-payroll costs (provided any non-payroll costs do not exceed 40% of the forgiven amount) over a 24-week period after the loan is made; and employee and compensation levels are maintained. In the event the Company is required to repay the loan, all payments are deferred for 10 months with accrued interest over this period. Amounts outstanding under the loan bear a fixed interest rate of 1.00% per annum with a maturity date of 2 years from commencement date. The Company has not yet applied for loan forgiveness.

In April 2020, the Company executed a $25,000 non-interest bearing loan with a maturity date of April 16, 2021 with Savings Bank of Mendocino County.