Form 10-Q
period 2020-03-31
THANKSGIVING COFFEE CO INC
filed 2020-11-09
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

On March 31, 2020 the registrant had 1,236,744 shares of common stock, no par value per share, outstanding.

Class	Outstanding at March 31, 2020
Common Equity, no par value	1,236,744 shares

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	tcci	none

FORM 10-Q

PART 1. Financial Information

Item 1. Financial Statements

The condensed financial statements included herein have been prepared by Thanksgiving Coffee Company, Inc. (the Company, or we) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2020 and December 31, 2019, and its results of operations for the three month periods ended March 31, 2020 and March 31, 2019 and its cash flows for the three month periods ended March 31, 2020 and March 31, 2019. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying condensed financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-K.

Thanksgiving Coffee Company, Inc.

Condensed Balance Sheets
Unaudited

	March 31,	December 31,
	2020	2019
		See Note 1
Assets
Current assets
Cash	$398,530	$410,974
Accounts receivable, net of allowance	180,255	218,454
Inventories	255,992	236,258
Prepaid expenses	52,244	49,534
Total current assets	887,021	915,220

Property and equipment, net	262,264	259,490
Right of use leased assets	519,403	543,465
Deposits and other assets	1,056	1,056

Total assets	$1,669,744	$1,719,231

See accompanying notes to condensed financial statements

Thanksgiving Coffee Company, Inc.

Condensed Balance Sheets
Unadudited

	March 31,	December 31,
	2020	2019
		See Note 1
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$285,743	$165,743
Accrued liabilities	40,899	44,996
Current portion of operating lease liabilities	97,843	96,566
Current portion of long-term debt and equipment financing	25,949	25,949
Total current liabilities	450,434	333,254

Long term liabilities
Noncurrent long-term debt and equipment financing	13,619	22,096
Noncurrent operating lease liabilities	421,560	446,899
Total liabilities	885,613	802,249

Shareholders' equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Retained earnings (accumulated deficit)	(102,285)	30,566
Total shareholders' equity	784,131	916,982

Total liabilities and shareholders' equity	$1,669,744	$1,719,231

See accompanying notes to condensed financial statements

Thanksgiving Coffee Company, Inc.

Condensed Statements of Operations
Unaudited

	For the Three Months
	Ended March 31,
	2020	2019
Income
Net sales	$774,526	$1,092,135
Cost of sales	448,422	594,372
Gross profit	326,104	497,763

Operating expenses
Selling, general, and administrative expenses	474,777	385,914
Operating profit (loss)	(148,673)	111,849

Other Income (expense)
Interest expense	(1,100)	(1,636)
Other income, net	17,722	13
Total other income (expense), net	16,622	(1,623)

Income (loss) before income taxes	(132,051)	110,226
Income tax expense	(800)	(800)
Net Income (loss)	$(132,851)	$109,426

Earnings (loss) per share (basic and diluted)	$(0.107)	$0.088

Weighted average number of shares	1,236,744	1,236,744

See accompanying notes to condensed financial statements

Thanksgiving Coffee Company, Inc.

Condensed Statements of Retained Earnings (Accumulated Deficit)
Unaudited

	For the Three Months
	Ended March 31,
	2020	2019

Retained earnings (accumulated deficit), beginning of period	$30,566	$(238,234)

Net income (loss)	(132,851)	109,426

Accumulated deficit, end of period	$(102,285)	$(128,808)

See accompanying notes to condensed financial statements

Thanksgiving Coffee Company, Inc.

Condensed Statements of Cash Flows
Unaudited

	For the Three Months
	March 31,
	2020	2019
Operating activities
Net income (loss)	$(132,851)	$109,426
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	22,125	18,262
Gain on disposal of property and equipment	(14,975)	-

(Increase) decrease in:
Accounts receivable	38,199	(63,193)
Inventories	(19,734)	(23,677)
Prepaid expenses	(2,710)	(8,872)
Deposits and other assets	-	(1,818)
Increase (decrease) in:
Accounts payable	120,000	63,152
Accrued liabilities	(4,097)	(33,839)
Net cash provided by operating activities	5,957	59,441

Investing activities
Purchases of property and equipment	(26,684)	(723)
Insurance recoveries	16,509	-
Net cash used by investing activities	(10,175)	(723)

Financing activities
Repayments of long term debt	(8,226)	(12,991)

Increase (decrease) in cash	(12,444)	45,727
Cash at beginning of period	410,974	153,646
Cash at end of period	$398,530	$199,373

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,100	$1,636
Income taxes	$800	$800

See accompanying notes to condensed financial statements

1. Basis of Presentation

The unaudited condensed financial statements in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies disclosed in the financial statements included in its 2019 Form 10-K filed with the Securities and Exchange Commission (SEC). The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for interim financial information. The unaudited interim condensed consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Financial Statements (including the Significant Accounting Policies and Recent Accounting Pronouncements) included in the Company’s audited financial statements for the year ended December 31, 2019, as filed with the SEC on Form 10-k (the “2019 Report”). The results of operations for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the full year. The unaudited condensed balance sheet at December 31, 2019 was extracted from the audited annual financial statements and does not include all disclosures required by U.S. GAAP for annual financial statements.

Concentration of Risk

In the first quarter of 2020, Customer A accounted for 7%, and Customer B accounted for 6% of the Company’s revenue. A loss of these accounts or any other large account, or a significant reduction in sales to any of the Company’s principal customers, could have an adverse impact on the Company.

As of March 31, 2020, no customers individually accounted for more than 10% of the Company’s accounts receivable. As of March 31, 2019, one customer accounted for approximately 33% of the Company’s accounts receivable.

Income Taxes

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

Leases

Our leases consist of both operating and equipment financing. We categorize leases as either operating leases or equipment financing at the commencement date of the agreement.

We recognize a right-of-use (“ROU”) asset and lease liability for each operating and equipment financing with a contractual term greater than 12 months at the time of lease inception. We do not record leases with an initial term of 12 months or less on our consolidated balance sheet but continue to record rent expense on a straight-line basis over the lease term.

Our lease liability represents the present value of future lease payments over the lease term. We cannot determine the interest rate implicit in all of our leases. Therefore, we use market and term-specific incremental borrowing rates when the rate is not implicit in the agreement. Our incremental borrowing rate for a lease is the rate of interest we expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because we do not borrow on a collateralized basis, we consider a combination of factors, including the risk profile and funding cost of the specific lease, the lease term and the effect of adjusting the rate to reflect consideration of collateral.

Total lease costs recorded as rent and other occupancy costs include fixed operating lease costs, variable lease costs and short-term lease costs, as applicable. We recognize operating lease costs on a straight-line basis over the lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. A significant majority of our leases are related to our corporate warehouse and distribution network and are recorded within selling, general, and administrative operating expenses.

The ROU asset is measured at the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date. For operating leases, ROU assets are reduced over the lease term by the recognized straight-line lease expense less the amount of accretion of the lease liability determined using the effective interest method. For equipment financing, ROU assets are amortized on a straight-line basis over the shorter of the useful life of the leased asset or the lease term. Interest expense on each equipment financing liability is recognized utilizing the effective interest method. ROU assets are tested for impairment in the same manner as long-lived assets. Additionally, we monitor for events or changes in circumstances that may require a reassessment of one of our leases and determine if a remeasurement is required.

Earnings per share

The Company computes basic earnings per share ("EPS") by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible stock. We have no dilutive instruments for the three months ended March 31, 2020 and 2019.

2.	Accounts Receivable

Accounts receivable consist of the following:

	3/31/2020	12/31/2019
Accounts receivable	$185,650	$223,116
Less: allowance for doubtful accounts	(5,395)	(4,662)
Net accounts receivable	$180,255	$218,454

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense for the three months ended March 31, 2020 and 2019 was $733 and $924, respectively.

3.	Inventories

Inventories consist of the following:

	3/31/2020	12/31/2019
Coffee
Unroasted	$160,808	$142,095
Roasted	48,202	35,141
Tea	1,694	1,616
Packaging, supplies and other merchandise held for sale	45,288	57,406
Total inventories	$255,992	$236,258

4. Properties and Equipment

Property and equipment, consist of the following:

	3/31/2020	12/31/2019
Equipment	$497,496	$488,189
Furniture and fixtures	154,513	151,093
Leasehold improvements	368,954	368,954
Transportation equipment	46,898	50,217
Pacakge design	41,000	41,000
Capitalized website development costs	32,708	19,000
Property held under finance leases	325,437	362,280
Total property and equipment	1,467,006	1,480,733
Accumulated depreciation	(1,204,742)	(1,221,243)
Property and equipment, net	$262,264	$259,490

Depreciation and amortization expense for the three months ended March 31, 2020 and 2019 was $22,125 and $18,262 respectively.

5. Operating Leases, and Long-term Debt and Equipment Financing

ASC 842, “Leases (Topic 842)” requires leases with durations greater than twelve months to be recognized on the balance sheet.

We lease a warehouse, heavy machinery, and office equipment under finance and operating leases. As of March 31, 2020, we had three operating and five equipment financings with remaining terms ranging from less than one year to six years. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the term. None of our leases include renewal options. We did not separate lease and non-lease components of contracts for any asset class.

None of our leases require us to provide a residual value guarantee. When available, we use the rate implicit in the lease to discount lease payments to present value; however, some of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Lease Position as of March 31, 2020

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	Classification on the Balance Sheet	March 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$519,403
Equipment financing assets	Property and equipment, net	85,877
Total lease assets		$605,280

Liabilities
Current
Operating	Current maturities of operating leases	$97,843
Equipment financing	Current portion of long-term debt and equipment financing	25,949
Noncurrent
Operating	Noncurrent operating leases	421,560
Equipment financing	Noncurrent long-term debt and equipment financing	13,619
Total lease liabilities		$558,971

Weighted-average remaining lease term
Operating leases		4.00 years
Equipment financing		1.86 years

Weighted-average discount rate
Operating leases		2.45%
Equipment financing		7.30%

Lease Costs

The table below presents certain information related to the lease costs for equipment financing and long-term debt and operating leases for the three months ended March 31, 2020.

Quarter Ended March 31, 2020

Equipment financing and long-term debt cost:	$9,083

Amortization of assets	$8,119
Interest on lease liabilities	964

Operating lease cost:	23,811
Short-term lease cost	-
Variable lease cost	-
Total lease cost	$32,894

Other Information

The table below presents supplemental cash flow information related to leases for the nine months ended March 31, 2020.

Cash paid for amounts included in the measurement of lease liabilities:	Quarter Ended March 31, 2020

Operating cash flows for operating leases	$23,811
Operating cash flows for equipment financing and long-term debt	$964

Financing cash flows for equipment financing and long-term debt	$8,226

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the equipment financing and long-term debt liabilities and operating lease liabilities recorded on the balance sheet.

	Operating Leases	Equipment Financing and Long-term Debt

Period Ending December 31,
2020	$82,476	$15,519
2021	114,448	15,393
2022	109,221	8,581
2023	105,484	2,838
2024	104,342	1,655
2025	43,000	-
Total minimum lease payments	558,971	43,986
Less: amount of lease payments representing interest	(39,568)	(4,418)
Present value of future minimum lease payments	519,403	39,568
Less: current obligations under leases	(97,843)	(25,949)
Long-term lease obligations	$421,560	$13,619

6. Disaggregated Revenue by routes, direct and mail order

Disaggregated information of revenue recognized as follows:

	For the Three months ended March 31
Sales by department	2020	2019
Routes-wholesale	$298,255	$282,926
Direct-wholesale	307,871	702,400
Mailorder-retail	168,400	106,809
Total	$774,526	$1,092,135

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

8. Related Party Transactions

As of March 31, 2020, the Company has green contracts with three cooperatives in Nicaragua, Guatemala and Uganda. Ethical Trading and Investment Company of Nicaragua (ETICO) is the importer for the transactions. Nicholas Hoskyns, a director of the Company, is the managing director of ETICO. At March 31, 2020 and December 31, 2019, amounts owed to ETICO totaled $37,230 and $37,333, respectively. For the first three months ended March 31, 2020 and 2019, we have paid $82,104 and $148,105, respectively. All the amounts owed are current and were paid in accordance with our standard vendor payment policies. The loss of the ETICO relationship could have an adverse effect on the Company’s business in the short term. Management believes other options are available that could be utilized in the event the ETICO relationship was terminated.

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600 (see Note 5). The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The Company is a guarantor on certain debt that the Company’s majority shareholders hold in connection with its corporate headquarters, warehouse and waterfront facilities. The ten-year lease term ends May 31, 2025.

In September 2020, the Company deferred rent payments for its corporate headquarters totaling $17,200 for the months of July and August 2020. As the rental lease was entered into with the majority shareholder, terms of repayment have not been agreed upon as of the date of these financial statements but will be determined upon the improvement of economic conditions.

9. Insurance Recovery

In early 2020, one of our trucks, which was insured, was subject to extensive damage in a traffic accident. The truck was declared unsalvageable by the insurance company. As such, we received cash of $16,509 and recorded a gain of $14,975.

10. Business Segment

The Company operates in one reportable segment. All revenues are derived, and all long-lived assets are held in the U.S.

11. COVID-19 Uncertainty

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

The future impact of the global emergence of COVID-19 on our business is currently unknown. We are closely monitoring the impact of the COVID-19 global outbreak and its resulting impact on our roasting operations and supply chain, with our top priority being the health and safety of our employees, customers, partners, and communities. While we believe our supply chain is in a healthy position, there remains uncertainty related to the public health situation globally. The magnitude of any potential impact is unknown, as it is unclear how long it will take for the overall supply chain to return to normal. We are working closely with our partners and suppliers to manage this process.

12. Subsequent Events

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

Risks that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or that may materially and adversely affect our actual results include, but are not limited to, those discussed in Part II, Item 1A. Risk Factors in the 2019 Report and the additional risk factor regarding COVID-19 discussed in Part II, Item 1A of this Report. Readers should carefully review the risk factors described in the 2019 Report, this Report and in other documents that the Company files from time to time with the SEC.

SUMMARY

Sales of the Company have eroded over the prior years due to declines in the direct distribution sales method of the Company’s business (i.e., delivery by company truck). Increased competition, customer attrition and customers roasting green beans for their own use have all had a negative impact on the Company’s sales. In the first quarter of this year, the Company is experiencing a decrease in sales because one of its distributors has begun roasting their own beans in house. In addition, the Company continues to try a number of strategies that may or may not prove effective in abating these declines. The Company has changed its method of distribution to rely less on direct distribution (with only three routes) and instead uses independent distributors or ships direct (via UPS or other common carrier). In addition, the Company is trying to focus increasing its on-line sales with a continued emphasis on its presence in social media, growing its email list and linking its search optimization. The effects of these changes on the Company’s sales will reduce distribution expenses. Because of the limited impact of these changes, as well as the decrease in gross profit and other factors noted herein, there can be no assurances that the Company will be profitable in any future period, and, as a consequence, the Company is considering various strategic alternatives.

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

Results of Operations

Three months ended March 31, 2020 versus March 31, 2019

	Increase (Decrease)	Percent Change

Net Sales	$(317,609)	(29.1%)
Cost of Sales	(145,950)	(24.6%)
Gross Profit	(171,659)	(34.5%)

Selling, General, and Administrative Expense	88,863	23.0%
Other Income, net	18,245	1124.2%
Net Loss	(242,277)	(221.4%)

Net sales for the three months ended March 31, 2020 were $774,526 a (29.1%) decrease, or $317,609 when compared with net sales of $1,092,135 for the same period in 2019.

Distribution revenues (e.g., revenues generated by the Company’s own truck distribution) were up 15,329 or 5.4% for the three months ended March 31, 2020, when compared with distribution sales for the same period in 2019. The increase is a result of increased volume for existing customers and new customers.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were down $394,529 or (56.2%) for the three months ended March 31, 2020 when compared to national sales for the same period in 2019. The decrease reflects the decrease in volume from a distributor who has begun roasting their own coffee. Thanksgiving is now roasting a selected variety, whereas in the past Thanksgiving was roasting all of their coffee. The distributor is now fully operational.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) increased $61,591 or 57.7% for the three months ended March 31, 2020 when compared to mail order sales for the same period in 2019. The increase is attributable to the increase in our online marketing and social media presence.

Cost of sales for the three months ended March 31, 2020 were $448,422, a (24.6%) decrease, or $145,950 when compared with the cost of sales of $594,372 for the same period in 2019. The decrease reflects the decrease in sales for the previously mentioned distributor who is now roasting their coffee inhouse.

Gross margin percentage (gross profit as a percentage of net sales) for the three months ended March 31, 2020 was 42.1% percentage points when compared with the gross margin of 45.6% for the same period in 2019. This was largely due to an increase in the cost per unit in first quarter of 2020 compared to first quarter of 2019.

Selling, general, and administrative expenses were $474,777 for the three months ended March 31, 2020, an increase of 23% when compared with the selling, general, and administrative expenses of $385,914 for the same period in 2019. The increase was a result of an increase in professional fees.

As a result of the foregoing factors, the Company had a net loss of $132,851 for the three months ended March 31, 2020, compared to net income of $109,426 for the same period in 2019.

To summarize the Company’s first quarter overall sales are down over the prior period. The decline was in national revenue, due to one customer whose decrease in sales attributed to the decrease. It is noted the cost of sales decreased as well because of the decrease in volume of green beans roasted to fulfill orders.

Direct routes and mail order revenues increased due to the increase of online marketing and social media presence. The Company completed upgrades to the website, links, and social media outlets, in January of 2020. In addition, the Company introduced a new product to the marketplace and re-introduced another product in early 2020. Overall, our expenses have decreased in advertising, freight and the online mail order aspect of the Company but have increased in other areas, such as professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, the Company had working capital of $436,587 versus working capital of $581,966 as of December 31, 2019. The decrease in working capital is due primarily to the increase in accounts payable as of March 31, 2020.

Net cash provided by operating activities was $5,957 for the three months ended March 31, 2020 compared to net cash provided by activities of $59,441 during the same period in 2019. The decrease in cash was due to a decrease in roasting for one distributor.

Net cash used in investing activities was ($10,175) for the three months ended March 31, 2020 compared to ($723) used in the same period in 2019. Investing activities comprised of purchases of property and equipment for $26,684 and receiving $16,509 from insurance recoveries.

Net cash used in financing activities for the three months ended March 31, 2020 was ($8,226) compared to net cash used in financing activities of ($12,991) during the same period in 2019. The cash used by financing activities was a result of paying existing debt in both periods.

At March 31, 2020, the Company had total borrowings of $39,568.

CONTRACTUAL OBLIGATIONS

At March 31, 2020, our contractual obligations are as follows:

	Payments Due By Period (including interest)
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Equipment Financings	$43,986	15,519	26,812	1,655	$-

Operating Leases	25,771	5,076	19,553	1,142	-

Real Estate Leases	533,200	77,400	309,600	146,200	-

Total Cash Obligations	$602,957	$97,995	$355,965	$148,997	$-

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

RELATED PARTY TRANSACTIONS

From time to time, the Company enters into various transactions with its majority shareholders, Paul and Joan Katzeff. See note “8 — Related Party Transactions” in the Notes to the Financial Statements included in the Company’s 10-K, as filed with the SEC. In addition, see note “8- Related Party Transaction” in regards to ETICO green bean purchases for 2020.

SEASONALITY AND OTHER FACTORS AFFECTING PERFORMANCE

The Company’s business is seasonal in nature. The seasonal availability of green bean coffee in the first two quarters of the year and increased sales in the last quarter historically create a high use of cash and a build up in inventories in the first two quarters, with a corresponding decrease in inventory and increase in cash in the last quarter. In 2020, the Company has been increasing its inventory supply, resulting in increased inventory supplies on hand.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and President, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer, and the President concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter to which this report related that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

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

We face risks related to health pandemics, particularly the outbreak of COVID-19, which could adversely affect our business and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Financial Statement Schedules

Not Applicable

Exhibits

Exhibits

3.1	Restated Articles of Incorporation of the Company.****
3.2	Bylaws of the Company and amendments.****
10.4	Sample Coffee Purchase Agreement.**
10.10	License Agreement between the Company and the American Birding Association, Inc. and amendment.**
10.13	Lease agreement for the Company’s headquarters and manufacturing and storage facility dated November 1, 2005 and amendment.**
14.1	Code of Ethics***
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*
31.2	Certification of President Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
**	Incorporated by reference to the exhibits to the Company’s Form 10-K for the year ended December 31, 2019.
***	Incorporated by reference to the exhibits to the Company’s Form 10-KSB for the year ended December 31, 2003.
****	Incorporated by reference to the exhibits to the Company's Form 10-Q for the quarter ended September 30, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this Quarterly Report to be signed on it’s behalf by the undersigned, thereunto duly authorized.

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Paul Katzeff	Chief Executive Officer	November 9, 2020
Paul Katzeff

/s/ Joan Katzeff	President	November 9, 2020
Joan Katzeff