Form 10-Q
period 2020-06-30
THANKSGIVING COFFEE CO INC
filed 2020-11-23
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

On June 30, 2020 the registrant had 1,236,744 shares of common stock, no par value per share, outstanding.

Class	Outstanding at June 30, 2020
Common Equity, no par value	1,236,744 shares

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	tcci	none

FORM 10-Q

PART 1. Financial Information

Item 1. Financial Statements

The condensed financial statements included herein have been prepared by Thanksgiving Coffee Company, Inc. (the Company, or we) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2020 and December 31, 2019, and its results of operations for the three and six month periods ended June 30, 2020 and June 30, 2019 and its cash flows for the six month periods ended June 30, 2020 and June 30, 2019. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying condensed financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-K.

Thanksgiving Coffee Company, Inc.

Condensed Balance Sheets
Unaudited

	June 30,	December 31,
	2020	2019
		See Note 1
Assets
Current assets
Cash	$554,549	$410,974
Accounts receivable, net of allowance	177,764	218,454
Inventories	222,148	236,258
Prepaid expenses	62,346	49,534
Total current assets	1,016,807	915,220

Property and equipment, net	242,047	259,490
Right of use leased assets	495,438	543,465
Deposits and other assets	945	1,056

Total assets	$1,755,237	$1,719,231

See accompanying notes to condensed financial statements

Thanksgiving Coffee Company, Inc.

Condensed Balance Sheets
Unadudited

	June 30,	December 31,
	2020	2019
		See Note 1
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$283,091	$165,743
Notes payable	25,000	-
Accrued liabilities	29,415	44,996
Current portion of operating lease liabilities	98,830	96,566
Current portion of long term debt and equipment financing	17,096	25,949
Total current liabilities	453,432	333,254

Long term liabilities
Noncurrent long-term debt and equipment financing	207,289	22,096
Noncurrent operating lease liabilities	396,608	446,899
Total liabilities	1,057,329	802,249

Shareholders' equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Retained earnings (accumulated deficit)	(188,508)	30,566
Total shareholders' equity	697,908	916,982

Total liabilities and shareholders' equity	$1,755,237	$1,719,231

See accompanying notes to condensed financial statements

Thanksgiving Coffee Company, Inc.

Condensed Statements of Operations
Unaudited

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Income
Net sales	$844,590	$1,161,644	$1,619,116	$2,253,779
Cost of sales	510,197	641,348	958,619	1,235,720
Gross profit	334,393	520,296	660,497	1,018,059

Operating expenses
Selling, general, and administrative expenses	420,028	363,615	894,810	749,530
Operating profit (loss)	(85,635)	156,681	(234,313)	268,529

Other Income (expense)
Interest expense	(760)	(1,433)	(1,860)	(3,069)
Other income, net	172	186	17,899	199
Total other income (expense), net	(588)	(1,247)	16,039	(2,870)

Income (loss) before income taxes	(86,223)	155,434	(218,274)	265,659
Income tax expense	0	(37)	(800)	(837)
Net Income (loss)	$(86,223)	$155,397	$(219,074)	$264,822

Earnings (loss) per share (basic and diluted)	$(0.070)	$0.126	$(0.177)	$0.214

Weighted average number of shares	1,236,744	1,236,744	1,236,744	1,236,744

See accompanying notes to condensed financial statements

Thanksgiving Coffee Company, Inc.

Condensed Statements of Retained Earnings (Accumulated Deficit)
Unaudited

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019

Retained earnings (accumulated deficit), beginning of period	$(102,285)	$(128,808)	$30,566	$(238,234)

Net income (loss)	(86,223)	155,396	(219,074)	264,822

Retained earnings (accumulated deficit), end of period	$(188,508)	$26,588	$(188,508)	$26,588

See accompanying notes to condensed financial statements

Thanksgiving Coffee Company, Inc.

Condensed Statements of Cash Flows
Unaudited

	For the Six Months
	June 30,
	2020	2019
Operating activities
Net income (loss)	$(219,074)	$264,822
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	39,455	34,671
Net gain on disposal of property and equipment	(5,759)	-

(Increase) decrease in:
Accounts receivable	40,690	(38,673)
Inventories	14,110	(11,346)
Prepaid expenses	(12,812)	19,516
Deposits and other assets	111	(10,000)
Increase (decrease) in:
Accounts payable	117,348	3,899
Accrued liabilities	(15,581)	5,466
Net cash provided by (used in) operating activities	(41,512)	268,355

Investing activities
Purchases of property and equipment	(32,762)	(723)
Proceeds from insurance recovery	16,509	-
Net cash used in investing activities	(16,253)	(723)

Financing activities
Proceeds from borrowings	214,228	-
Repayments of long term debt	(12,888)	(41,006)
Net cash provided by (used in) financing activities	201,340	(41,006)

Increase in cash	143,575	226,626
Cash at beginning of period	410,974	153,646
Cash at end of period	$554,549	$380,272

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,860	$3,069
Income taxes	$800	$837

See accompanying notes to condensed financial statements

1. Basis of Presentation

The unaudited condensed financial statements in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies disclosed in the financial statements included in its 2019 Form 10-K filed with the Securities and Exchange Commission (SEC). The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for interim financial information. The unaudited interim condensed consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Financial Statements (including the Significant Accounting Policies and Recent Accounting Pronouncements) included in the Company’s audited financial statements for the year ended December 31, 2019, as filed with the SEC on Form 10-K (the “2019 Report”). Results of operations for interim periods are not necessarily indicative of annual results of operations. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of results to be expected for the full year. The unaudited condensed balance sheet at December 31, 2020 was extracted from the audited annual financial statements and does not include all disclosures required by U.S. GAAP for annual financial statements.

Concentration of Risk

For the three months ended June 30, 2020, Customer A accounted for 25%, of the Company’s revenue. For the six months ended June 30, 2020, Customer A accounted for 16%, of the Company’s revenue. A loss of this accounts or any other large account, or a significant reduction in sales to any of the Company’s principal customers, could have an adverse impact on the Company.

As of June 30, 2020, one customer accounted for approximately 30% of the Company’s accounts receivable. As of December 31, 2019, one customer accounted for approximately 21% of the Company’s accounts receivable.

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

Revenue Recognition

The Company recognizes revenue in accordance with the five-step model as prescribed by Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for the goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize the revenue when (or as) the entity satisfies a performance obligation.

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

Total lease costs recorded as rent and other occupancy costs include fixed operating lease costs, variable lease costs and short-term lease costs, as applicable. We recognize operating lease costs on a straight-line basis over the lease term. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. A significant majority of our leases are related to our corporate warehouse and distribution network and are recorded within selling, general, and administrative expenses.

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

Earnings (Loss) per Share

The Company computes basic earnings (loss) per share ("EPS") by dividing net earnings (loss) for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible stock. We have no dilutive instruments for the three months and six months ended June 30, 2020 and 2019.

2. Accounts Receivable

Accounts receivable consist of the following:

	6/30/2020	12/31/2019
Accounts receivable	$181,696	$223,116
Less: allowance for doubtful accounts	(3,932)	(4,662)
Net accounts receivable	$177,764	$218,454

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense (recovery) for the three months ended June 30, 2020 and 2019 was $(3) and $5,206, respectively. Bad debt expense for the six months ended June 30, 2020 and 2019 was $730 and $6,130, respectively.

3. Inventories

Inventories consist of the following:

	6/30/2020	12/31/2019
Coffee
Unroasted	$138,097	$142,095
Roasted	39,187	35,141
Tea	1,445	1,616
Packaging, supplies, and other merchandise held for sale	43,419	57,406
Total inventories	$222,148	$236,258

4. Properties and Equipment

Property and equipment, consist of the following:

	6/30/2020	12/31/2019
Equipment	$494,611	$488,189
Furniture and fixtures	154,512	151,093
Leasehold improvements	368,954	368,954
Transportation equipment	45,792	50,217
Pacakge design	41,000	41,000
Capitalized website development costs	32,708	19,000
Property held under finance leases	325,437	362,280
Total property and equipment	1,463,014	1,480,733
Accumulated depreciation	(1,220,967)	(1,221,243)
Property and equipment, net	$242,047	$259,490

Depreciation and amortization expense for the six months ended June 30, 2020 and 2019 was $39,455 and $34,671, respectively. Depreciation and amortization expense for the three months ended June 30, 2020 and 2019 was $17,330 and $16,409 respectively.

5. Operating Leases, and Long-term Debt and Equipment Financing

ASC 842, “Leases (Topic 842)” requires leases with durations greater than twelve months to be recognized on the balance sheet.

We lease a warehouse, heavy machinery, and office equipment under finance and operating leases. As of June 30, 2020, we had three operating and four equipment financing and long-term debt with remaining terms ranging from less than one year to five years. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the term. Some of our leases include renewal options that are factored into our determination of lease payments when appropriate. We did not separate lease and non-lease components of contracts for any asset class.

None of our leases require us to provide a residual value guarantee. When available, we use the rate implicit in the lease to discount lease payments to present value; however, some of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Lease Position as of June 30, 2020

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	Classification on the Balance Sheet	June 30, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$495,438
Equipment financing assets	Property and equipment, net	83,202
Total lease assets		$578,640

Liabilities
Current
Operating	Current portions of operating leases	$98,830
Equipment financing	Current portion of long-term debt and equipment financing	17,096
Noncurrent
Operating	Noncurrent operating leases	396,608
Equipment financing and long-term debt	Noncurrent long-term debt and equipment financing	18,061
Total lease liabilities		$530,595

Weighted-average remaining lease term
Operating leases (in years)		3.75
Equipment financing (in years)		2.07

Weighted-average discount rate
Operating leases		2.45%
Equipment financing		8.64%

Lease Costs

The table below presents certain information related to the lease costs for finance and operating leases for the six months ended June 30, 2020.

Six Months Ended June 30, 2020

Equipment financing and long-term debt costs:	$16,563

Amortization of assets	$14,703
Interest on equipment financing and long-term debt	1,860

Operating lease cost:	54,984
Short-term lease cost	-
Variable lease cost	-
Total lease cost	$71,547

Other Information

The table below presents supplemental cash flow information related to operating leases and equipment financing and long-term debt for the six months ended June 30, 2020.

Cash paid for amounts included in the measurement of lease liabilities:	Six Months Ended June 30, 2020

Operating cash flows for operating leases	$54,984
Operating cash flows for equipment financing and long-term debt	$1,860

Financing cash flows for equipment financing and long-term debt	$12,888

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the equipment financing and long-term debt liabilities and operating lease liabilities recorded on the balance sheet.

	Operating Leases	Equipment Financing

Period Ending December 31,
2020	$54,984	$10,864
2021	112,928	15,393
2022	109,221	8,581
2023	105,484	2,838
2024	105,342	1,654
2025	43,000	-
Total minimum lease payments and equipment financing	530,959	39,330
Less: amount of lease payments representing interest	(35,521)	(4,173)
Present value of future minimum lease payments and equipment financing	495,438	35,157
Less: current obligations under leases and equipment financing	(98,830)	(17,096)
Long-term lease and equipment financing obligations	$396,608	$18,061

6. Disaggregated Revenue by routes, direct and mail order

Disaggregated information of revenue recognized as follows:

	For the Three months ended June 30
Sales by department	2020	2019
Routes-wholesale	$232,904	$305,043
Direct-wholesale	382,809	755,386
Mailorder-retail	228,877	101,215
Total	$844,590	$1,161,644

	For the Six months ended June 30
Sales by department	2020	2019
Routes-wholesale	$531,159	$587,968
Direct-wholesale	690,680	1,457,787
Mailorder-retail	397,277	208,024
Total	$1,619,116	$2,253,779

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

8. Related Party Transactions

As of June 30, 2020, the Company has green contracts with three cooperatives in Nicaragua, Guatemala and Uganda. Ethical Trading and Investment Company of Nicaragua (ETICO) is the importer for the transactions. Nicholas Hoskyns, a director of the Company, is the managing director of ETICO. At June 30, 2020 and December 31, 2019, amounts owed to ETICO totaled $40,726 and $37,333, respectively. For the first six months ended June 30, 2020 and 2019, we have paid $257,558 and $290,930, respectively. All the amounts owed are current and were paid in accordance with our standard vendor payment policies. The loss of the ETICO relationship could have an adverse effect on the Company’s business in the short term. Management believes other options are available that could be utilized in the event the ETICO relationship was terminated.

The Company leases its corporate headquarters, warehouse and waterfront facilities from Paul and Joan Katzeff (the Company’s majority shareholders). The lease is classified as an operating lease and provides for monthly rental payments of $8,600. The Company is responsible for all real estate taxes, insurance and maintenance costs related to the facilities. The Company is a guarantor on certain debt that the Company’s majority shareholders hold in connection with its corporate headquarters, warehouse and waterfront facilities. The ten-year lease term ends in May 2025.

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

10. COVID-19 Uncertainty and Related Activity

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

In April 2020, the Company successfully secured a $189,228 Small Business Association (“SBA”) loan under the Payroll Protection Program to secure payroll expenses for otherwise furloughed employees impacted by government imposed shelter in place orders. Per the terms of the loan, the full amount may be forgiven as long as loan proceeds are used to cover payroll costs and other specified non-payroll costs (provided any non-payroll costs do not exceed 40% of the forgiven amount) over a 24-week period after the loan is made; and employee and compensation levels are maintained. In the event the Company is required to repay the loan, all payments are deferred for 10 months with accrued interest over this period. Amounts outstanding under the loan bear a fixed interest rate of 1.00% per annum with a maturity date of 2 years from commencement date. The Company has not yet applied for loan forgiveness. If the loan is not forgiven, future debt maturities would be $113,537 and $75,691 for the years ending December 31, 2021 and 2022, respectively.

The SBA loan is being accounted for under ASC 470, Debt whereby interest expense is being accrued at the contractual rate and future debt maturities are based on the assumption that none of the principal balance will be forgiven. Forgiveness, if any, will be recognized as a gain on extinguishment when the lender legally releases the Company based on the criteria set forth in the debt agreement and the CARES Act.

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

SUMMARY

Sales of the Company have eroded over the prior years due to declines in the direct distribution sales method of the Company’s business (i.e., delivery by company truck). Increased competition, customer attrition and customers roasting green beans for their own use have all had a negative impact on the Company’s sales. In the first and second quarter of this year, the Company is experiencing a decrease in sales because one of its distributors has begun roasting their own beans in house. In addition, the Company continues to try a number of strategies that may or may not prove effective in abating these declines. The Company has changed its method of distribution to rely less on direct distribution (with only three routes) and instead uses independent distributors or ships direct (via UPS or other common carrier). The Company is also trying to focus increasing toward its on-line sales with a continued emphasis on its presence in social media, growing its email list and linking its search optimization. The effects of these changes on the Company’s sales will reduce distribution expenses. Because of the limited impact of these changes, as well as the decrease in Gross Profit and other factors noted herein, there can be no assurances that the Company will be profitable in any future period, and, as a consequence, the Company is considering various strategic alternatives.

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

Results of Operations

Six months ended June 30, 2020 versus June 30, 2019

	Increase (Decrease)	Percent Change

Net Sales	$(634,663)	(28.2%)
Cost of Sales	(277,101)	(22.4%)
Gross Profit	(357,562)	(35.1%)

Selling, General, and Administrative Expenses	145,280	19.4%
Other, net	18,909	658.9%
Net Loss	(483,896)	(182.7%)

Net sales for the six months ended June 30, 2020 were $1,619,116 down 28%, or $634,663 when compared with net sales of $2,253,779 for the same period in fiscal 2019.

Distribution revenues (e.g., revenues generated by the Company’s own truck distribution) were down $56,809 or 10% for the six months ended June 30, 2020, when compared with distribution sales for the same period in 2019. The decline appears to be a result of slower volume for existing customers and no customers have been lost.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were down $767,107 or 53% for the six months ended June 30, 2020 when compared to national sales for the same period in 2019. The decrease reflects the decrease in volume from a distributor who has begun roasting their own coffee. Thanksgiving is now roasting a selected variety, whereas in the past Thanksgiving was roasting all of their coffee. The distributor is now fully operational.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) increased $189,253 or 91% for the six months ended June 30, 2020 when compared to mail order sales for the same period in 2019. The increase is attributable to the increase in our online marketing and social media presence.

Cost of sales for the six months ended June 30, 2020 was $958,619 down 22.4%, or $277,101 when compared with the cost of sales of $1,235,720 for the same period in 2019. The decrease reflects the decrease in the overall sales in the six months of 2020.

Gross margin percentage (gross profit as a percentage of net sales) for the six months ended June 30, 2020 was 41% percentage points when compared with the gross margin of 45% for the same period in 2019. This is due to a rise in cost per unit sold this year compared to the prior period, specifically due to the increase in green bean costs.

Selling, general, and administrative expenses were $894,810 for the six months ended June 30, 2020, an increase of 19.4% when compared with the selling, general, and administrative expenses of $749,530 for the same period in 2019. The increase was a result of an increase in professional fees.

As a result of the foregoing factors, the Company had a net loss of $219,074 for the six months ended June 30, 2020, compared to a net income of $264,822 for the same period in 2019.

Quarter Ended June 30, 2020

To summarize the Company’s second quarter overall sales are down over the prior period. The decline was in national revenue, due to one customer whose decrease in sales attributed to the decrease. It is noted the cost of sales decreased as well because of the decrease in volume of green beans roasted to fulfill orders.

Direct routes and mail order revenues increased due to the increase of online marketing and social media presence. The Company completed upgrades to the website, links, and social media outlets, in January of 2020. In addition, the Company introduced a new product to the marketplace and re-introduced another product in early 2020. Overall, our expenses have decreased in advertising, freight, and the online mail order aspect of the Company but have increased in other areas, such as professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, the Company had working capital of $563,123 versus working capital of $581,966 as of December 31, 2019. The decrease in working capital is due primarily to the decrease in accounts receivable due to the reduced sales.

Net cash used in operating activities was ($41,512) for the six months ended June 30, 2020 compared to net cash provided by activities of $268,355 during the same period in 2019. The decrease in operating cash was due to the net loss, partially offset by an increase in accounts payable.

Net cash used in investing activities was ($16,253) for the six months ended June 30, 2020 compared to ($723) used in the same period in 2019. This increased use of cash was due to purchases of property, plant, and equipment. Investing activities comprised of purchases of property and equipment for $32,762 and receiving $16,509 from insurance recoveries.

Net cash provided by financing activities for the six months ended June 30, 2020 was $201,340 compared to net cash used in financing activities of ($41,006) during the same period in 2019. The cash provided by financing activities was a result of proceeds from the Paycheck Protection Program (PPP) promissory note of $189,228 and a commercial loan of $25,000, partially offset by payment of equipment financings of $12,888.

At June 30, 2020, the Company had total borrowings of $249,385.

At June 30, 2020, our contractual obligations are as follows:

	Payments Due By Period
Contractual Obligations	Total	Less than One year	1-3 years	4-5 years	After 5 years
Equipment Financing (including interest)	$39,330	$10,864	$26,812	$1,654	$-

Operating Leases	$23,559	$3,384	$18,033	$2,142	$-

Real Estate Leases	$507,400	$51,600	$309,600	$146,200	$-

PPP promissory note (if not forgiven)	$189,228	$-	$189,228	$-	$-

Commercial Loan	$25,000	$25,000	$-	$-	$-

Total Cash Obligations	$784,517	$90,848	$543,673	$149,996	$-

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

RELATED PARTY TRANSACTIONS

From time to time, the Company enters into various transactions with its majority shareholders, Paul and Joan Katzeff. See note “11 — Related Party Transactions” in the Notes to the Financial Statements included in the Company’s 10-K, as filed with the SEC. In addition, see note “8- Related Party Transaction” in regards to ETICO green bean purchases for 2020 in the Notes to the condensed Financial Statements included in this 10-Q.

SEASONALITY AND OTHER FACTORS AFFECTING PERFORMANCE

The Company’s business is seasonal in nature. The seasonal availability of green bean coffee in the first two quarters of the year and increased sales in the last quarter historically create a high use of cash and a buildup in inventories in the first two quarters, with a corresponding decrease in inventory and increase in cash in the last quarter. In 2020, the Company has been decreasing its inventory supply, resulting in decreased inventory supplies on hand, due to lowered demanded and the COVID-19 pandemic.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and President, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer, and the President concluded that the Company’s disclosure controls and procedures were effective.

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

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Paul Katzeff	Chief Executive Officer	November 23, 2020
Paul Katzeff

/s/ Joan Katzeff	President	November 23, 2020
Joan Katzeff