Form 10-Q
period 2020-09-30
THANKSGIVING COFFEE CO INC
filed 2020-12-18
CIK 949852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

On September 30, 2020 the registrant had 1,236,744 shares of common stock, no par value per share, outstanding.

Class	Outstanding at September 30, 2020
Common Equity, no par value	1,236,744 shares

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	tcci	none

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Condensed Balance Sheets as of September 30, 2020 and December 31, 2019 (unaudited).	5

	Condensed Statements of Operations for the three months and nine months ended September 30, 2020 and September 30, 2019 (unaudited)	7

	Condensed Statement of Retained Earnings (Accumulated Deficit) for the three months and nine months ended September 30, 2020 and September 30, 2019 (unaudited).	8

	Condensed Statements of Cash Flows for the nine months ended September 30, 2020 and September 30, 2019 (unaudited)	9

	Notes to Condensed Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Signatures		22

PART 1. Financial Information

Item 1. Financial Statements

The condensed financial statements included herein have been prepared by Thanksgiving Coffee Company, Inc. (the Company, or we) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2020 and December 31, 2019, and its results of operations for the three and nine month periods ended September 30, 2020 and 2019 and its cash flows for the nine month periods ended September 30, 2020 and 2019. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying condensed financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-K.

Thanksgiving Coffee Company, Inc.

Condensed Balance Sheets
Unaudited

	September 30,	December 31,
	2020	2019
		See Note 1
Assets
Current assets
Cash	$662,472	$410,974
Accounts receivable, net of allowance	213,555	218,454
Inventories	261,973	236,258
Prepaid expenses	46,730	49,534
Total current assets	1,184,730	915,220

Property and equipment, net	236,132	259,490
Right of use leased assets	471,117	543,465
Deposits and other assets	4,545	1,056

Total assets	$1,896,524	$1,719,231

See accompanying notes to condensed financial statements

Thanksgiving Coffee Company, Inc.

Condensed Balance Sheets
Unadudited

	September 30,	December 31,
	2020	2019
		See Note 1
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$229,784	$165,743
Notes payable	25,000	-
Accrued liabilities	79,812	44,996
Current portion of operating lease liabilities	99,098	96,566
Current portion of long term debt and equipment financing	71,592	25,949
Total current liabilities	505,286	333,254

Long term liabilities
Noncurrent long-term debt and equipment financing	148,755	22,096
Noncurrent operating lease liabilities	372,019	446,899
Total liabilities	1,026,060	802,249

Shareholders' equity
Common stock, no par value, 1,960,000 shares authorized, 1,236,744 shares issued and outstanding	861,816	861,816
Additional paid in capital	24,600	24,600
Retained earnings (accumulated deficit)	(15,952)	30,566
Total shareholders' equity	870,464	916,982

Total liabilities and shareholders' equity	$1,896,524	$1,719,231

See accompanying notes to condensed financial statements

Thanksgiving Coffee Company, Inc.

Condensed Statements of Operations
Unaudited

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Income
Net sales	$1,210,517	$866,775	$2,829,633	$3,120,554
Cost of sales	596,711	514,016	1,555,330	1,749,736
Gross profit	613,806	352,759	1,274,303	1,370,818

Operating expenses
Selling, general, and administrative expenses	429,507	346,082	1,324,317	1,095,802
Operating profit (loss)	184,299	6,677	(50,014)	275,016

Other Income (expense)
Interest expense	(468)	(1,407)	(2,328)	(4,476)
Other income (expenses), net	(516)	(24,227)	17,383	(24,028)
Total other income (expense), net	(984)	(25,634)	15,055	(28,504)

Income (loss) before income taxes	183,315	(18,957)	(34,959)	246,512
Income tax expense	(10,759)	(9,557)	(11,559)	(10,393)
Net Income (loss)	$172,556	$(28,514)	$(46,518)	$236,119

Earnings (loss) per share (basic and diluted)	$0.140	$(0.023)	$(0.038)	$0.191

Weighted average number of shares	1,236,744	1,236,744	1,236,744	1,236,744

See accompanying notes to condensed financial statements

Thanksgiving Coffee Company, Inc.

Condensed Statements of Retained Earnings (Accumulated Deficit)
Unaudited

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019

Retained earnings (accumulated deficit), beginning of period	$(188,508)	$26,399	$30,566	$(238,234)

Net income (loss)	172,556	(28,514)	(46,518)	236,119

Accumulated deficit, end of period	$(15,952)	$(2,115)	$(15,952)	$(2,115)

See accompanying notes to condensed financial statements

Thanksgiving Coffee Company, Inc.

Condensed Statements of Cash Flows
Unaudited

	For the Nine Months
	September 30,
	2020	2019
Operating activities
Net income (loss)	$(46,518)	$236,119
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	56,867	51,633
Net gain on disposal of property and equipment	(5,759)	-

(Increase) decrease in:
Accounts receivable	4,899	(26,529)
Inventories	(25,715)	(31,469)
Prepaid expenses	2,804	19,818
Other assets	(3,489)	(2,908)
Increase (decrease) in:
Accounts payable	64,041	(28,458)
Accrued liabilities	34,816	(3,481)
Net cash provided by operating activities	81,946	214,725

Investing activities
Purchases of property and equipment	(44,259)	(724)
Proceeds from insurance recovery	16,509	-
Net cash used in investing activities	(27,750)	(724)

Financing activities
Proceeds from borrowings	214,228	-
Repayments of long term debt	(16,926)	(40,943)
Net cash provided by (used in) financing activities	197,302	(40,943)

Increase in cash	251,498	173,058
Cash at beginning of period	410,974	153,646
Cash at end of period	$662,472	$326,704

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,328	$4,476
Income taxes	$11,559	$837

See accompanying notes to condensed financial statements

1. Basis of Presentation

The unaudited condensed financial statements in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies disclosed in the financial statements included in its 2019 Form 10-K filed with the Securities and Exchange Commission (SEC). The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for interim financial information. The unaudited interim condensed consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Financial Statements (including the Significant Accounting Policies and Recent Accounting Pronouncements) included in the Company’s audited financial statements for the year ended December 31, 2019, as filed with the SEC on Form 10-K (the “2019 Report”). Results of operations for interim periods are not necessarily indicative of annual results of operations. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the full year. The unaudited condensed balance sheet at December 31, 2019 was extracted from the audited annual financial statements and does not include all disclosures required by U.S. GAAP for annual financial statements.

Concentration of Risk

For the three months ended September 30, 2020, Customer A accounted for 46%, of the Company’s revenue. For the nine months ended September 30, 2020, Customer A accounted for 29%, of the Company’s revenue. A loss of this account or any other large account, or a significant reduction in sales to any of the Company’s principal customers, could have an adverse impact on the Company.

As of September 30, 2020, one customer accounted for approximately 41% of the Company’s accounts receivable. As of December 31, 2019, one customer accounted for approximately 21% of the Company’s accounts receivable.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

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

Earnings (Loss) per Share

The Company computes basic earnings (loss) per share ("EPS") by dividing net earnings (loss) for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible stock. We have no dilutive instruments for the three months and nine months ended September 30, 2020 and 2019.

2. Accounts Receivable

Accounts receivable consist of the following:

	9/30/2020	12/31/2019
Accounts receivable	$217,230	$223,116
Less: allowance for doubtful accounts	(3,675)	(4,662)
Net accounts receivable	$213,555	$218,454

The Company utilizes a percentage method to establish the allowance for doubtful accounts. The estimated allowance ranges from 1% to 10% of outstanding receivables based on factors pertaining to the credit risk of specific customers, historical trends and other information. Delinquent accounts are written off when it is determined that amounts are uncollectible. Bad debt expense for the three months ended September 30, 2020 and 2019 was $65 and $1,236, respectively. Bad debt expense for the nine months ended September 30, 2020 and 2019 was $795 and $8,795, respectively.

3. Inventories

Inventories consist of the following:

	9/30/2020	12/31/2019
Coffee
Unroasted	$173,560	$142,095
Roasted	37,717	35,141
Tea	987	1,616
Packaging, supplies, and other merchandise held for sale	49,709	57,406
Total inventories	$261,973	$236,258

4. Properties and Equipment

Property and equipment, consist of the following:

	9/30/2020	12/31/2019
Equipment	$504,687	$488,189
Furniture and fixtures	155,932	151,093
Leasehold improvements	368,954	368,954
Transportation equipment	44,687	50,217
Pacakge design	41,000	41,000
Capitalized website development costs	32,708	19,000
Property held under financings	325,437	362,280
Total property and equipment	1,473,405	1,480,733
Accumulated depreciation	(1,237,273)	(1,221,243)
Property and equipment, net	$236,132	$259,490

Depreciation and amortization expense for the nine months ended September 30, 2020 and 2019 was $56,867 and $51,633, respectively. Depreciation and amortization expense for the three months ended September 30, 2020 and 2019 was $17,412 and $16,409 respectively.

5. Operating Leases, and Long-term Debt and Equipment Financing

ASC 842, “Leases (Topic 842)” requires leases with durations greater than twelve months to be recognized on the balance sheet.

We lease a warehouse, heavy machinery, and office equipment under finance and operating leases. As of September 30, 2020, we had three operating leases and four equipment financings and long-term debt with remaining terms ranging from less than one year to five years. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the term. Some of our leases include renewal options that are factored into our determination of lease payments when appropriate. We did not separate lease and non-lease components of contracts for any asset class.

None of our leases require us to provide a residual value guarantee. When available, we use the rate implicit in the lease to discount lease payments to present value; however, some of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Lease Position as of September 30, 2020

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	Classification on the Balance Sheet	September 30, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$471,117
Equipment financing assets	Property and equipment, net	72,709
Total lease assets		$543,826

Liabilities
Current
Operating	Current portions of operating leases	$99,098
Equipment financing	Current portion of long-term debt and equipment financing	14,824
Noncurrent
Operating	Noncurrent operating leases	372,019
Equipment financing and long-term debt	Noncurrent long-term debt and equipment financing	16,295
Total lease liabilities		$502,236

Weighted-average remaining lease term
Operating leases (in years)		3.50
Equipment financing (in years)		1.82

Weighted-average discount rate
Operating leases		2.45%
Equipment financing		8.64%

Lease Costs

The table below presents certain information related to the lease costs for equipment financings and operating leases for the nine months ended September 30, 2020.

Nine Months Ended September 30, 2020

Equipment financing and long-term debt costs:	$23,614

Amortization of assets	$21,286
Interest on equipment financing and long-term debt	2,328

Operating lease cost	82,476
Short-term lease cost	-
Variable lease cost	-
Total lease cost	$106,090

Other Information

The table below presents supplemental cash flow information related to operating leases and equipment financing and long-term debt for the nine months ended September 30, 2020.

Cash paid for amounts included in the measurement of lease liabilities:	Nine Months Ended September 30, 2020

Operating cash flows for operating leases	$82,476
Operating cash flows for equipment financing and long-term debt	$2,328

Financing cash flows for equipment financing and long-term debt	$16,926

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the equipment financing and long-term debt liabilities and operating lease liabilities recorded on the balance sheet.

	Operating Leases	Equipment Financing

Period Ending December 31,
2020	$27,492	$6,209
2021	109,968	15,393
2022	109,221	8,581
2023	105,484	2,838
2024	104,342	1,655
2025	43,000	-
Total minimum lease payments and equipment financings	499,507	34,676
Less: amount of lease payments representing interest	(28,390)	(3,557)
Present value of future minimum lease payments and equipment financings	471,117	31,119
Less: current obligations under leases and equipment financings	(99,098)	(14,824)
Long-term lease and equipment financing obligations	$372,019	$16,295

6. Disaggregated Revenue by routes, direct and mail order

Disaggregated information of revenue recognized is as follows:

	For the Three months ended September 30
Sales by department	2020	2019
Routes-wholesale	$277,049	$316,621
Direct-wholesale	744,016	453,201
Mailorder-retail	189,452	96,953
Total	$1,210,517	$866,775

	For the Nine months ended September 30
Sales by department	2020	2019
Routes-wholesale	$808,208	$904,589
Direct-wholesale	1,434,696	1,910,988
Mailorder-retail	586,729	304,977
Total	$2,829,633	$3,120,554

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

8. Related Party Transactions

As of September 30, 2020, the Company has green contracts with three cooperatives in Nicaragua, Guatemala and Uganda. Ethical Trading and Investment Company of Nicaragua (ETICO) is the importer for the transactions. Nicholas Hoskyns, a director of the Company, is the managing director of ETICO. At September 30, 2020 and December 31, 2019, amounts owed to ETICO totaled $58,139 and $37,333, respectively. For the nine months ended September 30, 2020 and 2019, we have paid $401,811 and $424,367, respectively. All the amounts owed are current and were paid in accordance with our standard vendor payment policies. The loss of the ETICO relationship could have an adverse effect on the Company’s business in the short term. Management believes other options are available that could be utilized in the event the ETICO relationship was terminated.

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

In September 2020, the Company deferred rent payments for its corporate headquarters totaling $17,200 for the months of July and August 2020. As the rental lease was entered into with the majority shareholders, terms of repayment have not been agreed upon as of the date of these condensed financial statements but will be determined upon the improvement of economic conditions.

9. Business Segment

The Company operates in one reportable segment. All revenues are derived, and all long-lived assets are held in the U.S.

10. COVID-19 Uncertainty and Related Activity

During the first quarter of 2020, government offices throughout the United States and around the world issued shelter in place orders due to the global outbreak of the COVID-19 virus. On March 27, 2020, the President of the United States signed into law the Families First Coronavirus Response Act and two phases of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act which are intended to provide emergency assistance to individuals and business affected by COVID-19. The CARES Act includes a small business stimulus program, Paycheck Protection Program (“PPP”), which is intended to provide loans to qualified businesses to guarantee twenty-four weeks of payroll and other identified costs which may be eligible for partial or full forgiveness.

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

The SBA loan is being accounted for under ASC 470, “Debt”, whereby interest expense is being accrued at the contractual rate and future debt maturities are based on the assumption that none of the principal balance will be forgiven. Forgiveness, if any, will be recognized as a gain on extinguishment when the lender legally releases the Company based on the criteria set forth in the debt agreement and the CARES Act.

In April 2020, the Company executed a $25,000 non-interest bearing loan with a maturity date of April 16, 2021 with Savings Bank of Mendocino County. The Company repaid the loan in full in December 2020.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. In some cases, forward-looking statements may be identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These statements relate to, among other things, possible expansions into new and existing markets and trends in the operations of Thanksgiving Coffee Company, Inc. (“the Company”, “Thanksgiving”, “We”, “Our”). Any forward-looking statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. These various risks and uncertainties include, but are not limited to: changes in general economic conditions, changes in business conditions in the coffee industry, fluctuations in consumer demand for coffee products and in the availability and costs of green beans, continuing competition within the Company’s business, variances from budgeted sales mix and growth rate, consumer acceptance of the Company’s products, inability to secure adequate capital to fund its operating expenses and working capital requirements, inability to hire, train and retain qualified personnel, concentration of production and sales in Northern California, the loss of one or more major customers, inability to successfully implement the Company’s sales goals, natural disasters, civil unrest in countries which produce coffee and tea, weather and other risks identified herein. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this Quarterly Report on Form 10-Q. The Company’s forward-looking statements should also be considered in light of its interim financial statements, related notes and the other financial information appearing elsewhere in this report and in its other filings with the Securities and Exchange Commission. As a result of these risks and uncertainties, the Company’s actual results may differ materially and adversely from those expressed in any forward-looking statements. The Company assumes no obligation to update any forward-looking statements.

Risks that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or that may materially and adversely affect our actual results include, but are not limited to, those discussed in Part I, Item 1A. Risk Factors in the 2019 Report and the additional risk factor regarding COVID-19 discussed in Part II, Item 1A of this Report. Readers should carefully review the risk factors described in the 2019 Report, this Quarterly Report on Form 10-Q and in other documents that the Company files from time to time with the SEC.

SUMMARY

Sales of the Company have eroded over the prior years due to declines in the direct distribution sales method of the Company’s business (i.e., delivery by company truck). Increased competition, customer attrition and customers roasting green beans for their own use have all had a negative impact on the Company’s sales. In the first and second quarter of this year, the Company experienced a decrease in sales because one of its distributors had begun roasting their own beans in house. However, in the third quarter this distributor was unable to roast their own beans and returned to purchasing roasted beans from Thanksgiving. This led to an increase in direct distribution revenue for the three months ended September 30, 2020 when compared to the three months ended September 30, 2019. In addition, the Company continues to try a number of strategies that may or may not prove effective in abating these declines. The Company has changed its method of distribution to rely less on direct distribution (with only three routes) and instead uses independent distributors or ships direct (via UPS or other common carrier). The Company is also trying to focus increasingly toward its on-line sales with a continued emphasis on its presence in social media, growing its email list and linking its search optimization. The effects of these changes on the Company’s sales will reduce distribution expenses. Because of the limited impact of these changes, as well as the decrease in Gross Profit and other factors noted herein, there can be no assurances that the Company will be profitable in any future period, and, as a consequence, the Company is considering various strategic alternatives.

The Company pays substantially more for green beans than our competitors, because of quality, the organic nature of many of the varietals we carry, and the fact that we use fair-traded coffees as well. Green bean costs have remained stable but any rise will place pressure on margins. If green bean costs continue as is or rise, whether as a consequence of inclement weather in a major producing area or any other event that affects green bean pricing, and if the Company cannot offset costs by raising prices, it would have a negative impact on the Company and its margins.

Results of Operations

Nine months ended September 30, 2020 versus September 30, 2019

	Increase (Decrease)	Percent Change

Net Sales	$(290,921)	(9.3%	)
Cost of Sales	(194,406)	(11.1%	)
Gross Profit	(96,515)	(7.0%	)

Selling, General, and Administrative Expenses	228,515	20.9%
Other, net	43,559	(152.8%	)
Net Loss	(282,637)	(119.7%	)

Net sales for the nine months ended September 30, 2020 were $2,829,633 down 9.3%, or $290,921 when compared with net sales of $3,120,554 for the same period in fiscal 2019.

Distribution revenues (e.g., revenues generated by the Company’s own truck distribution) were down $96,381 or 11% for the nine months ended September 30, 2020, when compared with distribution sales for the same period in 2019. The decline appears to be a result of slower volume for existing customers and no customers have been lost.

National revenues (e.g., revenues not derived by mail order and direct truck distribution) were down $476,292 or 25% for the nine months ended September 30, 2020 when compared to national sales for the same period in 2019. The decrease reflects the decrease in volume from a distributor who has begun roasting their own coffee. Thanksgiving is now roasting a selected variety, whereas in the past Thanksgiving was roasting all of their coffee. During the third quarter, Thanksgiving saw an increased demand from the distributor compared to the first and second quarter.

Mail order revenues (e.g., revenues generated from product sold directly to the consumer either through print media or the Internet) increased $281,752 or 92% for the nine months ended September 30, 2020 when compared to mail order sales for the same period in 2019. The increase is attributable to the increase in our online marketing and social media presence.

Cost of sales for the nine months ended September 30, 2020 was $1,555,330 down 11.1%, or $194,406 when compared with the cost of sales of $1,749,736 for the same period in 2019. The decrease reflects the decrease in the overall sales in the nine months of 2020.

Gross margin percentage (gross profit as a percentage of net sales) for the nine months ended September 30, 2020 was 45% when compared with the gross margin of 44% for the same period in 2019, an increase of 1 percentage point. This is due to a decrease in Distribution (e.g., revenues generated by the Company’s own truck distribution) cost per unit sold this year compared to the prior period, specifically due to the decrease in Routes-wholesale costs.

Selling, general, and administrative expenses were $1,324,317 for the nine months ended September 30, 2020, an increase of 20.9% when compared with the selling, general, and administrative expenses of $1,095,802 for the same period in 2019. The increase was a result of an increase in professional fees.

As a result of the foregoing factors, the Company had a net loss of $46,518 for the nine months ended September 30, 2020, compared to a net income of $236,119 for the same period in 2019.

Quarter Ended September 30, 2020

To summarize the Company’s third quarter overall sales are up over the prior period. The increase was in national revenue, due to one customer whose increase in sales attributed to the increase, as well as Mail order revenue. It is noted the cost of sales increased as well because of the increase in volume of green beans roasted to fulfill orders.

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

Direct routes decreased due to the changed method of distribution as well as COVID-19 causing a decreased demand from distributors.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, the Company had working capital of $679,444 versus working capital of $581,966 as of December 31, 2019. The increase in working capital is due primarily to the increase in cash due to the increased third quarter sales, and Paycheck Protection Program borrowings.

Net cash provided by operating activities was $81,946 for the nine months ended September 30, 2020 compared to net cash provided by activities of $214,725 during the same period in 2019. The decrease in operating cash was due to the net loss, partially offset by an increase in accounts payable.

Net cash used in investing activities was ($27,750) for the nine months ended September 30, 2020 compared to ($724) used in the same period in 2019. This increased use of cash was due to purchases of property and equipment. Investing activities comprised of purchases of property and equipment for $44,259 and receiving $16,509 from insurance recoveries.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $197,302 compared to net cash used in financing activities of ($40,943) during the same period in 2019. The cash provided by financing activities was a result of proceeds from the Paycheck Protection Program promissory note of $189,228 and a commercial loan of $25,000, partially offset by payment of equipment financings of $16,926.

At September 30, 2020, the Company had total borrowings of $245,347.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s stock is generally illiquid and there have been few trades in recent years. There have been two trades in the Company’s Common Stock since 1999. In September 2004, 750 shares were traded at $4.50 per share. In December 2005, 400 shares were traded at $2.00 per share.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and President, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer, and the President concluded that the Company’s disclosure controls and procedures were effective.

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

THANKSGIVING COFFEE COMPANY, INC.

Name	Title	Date

/s/ Paul Katzeff	Chief Executive Officer	December 18, 2020
Paul Katzeff

/s/ Joan Katzeff	President	December 18, 2020
Joan Katzeff